Form 10-K
period 2010-12-31
FXCM Inc.
filed 2011-03-31
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission file number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005
(Address of principal executive offices) (Zip Code)

(646) 432-2986

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The effective date for the initial public offering of FXCM Inc. Class A common stock, $0.01 par value per share, was December 1, 2010. There was no public market in the company’s Class A common stock prior to that date.

As of March 25, 2011, there were 17,319,000 million outstanding shares of the registrant’s Class A Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

FXCM Inc. is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is a controlling equity interest in FXCM Holdings, LLC. Unless the context suggests otherwise, references in this report to “FXCM,” the “Company,” “we,” “us” and “our” refer (1) prior to the December 2010 initial public offering (“IPO”) of the Class A common stock of FXCM Inc. and related transactions, to FXCM Holdings, LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to FXCM Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange, or FX, trading and related services to approximately 136,000 active retail and institutional customers globally. We offer our customers access to over-the-counter, or OTC, FX markets through our proprietary technology platform. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from up to 25 global banks, financial institutions and market makers, or FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. In addition to trading fees and commissions, we also earn other forms of revenue such as fees earned from: arrangements with other financial institutions to provide platform, back office and trade execution services, trading in contracts-for-difference, or CFDs, trading in equities and equity options, payments for order flow, FX market prices and other various ancillary FX related services and joint ventures.

Our agency model is fundamental to our core business philosophy because we believe that it aligns our interests with those of our customers, reduces our risks and provides distinct advantages over the principal model used by the majority of retail FX brokers. In the principal model, the retail FX broker sets the price it presents to the customer and may maintain its trading position if it believes the price may move in its favor and against the customer. We believe this creates an inherent conflict between the interests of the customer and those of the principal model broker. Principal model brokers’ revenues typically consist primarily of trading gains or losses and are more affected by market volatility than those of brokers utilizing the agency model.

We operate our business through two segments: retail trading and institutional trading. Our retail trading segment accounted for 88% of our total revenues in 2010. Our institutional trading segment, FXCM Pro, offers FX trading services to banks, hedge funds and other institutional customers on an agency model basis and accounted for 8% of our total revenues in 2010. For financial information regarding our segments, see Note 20 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Our operating subsidiaries are regulated in a number of jurisdictions, including, but not limited to, the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong and Australia. As a result of our acquisition of ODL Group Limited, or ODL, a U.K.-based FX broker, which was consummated on October 1, 2010, we are also regulated in Japan. We maintain offices in these jurisdictions, among others. We offer our trading software in 16 languages, produce FX research and content in 14 languages and provide customer support in 13 languages. In 2010, approximately 79% of our customer trading volume was derived from customers residing outside the United States.

Acquisition of ODL

In May 2010, we signed a stock purchase agreement to acquire ODL Group Limited, a broker of retail FX, CFDs, spread betting and equity options headquartered in the U.K. Our acquisition of ODL is intended to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force. Our plan is to migrate ODL’s customers to our agency model platform starting with their FX and spread betting products.

ODL is also a licensed broker of equity options and a member of exchanges including the London Stock Exchange and NYSE Liffe. At present this is a very small portion of ODL’s business. ODL will continue to offer equity and equity options trading using their existing platform.

The transaction was consummated on October 1, 2010. As consideration we provided for $2.2 million in cash, and we issued to ODL shareholders a 5.25% equity interest in FXCM Holdings, LLC.

Our Products and Services

We offer three types of accounts, each designed for a particular type of retail FX trader. For those new to FX trading, we offer Micro accounts which enable new traders to open accounts with as little as $25 and trade in very small lot sizes. Our Standard accounts are designed for the majority of our traders and require an opening deposit of $2,000. Our Active Trader accounts are designed for experienced, high volume traders and require an opening deposit of $50,000 or trading volume of at least $10 million per month.

We also offer trading in a growing number of instruments. While some customers may choose a retail FX broker based on the breadth of products they offer, we limit the products we offer to those that meet our risk, regulatory and technology criteria. If an instrument cannot be traded on an agency model now or moved to an agency model with reasonable effort and within a reasonable period of time, we will not offer it.

Spot FX Pairs

We offer spot FX trading in over 50 currency pairs. Of these pairs, our most popular seven currency pairs represent over 87% of all trading volume, with the EUR/USD currency pair being the most popular, representing over 37% of our trading volume in 2010. We add new currencies to our list provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency.

Contracts-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings, which we began offering in September 2009, currently include contracts for metals, energy and stock indices, and for the year ended December 31, 2010, CFD trading constituted approximately 3% of total trading volume. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not and our affiliates do not trade or offer CFDs in the United States or to U.S. residents.

CFD trading is offered through our Trading Station II, or TSII, and Meta Trader 4, or MT4, products similar to our currency pairs. As our FX market makers cannot process agency model trades for CFDs, these products are not offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2010, spread betting constituted approximately 1% of total trading volume.

Equities and Equity Options

As a result of our acquisition of ODL, we now offer our customers equity and equity option trading through ODL. ODL offers customers outside of the United States the ability to trade equities and options on UK, continental Europe and U.S. markets. They are offered using an ODL platform which integrates proprietary as well as third party software that connects to third party data providers, clearing firms and other market participants.

Equities and equity options offered and sold through ODL, as a FSA-regulated broker dealer in the UK, will, if traded in the primary market, be offered and sold pursuant to Regulation S. Trading in equities and equity options for and with customers in the secondary market will be carried out by ODL in compliance with applicable rules and regulations of the FSA and other applicable law.

These products do not currently represent a material source of revenue for us.

Our Trading Systems

We offer a number of trading systems, all of which are supported by our sophisticated, proprietary technology infrastructure. Our technology tracks the balances, positions, profits and losses and margin levels for all account holders in real time. The back office system’s real time margin-watcher feature automatically closes out open positions if a customer’s account is at risk of going into a negative balance as a result of a trading position losing value and reaching the minimum margin threshold. These features ensure that the customers cannot lose more than what they deposited into their account.

Trading Station II (TSII) is our proprietary flagship technology platform. Over 268,000 trades a day were placed using TSII for the year ended December 31, 2010. TSII has been named FX Week’s “Best Retail Trading Platform” for 2009 and 2010. TSII combines power and functionality and is accessible through a user-friendly interface. TSII is designed to serve the needs of our retail FX customers, but also offers advanced functionalities often used by professional money managers and our institutional customers. TSII is a Windows-based platform with a wide variety of customization options for users to choose from including a choice of 16 languages. The platform provides an advanced chart offering called Marketscope which offers a wide array of customization features, technical analysis indicators, signal and alert functionality, as well as the ability to place trades directly from the chart. We grant many of our white labels a limited, non-exclusive, nontransferable, cost free license to use TSII to facilitate trading volume and increase trading fees and commissions.

Active Trader Platform, also a proprietary technology platform, was built and designed for our higher volume customers. The platform is web-based, making it easily and quickly accessible by users without requiring a download. The platform features most of the same capabilities as the TSII platform but also adds the ability to display up to 10 tiers of market depth information. While TSII streams the best bid and best offer from our FX market makers to the customer, our Active Trader Platform displays not only the best bid and best offer but also the next nine bids and offers. Our customers can use this information to determine where market liquidity is heavier and therefore which direction the more immediate moves may likely be. This market depth information is similar to Level II information displayed on the more professionally geared equity trading systems, but is not common for retail FX. At present, we do not license rights or have any white label arrangements which include licenses to use our Active Trader Platform.

Meta Trader 4 (MT4) is a third-party platform built and maintained by MetaQuotes Software Corp, and we have licensed the rights to offer it to our customer base. MT4 has a loyal and global user group and the platform caters towards customers with automated trading systems that they have either developed themselves or have purchased from other developers. Our MT4 platform utilizes all the features of our back office system and order execution logic that are provided to users of our proprietary technology platforms. We have integrated MT4 into the same pricing engine as TSII, enabling its users to get the same pricing and execution.

FXCM Pro is our institutional level FX offering that allows banks, hedge funds, professional money managers and other such entities to trade anonymously, similar to an ECN. We currently license the technology platform for FXCM Pro from Currenex. Our added value comes from connecting institutional customers to our top tier FX market makers to gain access to preferred pricing. Customers using FXCM Pro can both take and make prices on the platform. We earn revenue through markups on those prices and/or commissions charged to the customer.

Other Platforms

Our Trading Station Gateway, or Gateway platform, is similar to TSII but is web-based. The Gateway platform allows customers to access their account from any computer without downloading any files. Gateway is also easy to use and has most of the customization options of the TSII.

Strategy Trader is a platform that provides an alternative to customers who prefer to automate trading strategies that they have either built themselves or bought from other developers. Strategy Trader users will have the ability to code and share C#-based trading systems and run them automatically through the platform.

FX System Selector is a platform that allows customers to scan and review dozens of pre-programmed and pre-filtered trading systems and over 1,000 automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. FX System Selector is an ideal option for customers that follow general market trends but may not prefer to execute trades themselves.

We also offer mobile platforms for multiple mobile devices, including Blackberry® and the iPhone®/iTouch®. These platforms include a majority of the functionality found on the TSII and allow customers to log in and trade anywhere in the world.

Sales and Marketing

Our sales and marketing strategy focuses on three diverse customer acquisition channels to expand our customer base.

Direct Marketing Channel

Our direct marketing channel, through which we seek to attract new customers is our most important marketing channel. In executing our direct marketing strategy, we use a mix of online, television and radio advertising, search engine marketing, email marketing, educational FX expos and strategic public and media relations, all of which are aimed at driving prospective customers to our web properties, DailyFX.com and fxcm.com. In those jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, however, we are generally restricted from utilizing our direct marketing channel. See “Business  — Regulation.”

While our platform is available in 16 languages and we have websites available in 14 languages, the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last two years, we have focused on expanding our global footprint by opening new international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and native speakers performing sales and support. Currently, we maintain sales offices in the United States, the United Kingdom, France, Germany, Italy, Greece, Hong Kong, Japan and Australia.

The primary objective of our marketing is to encourage prospective customers to register for free trading accounts or tradable accounts. Free registered practice trading accounts or “demo” accounts are our principal lead generation tool. We believe the demo account serves as an educational tool, providing prospective customers with the opportunity to try FX trading in a risk-free environment, without committing any capital. Additionally, it allows prospective customers to evaluate our technology platform, tools and services. The demo account is identical to the platform used by our active trading customers, including the availability of live real-time streaming quotes. However, trades are not actually executed with our FX market makers.

During the trial period for the demo account, we provide customers with information about our firm’s advantages, educational resources and trading tools. To complement these efforts, a team of Series 3 licensed sales representatives contacts prospective customers by telephone to provide individualized assistance.

Indirect Marketing Channels

Our second marketing channel is our indirect channel that utilizes a network of referring brokers. Referring brokers are third parties that advertise and sell our services in exchange for performance-based compensation. Many referring brokers offer services that are complementary to our brokerage offering, such as trading education and automated trading software. While referring brokers are not permitted to use our name in their advertising, accounts originating from referring brokers are legally opened with a FXCM-owned entity. In most cases, the sales function is performed by the referring broker and customer service is provided by our staff.

Our white label channel is the smallest of three new customer acquisition channels. We enable regulated financial institutions to offer retail FX trading services to its customers using one or more of the following services: (1) our technology; (2) our sales and support staff or (3) our access to liquidity. White labels can add value to our core offering through increased positive name recognition on a regional or global scale and access to a large existing customer base. Customer accounts are opened directly with the white label, who has responsibility for regulatory oversight.

Institutional sales and marketing

FXCM Pro is targeted at institutional customers, principally banks, hedge funds, corporate treasury departments and commodity trading advisors. These customers trade using a variety of tools. Some trade directly on the FXCM Pro system, using its graphic user interface. Most, however, trade using automated systems that receive price streams from FXCM Pro, as well as other institutional FX providers such as banks and Electronic Communications Networks (ECNs). The sales process involves identifying a customer, receiving credit approval from one of our prime brokers, signing them to a contract and then connecting them to our network. Our revenues are principally determined by the number of trades where we provided the customer with the price and execution size they desired.

We service this customer base with a small experienced institutional sales force located in our New York and London offices. As the customer base is much smaller compared to that in our retail marketplace, we are able to provide customized service and attention to each account. The institutional sales force is compensated on a commission basis.

Marketing expertise

We believe that our in-house marketing organization provides us with a competitive advantage. We do not rely on outside marketing agencies to provide services because our marketing team acts as an in-house agency. Our marketing team handles functions such as creative, media buying, price-per-click advertising, website development, email and database marketing, and corporate communications. Many of these staff members have been with FXCM for multiple years and have developed an internal knowledge base at FXCM that would probably not otherwise be available. This expertise has enabled us to assemble a tightly integrated digital marketing platform which encompasses our CRM (salesforce.com), Trading Back Office, Ad Serving, and Website Analytics. As a result, we can calculate the value of any media purchase with a high level of precision on a cost per lead and cost per account basis. We believe this analysis enables us to make intelligent media buying decisions.

Customer Service

We provide customer service 24 hours a day, seven days a week in English, handling customer inquiries via telephone, email and online chat. To provide efficient service to our growing customer base, we have segmented our customer demographic into three main categories.

•	New to FX: We cater to new customers seeking to open accounts by providing low barrier account minimums and in-depth educational resources on the FX market. We believe that education is an important factor for new customers, and we have a team dedicated to educate our customers about the fundamentals of FX trading, application of technical analysis to FX and the use of risk management. We offer online videos for educating new customers on the FX market. In addition, we have a dedicated staff of instructors who conduct live webinars and answer questions posted by customers in forums.
•	Experienced Customers: We offer our experienced customers value-added resources and trading functionality. DailyFX Plus is a proprietary secure portal that provides trading signals and high touch education. As many experienced customers are technical traders, we also provide them with the ability to trade directly from the charts.
•	High Volume/Algorithmic Trading: In 2009, we formed our Active Trader sales group which caters to active customers with large account balances. Active Trader customers can receive price incentives for trading higher volumes. High volume, automated trading has increased in popularity in the FX market. We have a dedicated programming services team that can code automated trading strategies on behalf of customers. Additionally, we offer multiple automated programming interfaces that allow customers with automated trading systems to connect to our execution system.

We utilize tools that allow prospective and existing customers to contact us through an online chat feature which allows our sales and support staff to engage multiple customers at once. In addition to live support, we are introducing more self-service tools to customers to decrease inbound requests into our customer service team, enabling them to focus more on pro-active customer communication, including education and product upgrades. We believe this will lead to increased deposits and higher customer retention rates.

Our retail sales and customer service teams are not compensated on a commission basis. All customers receive the same level of service, regardless of the FXCM representative. We believe this is a key differentiator for us compared to other retail FX firms that employ commission based sales forces who may not be motivated to provide support to smaller customers.

Technology and Infrastructure

Proprietary technology platform

Our FX technology platform has been designed using proprietary technologies to deliver high standards in performance, flexibility and reliability. Our platform can be divided into three main groups: front-end technology platforms and trading decision support tools, agency model technology platform and back office applications for account management, operations, reporting and reconciliation processes.

We believe that our technology and infrastructure platform provides us with a competitive advantage and enables us to provide innovative solutions to our customers and partners. As examples, we introduced the concept of real-time rebate calculation for referring brokers and automation of basic operations and account management routines to reduce processing time.

Scalability

Our agency model system has been designed to meet the demands of our growing customer base with a focus on speed, accuracy and reliability. Within our network, we process orders in under 2 milliseconds during peak load periods, and have processed over 1,700 orders per second during volatile market conditions, 340 times our average volume over the last two years. We believe our current platform has the capacity of scale to meet our growth expectations for the foreseeable future.

Reliability and Availability

Our hardware infrastructure is hosted at collocation facilities run by Equinix and DBSi. The two datacenters, located in New Jersey and Pennsylvania are over 90 miles apart, on separate power grids and separate fiber connectivity. Each facility has N+1 (or greater) uninterruptible power supply systems, generator systems, public utility power feeds, cooling systems, internet providers and private network providers. Locations on the eastern coast of the United States were chosen to achieve both optimal networking latency to price providers and required geographic distance separation.

Applications, servers, network, storage devices, power and temperature are monitored 24 hours a day, seven days a week by support personnel through a combination of industry standard monitoring and alerting tools, including SolarWinds, Nagios, Cacti and FlowMon. Custom written applets and scripts are used to report key resource usage in near real-time.

Personnel are distributed across five major office locations with key operations, such as dealing, customer support and technology support, staffed at multiple locations. Each office location utilizes redundant network connections to access datacenter resources.

Security

Data security is of critical importance to us. We use industry standard products and practices throughout our facilities. We have strict policies and procedures with a minimal set of employees retaining access to customer data. Physical security at our datacenters is handled by security staff present 24 hours a day, seven days a week. In addition, we use biometric and card access systems, video surveillance, and “man traps” which refers to a small space having two sets of interlocking doors such that the first set of doors must close before the second set opens and also requires identification for each door. Physical access at our corporate headquarters is also handled by a security staff that is present 24 hours a day, seven days a week, as well as turnstiles and card access systems.

Our systems and policies are tested annually for Payment Card Industry, or PCI compliance. Additionally, we engaged a public accounting firm to perform an audit of our internal controls and issue a SAS 70 audit report.

Business Continuity/Disaster Recovery

We have established a business continuity management team to prepare and maintain business continuity plans and procedures designed to ensure a prompt recovery following the loss or partial loss of any of our infrastructure, systems or locations. Our recovery plans are tested on a regular basis in order to verify their effectiveness. Plans are maintained and updated based upon results of the tests and as business needs change.

Risk management

From 1999 through July 2007, we utilized the principal model, setting the prices we displayed and serving as the sole counterparty to our customers’ trades. In 2005, discussions with certain of our customers and regulators led us to believe that an agency model has significant advantages over the principal model. We believed that if we remained a principal model broker, we would be required to take on increasing amounts of market risk and would require increasing amounts of capital in order to achieve our growth objectives. Therefore, we commenced building an agency model platform, which required a significant investment in technology, as well as the cooperation of several of our market makers who were required to change their systems to accommodate our new trading model. We began moving customers onto agency execution in November of 2006, and in July 2007, completed the transition. We have continued to invest in our agency platform, adding additional FX market makers, improving execution and adding features to enhance the trading experience of our customers.

Converting to an agency model is one example of our core business philosophy to reduce risks. We believe that this is also evident in:

•	our list of products, which is principally limited to those we are now, or can soon be, trading using our agency model;
•	our margin monitoring technology, which reduces the risk that customers trading on margin could lose more than they deposit by checking our customers’ margins on every price update and account update;
•	our network of multiple FX market makers and prime brokers, which we believe reduces our counterparty risk in the event one of our business partners fails; and
•	our commitment to strong internal compliance procedures and compliance organization staffing, which we believe reduces our operational risk.

We believe our approach to risk management not only protects us from potential losses but also delivers financial benefits. As we do not hold positions on agency trades, we do not have to use our balance sheet to manage market risk or to meet the larger regulatory capital requirements that accompany those risks. This allows us instead to use our capital to:

•	enhance our global technology platform which services over 136,000 active accounts from customers in 184 countries;
•	introduce new products at an accelerated pace;
•	enhance our global brand through digital marketing campaigns developed by our in-house marketing organization; and
•	selectively acquire other retail FX brokers.

Agency execution represented approximately 93% of our retail trading volume in 2010. All Standard and Active Trader account trading is done on an agency model basis. Prior to August 2010, our FX market makers did not accept trade lot sizes smaller than $1,000, the size of some trades executed by our Micro accounts. Although we always offered the best buy and sell quotes from our FX market makers to all accounts regardless of size, we did not immediately offset certain Micro account trades with our FX market makers. For these transactions, we acted as the principal to the trade. Starting in August 2010, all Micro account FX trades, regardless of size, are executed on an agency basis. Similarly, market makers for CFDs are not yet capable of processing orders in sizes required for agency execution. We currently act as the principal on all CFD trades. We are working with our network of market makers with the goal of moving our CFD volume to agency model execution.

For our agency trades, we are not subject to market risk as every trade is hedged immediately at the market price offered to our customer. For the remainder of our volume for which we do not create an offsetting hedge trade automatically, we are exposed to a degree of risk on each trade that the market price of our position will move against us. While our exposure is minimal relative to the size of our balance sheet, we have established policies and procedures to manage our exposure. These policies are reviewed regularly by our executive management team and include quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. For example, we have a policy that places a binding limit on the size of our open exposure to protect us against market risk. To date, we have not had a situation where our exposure exceeded our limits. Our risk management procedures require monitoring risk exposure on a continuous basis and determining appropriate hedging strategies in order to maximize revenue and minimize risk.

Our FX trading operations require a commitment of our capital and involve risk of loss due to the potential failure of our customers to perform their obligations under these transactions. In order to minimize the incidence of a customer’s losses exceeding the amount of cash in their account, which we refer to as negative equity, we require that each trade must be collateralized in accordance with our collateral risk management policies. Each customer is required to have minimum funds in their account for opening positions, referred to as the initial margin, and for maintaining positions, referred to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregated margin requirement across all of the positions that a customer holds at any time. Each net position in a particular currency pair is margined separately. Because we do not net across different currency pairs, we believe we produce a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real-time and we confirm that each of our customers has sufficient cash collateral in their account before we execute their trades. If at any point in time a customer’s trading position does not comply with the applicable margin requirement because our predetermined liquidation thresholds have been exceeded, the position will be automatically liquidated in accordance with our margin policies and procedures documented in our customer agreement. We believe this policy protects both us and the customer. We believe that as a result of implementing real-time margining and liquidation processing, the incidence of customer negative equity has been insignificant.

We are also exposed to potential credit risk arising from our exposure to counterparties with which we hedge and financial institutions with whom we deposit cash. By transacting with several of the largest global financial institutions, we have limited our exposure to any one institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Relationships with wholesale FX market makers and prime brokers

Our global network of FX market makers includes global banks, financial institutions and market makers.

These liquidity relationships are legally formed pursuant to agreements, such as International Swaps and Derivatives Association, or ISDA, form agreements which are signed with each financial institution. These standardized agreements are widely used in the interbank market for establishing credit relationships and are typically customized to meet the unique needs of each liquidity relationship. Each ISDA agreement outlines the products supported along with indicative bid/offer spreads and margin requirements for each product. We have had a number of key liquidity relationships in place for over five years and as such we believe we have developed a strong track record of meeting and exceeding the requirements associated with each relationship. However, our FX market makers have no obligation to continue to provide liquidity to us and may terminate our arrangements with them at any time. We currently have effective ISDA agreements and other applicable agreements.

In addition to the multiple direct relationships we have established with FX market makers pursuant to the ISDA agreements, we have also entered into prime brokerage agreements with Citi and Deutsche Bank for our retail trading, and Citi and RBS for our FXCM Pro institutional business, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime broker, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers for certain losses they may incur.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and fair business practice laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties and rigorously control access to proprietary technology. Currently, we do not have any pending or issued patents.

We use the following service marks that have been registered or for which we have applied for registration with the U.S. Patent and Trademark Office: Forex Capital Markets (registered service mark), FXCMPRO (registered service mark), FXCM (registered service mark) and StrategyTrader (pending service mark).

Competition

The retail FX trading market is fragmented and highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. Competition in the institutional market can be grouped by type, technology and provider.

U.S. based retail FX brokers:  In the U.S. market, our primary competitors are Gain Capital Holdings Inc., Global Futures & FX, LLC and OANDA Corporation. They are well capitalized, have their own technology platforms and are recognizable brands. All of these firms operate using the principal model. We also compete with smaller retail FX brokers such as FXDirectDealer, LLC and InterbankFX, LLC. These firms, to date, have not been our core competitors due to their smaller size, technology and marketing limitations. With the exception of InterbankFX, all of these firms operate using the principal model.

International multi-product trading firms:  Outside the United States we compete with firms such as Saxo Bank, CMC Group, IG Group Holdings plc and City Index Limited. Other than Saxo Bank, the international firms tend to focus on CFDs and spread betting.

Other online trading firms:  To a lesser degree, we compete with traditional online equity brokers, OptionsXpress Holdings, Inc., E*TRADE Financial Corp., TD Ameritrade, TradeStation and Interactive Brokers. These firms generally tend to focus on listed products and may already, or will in the future, provide retail FX principally as a complementary offering. With the exception of Interactive Brokers, the firms in this category that have entered the FX market have generally done so through a relationship with a retail FX broker who specializes in FX.

International banks and other financial institutions with significant FX operations:  We also compete with international banks that have announced or launched retail FX operations. Financial institutions generally choose to enter into a joint venture with an independent retail currency firm in lieu of building a retail operation. For example, we have a white label relationship with dbFX, the online retail FX offering from Deutsche Bank.

Competition in institutional market:  In the institutional market that our FXCM Pro segment competes, we face competition from three principal sources. We compete with other multi-bank ECNs such as State Street Banks’ Currenex, Knight Capital’s Hotspot FX and ICAP’s EBS. We also compete with single bank platforms such as Deutsche Bank’s Autobahn, Barclays’ Barx and Citi’s Velocity. The third source of competition are desktop aggregators, including Progress Software’s Apama, Flextrade and Integral.

We attribute our competitive success to the quality of the service we offer our customers and their confidence in our agency business model and strong financial condition. We believe that our expertise in product innovation, trading technology and international scale will allow us to continue to compete globally as we expand our presence in existing markets and enter new ones.

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong and Australia. As a result of our acquisition of ODL, which was consummated on October 1, 2010, we are also regulated in Japan.

In the United States, we are primarily regulated by the Securities and Exchange Commission, the New York Stock Exchange, the Commodities Futures Trading Commission, or CFTC, and the National Futures Association, or NFA. These regulatory bodies are charged with safeguarding the integrity of the markets. The CFTC and the NFA specifically target the FX and futures markets and protect the interests of customers participating in those markets.

Outside the United States, we are regulated by, among others; the Financial Services Authority in the United Kingdom (FSA); the Securities and Futures Commission in Hong Kong; the Australian Securities and Investment Commission in Australia; and as a result of the acquisition of ODL on October 1, 2010, the Kanto Local Finance Bureau in Japan. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act

As required by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and retained an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act.

Net Capital Requirements

Certain of our subsidiaries are subject to jurisdictional specific minimum net capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, net capital requirements require that at least a minimum specified amount of a regulated entity’s assets be kept in relatively liquid form, usually cash or cash equivalents. Net capital is generally defined as net worth, assets minus liabilities, plus qualifying subordinated borrowings and discretionary liabilities, and less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively other assets.

If a firm fails to maintain the minimum required net capital, its regulator and the self-regulatory organization may suspend or revoke its registration and ultimately could require its liquidation. The net capital requirements may prohibit payment of dividends, redemption of stock, prepayment of subordinated indebtedness and issuance of any unsecured advance or loan to a stockholder, employee or affiliate, if the payment would reduce the firm’s net capital below minimum required levels.

Regulators in the United States, including the CFTC and the NFA, continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2010, on a separate company basis, we were required to maintain approximately $52.6 million of minimum capital in the aggregate across all jurisdictions and approximately $26.5 million of minimum capital in the aggregate for our U.S. entity. As such, as of December 31, 2010, we had approximately $107.1 million of excess adjusted net capital over this required regulated capital in all jurisdictions and $61.0 in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors”, beginning on page 13 of this Annual Report.

Employees

As of December 31, 2010, we had a total of 781 full-time employees and 63 full-time contractors, 545 of which were based in the United States and 236 of which were based outside the United States. We have assembled what we believe is a highly talented group of employees many of whom have been with the firm since our founding. We believe our culture promotes a strong sense of loyalty, customer focus and high ethical standards. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

Our website address is http://www.fxcm.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report, unless expressly noted. We file reports with the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition; the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

An investment in our securities involves risk and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities.

Risks Related to Our Business

The FX market has only recently become accessible to retail investors and, accordingly, we have a limited operating history upon which to evaluate our performance.

The FX market has only recently become accessible to retail investors. Prior to 1996, retail investors generally did not directly trade in the FX market, and we believe most current retail FX traders only recently viewed currency trading as a practical alternative investment class. Our FX trading operations were launched in 1999, at which time we began offering FX trading services domestically and internationally. Accordingly, we have a limited operating history in a relatively new international retail FX trading market upon which you can evaluate our prospects and future performance. Our prospects may be materially adversely affected by the risks, expenses and difficulties frequently encountered in the operation of a new business in a rapidly evolving industry characterized by intense competition and evolving regulatory oversight and rules.

Our revenue and profitability are influenced by trading volume and currency volatility, which are directly impacted by domestic and international market and economic conditions that are beyond our control.

In the past few years, there has been significant disruption and volatility in the global financial markets and economic conditions, and many countries, including the United States, have been in an economic slowdown. Our revenue is influenced by the general level of trading activity in the FX market. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher revenue in periods of volatile currency markets. In the event we experience lower levels of currency volatility, our revenue and profitability will likely be negatively affected.

On average for the year ended December 31, 2010 volatility in the foreign currency market was moderate, continuing a trend that had started in April 2009. However, in May and November 2010, volatility increased in response to the Greek and Irish debt crises, respectively. As a result, during those months we saw an increase in volumes and retail and institutional revenues. However, significant swings in market volatility, as experienced in those months, can result in increased customer trading losses, higher turnover and reduced trading volume.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, such as the current economic slowdown causing a reduction in trading volume in U.S. or foreign securities and derivatives, could result in reduced trading activity in the FX market and therefore could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

We are dependent on our risk management policies and the adherence to such policies by our trading staff. Our policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical changes in market prices. Our risk management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk management policies to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

We depend on our proprietary technology. Any disruption or corruption of our proprietary technology or our inability to maintain technological superiority in our industry could have a material adverse effect on our business, financial condition and results of operations and cash flows. We may experience failures while developing our proprietary technology.

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption for any reason in the proper functioning, or any corruption, of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services and could have a material adverse effect on our business, financial condition and results of operations and cash flows. For example, our technology platform includes a real time margin-watcher feature to ensure that open positions are automatically closed out if a customer becomes at risk of going into a negative balance on his or her account. Any disruption or corruption of this feature would subject us to the risk that amounts owed to us by such customer exceed the collateral in such customer’s account, and our policy is generally not to pursue claims for negative equity against our customers.

In order to remain competitive, we need to continuously develop and redesign our proprietary technology. In doing so, there is an ongoing risk that failures may occur and result in service interruptions or other negative consequences, such as slower quote aggregation, slower trade execution, erroneous trades, or mistaken risk management information.

Our success in the past has largely been attributable to our proprietary technology that has taken us many years to develop. We believe our proprietary technology has provided us with a competitive advantage relative to many FX market participants. If our competitors develop more advanced technologies, we may be required to devote substantial resources to the development of more advanced technology to remain competitive. The FX market is characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. We may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies, and as such, may not remain competitive in the future.

System failures could cause interruptions in our services or decreases in the responsiveness of our services which could harm our business.

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant capabilities. While we currently maintain a disaster recovery plan, or DRP, which is intended to minimize service interruptions and secure data integrity, our DRP may not work effectively during an emergency. Any system failure that causes an interruption in our services, decreases the responsiveness of our services or affects access to our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

We rely on a combination of trademark, copyright, trade secret and fair business practice laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We also rigorously control access to our proprietary technology. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services, as well as our fixed operating infrastructure, such as computer hardware and software, hosting facilities and security and staffing levels. If demand for our products and services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

We operate in a heavily regulated environment that imposes significant compliance requirements and costs on us. Failure to comply with the rapidly evolving laws and regulations governing our FX and other businesses may result in regulatory agencies taking action against us and significant legal expenses in defending ourselves, which could adversely affect our revenues and the way we conduct our business.

We are regulated by governmental bodies and/or self-regulatory organizations in a number of jurisdictions, including the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong and Australia. As a result of our acquisition of ODL, which was consummated on October 1, 2010, we are also regulated in Japan. We are also exposed to substantial risks of liability under federal and state securities laws, federal commodity futures laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the Securities and Exchange Commission, or SEC, the Federal Reserve and state securities regulators.

Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the United States, we are principally regulated by the Commodity Futures Trading Commission, or CFTC, and the National Futures Association, or NFA. We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority in the United Kingdom, or FSA, the Securities and Futures Commission in Hong Kong, or SFC, and the Australian Securities and Investment Commission in Australia, or ASIC, among others, and, as a result of our acquisition of ODL, the Kanto Local Finance Bureau in Japan, or KLFB. In

addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. Among other things, we are subject to regulation with regard to:

•	our sales practices, including our interaction with and solicitation of customers and our marketing activities;
•	the custody, control and safeguarding of our customers’ assets;
•	account statements, record-keeping and retention;
•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•	making regular financial and other reports to regulators;
•	anti-money laundering practices;
•	licensing for our operating subsidiaries and our employees;
•	the conduct of our directors, officers, employees and affiliates; and
•	supervision of our business.

Compliance with these regulations is complicated, time consuming and expensive. Even minor, inadvertent irregularities can potentially give rise to claims that applicable laws and regulations have been violated. Failure to comply with all potentially applicable laws and regulations could lead to fines and other penalties which could adversely affect our revenues and our ability to conduct our business as planned. In addition, we could incur significant legal expenses in defending ourselves against and resolving actions or investigations by such regulatory agencies.

We accept customers from many jurisdictions in a manner which we believe does not require local registration, licensing or authorization. As a result, our growth may be limited by future restrictions in these jurisdictions and we remain at risk that we may be exposed to civil or criminal penalties or be required to cease operations if we are found to be operating in jurisdictions without the proper license or authorization or if we become subject to regulation by local government bodies.

Trading volume for 2010 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was in the aggregate about 43% of our total customer trading volume. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

In jurisdictions where we are not licensed or authorized, we are generally restricted from direct marketing to retail investors including the operation of a website specifically targeted to investors in a particular foreign jurisdiction. This restriction may limit our ability to grow our business in such jurisdictions or may result in increased overhead costs or lower service quality to customers in such jurisdictions. Accordingly, we currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until legal and regulatory barriers to international firms in certain of those markets are modified. Existing and future legal and regulatory requirements and restrictions may adversely impact our international expansion on an ongoing basis and we may not be able to successfully develop our business in a number of markets, including emerging markets, as we currently plan.

We consult with local counsel in jurisdictions where our total retail trading volume per jurisdiction is greater than 1%. In the aggregate, these jurisdictions represent approximately 80% of our total retail customer trading volume. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. We generally do not consult with local counsel in jurisdictions where the total retail trading volume per jurisdiction is less than 1%. These jurisdictions represent approximately 20% of our total trading volume in the aggregate. In these jurisdictions that each have less than 1% of our total trading volume, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement. In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties and our contracts with customers may be void or unenforceable, which could lead to losses relating to restitution of client funds or principal risk on open positions. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of our business with customers in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations. If sanctions, fines, restrictions on our business or other penalties are imposed on us for failure to comply with applicable legal requirements, guidelines or regulations, our financial condition and results of operations, and our reputation and ability to engage in business, may be materially adversely affected.

We periodically evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels (firms that offer our trading services to their clients under their own brand name in exchange for a revenue sharing arrangement with us) operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions and, at any given time, are generally in various stages of updating our business practices in relation to various jurisdictions. For example, we received a request from the Financial Services Agency, or JFSA, the regulatory authority responsible for the regulation of FX trading in Japan, that we submit a plan for coming into compliance with JFSA requirements with respect to transacting business with Japanese retail customers who register to trade with foreign entities not regulated by the JFSA. We have submitted a plan to transfer Japanese retail customers registered with any of our subsidiaries to our subsidiary, ODL Japan, which is regulated with the Kanto Local Financial Bureau in Japan. These customers represented approximately 6% of our total customer trading volume for the year ended December 31, 2010. In Singapore, which, as of December 31, 2010, accounted for approximately 1% of our total trading volume, we have evaluated and altered our business structure after our review of local regulations of the Monetary Authority of Singapore. As such, we are seeking a locally registered agent to conduct our business in that jurisdiction.

As a result of these, among other potential future changes in our business practices in certain jurisdictions, customers may decide to transact their business with a different FX broker which may adversely affect our revenue and profitability. We may also be subject to enforcement actions and penalties by the regulatory authorities of those jurisdictions or be subject to customer claims.

We conduct our business within a heavily regulated environment and may be exposed to increased compliance costs or may be restricted from entering new markets as a result of extensive regulatory requirements.

The cost of compliance with international regulations may adversely increase our costs, affect our revenue and impede our ability to expand internationally. Since we operate our business internationally, we are subject to regulations in many different countries in which we operate. If we are required to comply with new regulations or new or different interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected, or the cost of compliance may make it difficult to expand into new international markets, or we may be liable for additional costs, which may be substantial.

The Canadian regulatory environment with respect to FX products is complex and evolving and subject to provincial and territorial differences. Although we are not currently subject to regulatory proceedings, our FX trading services may not be compliant with the regulations of all provinces and territories in Canada. We may be required to register our business in one or more provinces or territories, or to restructure our Canadian activities to be in compliance. Any such restructuring could negatively impact our profitability because, among other things, we may be required to share a portion of our revenue.

Approximately 6% of our total customer trading volume for the year ended December 31, 2010 was generated from customers located in Canada. In Canada, the securities and derivatives industry is governed locally by provincial or territorial legislation, and there is no national regulator. The regulation of FX products differs from province to province and territory to territory. For example, the provincial laws of British Columbia would require us to register as an investment dealer to offer our trading services directly. We previously conducted our business in British Columbia through an affiliate that was a registered exchange contract dealer with the British Columbia Securities Commission. We currently conduct our business in British Columbia through an arrangement with a registered investment dealer in Canada. In other provinces and territories in Canada, where we conduct the bulk of our Canadian business, we have historically provided our services directly from our U.S. facilities, without registering as a dealer in Canada.

We have received letters from local regulators in Quebec and Manitoba requesting information about our customers resident in such provinces. We have responded to both inquiries on a voluntary basis and to date have not received any further requests for supplemental information from regulators in Manitoba. We are presently engaged in discussions with the Autorité des marches financiers, or AMF, the regulatory authority responsible for the regulation of FX trading in Quebec, concerning the resolution of any alleged violations that may have occurred.

We are aware that local regulators in certain Canadian provinces and territories have begun to determine that FX trading services must be carried out through a registered investment dealer. Accordingly, we are evaluating the restructuring of our Canadian activities, including possible arrangements with registered investment dealers, to address these regulatory developments. We anticipate that our profitability in Canada will decrease significantly due to the restructuring of our Canadian activities because, among other things, we may have to share a portion of our revenue. In addition to the potential adverse effect on our results of operations as a result of a need to restructure our Canadian activities, we may also be subject to enforcement actions and penalties or customer claims in any province or territory where our FX trading operations are deemed to have violated local regulations in the past.

Servicing customers via the internet may require us to comply with the laws and regulations of each country in which we are deemed to conduct business. Failure to comply with such laws may negatively impact our financial results.

Since our services are available over the internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our failure to comply with regulatory requirements could subject us to sanctions and could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Many of the laws and regulations by which we are governed grant regulators broad powers to investigate and enforce compliance with their rules and regulations and to impose penalties and other sanctions for non-compliance. Our ability to comply with all applicable laws and regulations is dependent in large part on our internal compliance function as well as our ability to attract and retain qualified compliance personnel, which we may not be able to do. If a regulator finds that we have failed to comply with applicable rules and regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil litigation or other sanctions, including, in some cases, increased reporting requirements or other undertakings, revocation of our operating licenses or criminal conviction. In 2007, the NFA filed a complaint against us and our chief executive officer alleging, among other things, that we were using deficient promotional material, had not established and implemented an adequate anti-money laundering program and failed to supervise the firm’s operations. As part of the settlement that resulted in the action being terminated, we neither admitted nor denied the allegations in the complaint and paid a fine of $175,000. Any disciplinary action taken against us could result in negative publicity, potential litigation, remediation costs and loss of customers which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

In addition, since June 2010, the NFA has contacted a number of FX brokers, including us, requesting information regarding trade execution. We have also recently been contacted by the CFTC for similar information. Although we have complied, and continue to comply, with the NFA’s requests and are in the process of complying with the CFTC’s requests, we have not been formally notified whether or not the NFA or the CFTC intends to take any action against us with respect to our trade execution practices. Notwithstanding the foregoing, NFA has brought enforcement actions against two other FX brokers concerning their respective trade execution practices and has reached settlement agreements with both of them. Based on publicly available records, these settlements required payments by the other FX brokers of $459,000 and $320,000, respectively, and require them to refund to customers all losses incurred as a result of the improper trade execution practices identified. A similar enforcement action may be brought against us which could adversely affect our revenues and our ability to conduct our business as planned.

The regulatory environment in which we operate is subject to continual change. Changes in the regulatory environment could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and there may be future regulatory changes in our industry. The financial services industry in general has been subject to increasing regulatory oversight in recent years. The governmental bodies and self-regulatory organizations that regulate our business have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we may become subject to new regulations that may affect the way in which we conduct our business and may make our business less profitable. For example, a regulatory body may reduce the levels of leverage we are allowed to offer to our customers, which may adversely impact our business, financial condition and results of operations and cash flows. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

For example, in August 2010, the CFTC released final rules relating to retail FX regarding, among other things, registration, disclosure, recordkeeping, financial reporting, minimum capital and other operational standards. Most significantly the regulations:

•	impose an initial minimum security deposit amount of 2% of the notional value for major currency pairs and 5% of the notional value for all other retail FX transactions and provide that the NFA will designate which currencies are “major currencies” and review, at least annually, major currency designations and security deposit requirements and adjust such designations and requirements as necessary in light of changes in the volatility of currencies and other economic and market factors;

•	provide that referring brokers must either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX dealer member, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time;
•	require that the risk disclosure statement provided to every retail FX customer include disclosure of the number of non-discretionary accounts maintained by the futures commission merchant, or FCM, or retail foreign exchange dealer, or RFED, that were profitable and those that were not during the four most recent calendar quarters;
•	require us to ensure that our customers resident in the United States have accounts with our NFA-registered operating entity;
•	require that FCMs and RFEDs are obligated when requoting prices to do so in a symmetrical fashion so that the requoted prices do not represent an increase in the spread from the initially quoted prices, regardless of the direction the market moves; and
•	prohibit the making of guarantees against loss to retail FX customers by FCMs, RFEDs and referring brokers and require that FCMs, RFEDs and referring brokers provide retail FX customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss.

The impact on us of these new regulations, which became effective on October 18, 2010, is uncertain. However, the inability to offer customers who are U.S. residents leverage in excess of 50-to-1 (as compared to 100-to-1 previously) may diminish the trading volume of these customers which may affect our revenue and profitability. In response to the requirement that our customers resident in the United States maintain trading accounts only with our CFTC-registered operating subsidiary, we have migrated all consenting U.S. resident customer accounts established with our foreign affiliates to our CFTC-regulated operating subsidiary. All other U.S. resident accounts not established with our CFTC-regulated operating subsidiary have been locked from trading pending further instructions from the account holders. However, in order to permit us to comply with the rules of the FSA regarding the transfer of client accounts, the process of migrating U.S. resident customer accounts held by our FSA-regulated operating subsidiary in the United Kingdom was not completed until October 29, 2010, eleven calendar days following the date on which the new regulations became effective. We informed the CFTC of this circumstance and are engaged in discussions with the CFTC concerning the resolution of any violation of the new regulations that may have occurred. While any such resolution could result in our being subject to a fine and other penalties, we do not expect that any such fine or other penalties will have a material adverse effect on our business, financial condition or results of operations. Further, we cannot guarantee that our migration of the accounts will be deemed acceptable under the requirements of the regulatory authorities from the jurisdictions from which they were moved. In addition, our customers may decide to transact their business with a FX broker who is not subject to this requirement, which may also affect our revenue and profitability.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in July 2010 will have broad effects on the derivatives markets generally. For example, this new law may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse affect on our business and profitability.

In the European Union, new laws have been proposed to regulate OTC derivatives. These proposals would, among other things, require mandatory central clearing of some derivatives, higher collateral requirements, and higher capital charges for bilaterally cleared OTC derivatives. These proposals are still at the consultation stage and detailed legislative proposals have not yet been published. Accordingly, it is difficult to ascertain what impact these proposals, once adopted, will have on our business, financial condition and results of operations and cash flows. If the products that we trade are subjected to mandatory central clearing, exchange trading, higher collateral requirements or higher capital charges, this may have an impact upon the economics of our business and thus have a material adverse effect on our business, financial condition and results of operations and cash flows.

Regulators in the European Union have also proposed stringent regulation of remuneration practices, including proposals to require 50% of variable remuneration to be paid in the form of shares or similar capital requirements, 40% to 60% of variable remuneration to be deferred, bonuses to be proportionate to fixed salary, and up-front cash bonuses to be capped at 20% of the total bonus (30% for particularly large bonuses). The U.K.’s FSA has introduced its own proposals to widen the application of its Remuneration Code to all firms subject to the Capital Requirements Directive and to include certain quantitative restrictions on bonuses in line with the European Union’s proposals. These proposals, if adopted, may constrain our ability to operate certain remuneration practices in relation to our operations in the U.K. and elsewhere in Europe.

In addition, Australia’s ASIC is considering new regulations which would limit any inappropriate advertising by the industry, provide disclosure benchmarks for over-the-counter CFD providers, and devise a policy on customer suitability.

Additionally, in 2010 the Financial Services Agency of Japan announced that maximum leverage for Japanese customers would be reduced from 100-to-l to 50-1 in August 2010 and that a further reduction from 50-to-l to 25-to-1 would go into effect beginning in August 2011. The impact of these new regulations may diminish trading volume of our customers in Japan which can affect our revenue and profitability.

These and other future regulatory changes could have a material adverse effect on our business and profitability and the FX industry as a whole.

In addition, the regulatory enforcement environment has created uncertainty with respect to certain practices or types of transactions that, in the past, were considered permissible and appropriate among financial services firms, but that later have been called into question or with respect to which additional regulatory requirements have been imposed. Legal or regulatory uncertainty and additional regulatory requirements could adversely affect our business.

We are required to maintain high levels of capital, which could constrain our growth and subject us to regulatory sanctions.

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices and securities business. As of December 31, 2010, on a separate company basis, we would have been required to maintain approximately $52.6 million of minimum net capital in the aggregate across all jurisdictions, representing a $18.7 million increase from our minimum net capital requirement at December 31, 2009. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, the FSA recently increased capital requirements in the United Kingdom and may do so again in the future. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements will generally increase in proportion to the size of our business conducted by our regulated subsidiaries. As a result, we will need to increase our regulatory capital in order to expand our operations and increase our revenue, and our inability to increase our capital on a cost-efficient basis could constrain our growth. In addition, in many cases, we are not permitted to withdraw regulatory capital maintained by our subsidiaries without prior regulatory approval or notice, which could constrain our ability to allocate our capital resources most efficiently throughout our global operations. In particular, these restrictions could limit our ability to pay dividends or make other distributions on our shares and, in some cases, could adversely affect our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs.

Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and to report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our subsidiaries.

The Basel Committee on Banking Supervision has proposed a new regime for regulatory capital and liquidity, known as Basel III. The proposals include more restricted definitions of what counts as eligible regulatory capital, liquidity standards, and reform of counterparty credit risk rules. These proposals, if adopted, may further increase our regulatory capital requirements.

Procedures and requirements of the Patriot Act and similar laws may expose us to significant costs or penalties.

As a financial services firm, we and our subsidiaries are subject to laws and regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act and similar laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties or reputational damage due to noncompliance. Such penalties and subsequent remediation costs could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Due to the evolving nature of financial regulations in certain jurisdictions of the world, our operations may be disrupted if a regulatory authority deems them inappropriate and requires us to comply with additional regulatory requirements.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and there may be future regulatory changes affecting our industry. The financial services industry in general has been subject to increasing regulatory oversight in various jurisdictions throughout the world. We have benefited from recent regulatory liberalization in several emerging markets in developing regions enabling us to increase our presence in those markets. Our ability to continue to expand our presence in these regions, however, will depend to a large extent upon continued evolution of the regulatory environment in these several markets, and there is no assurance that favorable regulatory trends will continue. Moreover, we currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until regulatory barriers to international firms in certain of those markets are modified. Consequently, our recent success in various regions may not continue or we may not be able to develop our business in emerging markets as we currently plan. To the extent current activities are deemed inappropriate, we may incur a disruption in services offered to current customers as we are forced to comply with additional regulations.

Attrition of customer accounts and failure to attract new accounts could have a material adverse effect on our business, financial condition and results of operations and cash flows. Even if we do attract new customers, we may fail to attract the customers in a cost-effective manner, which could materially adversely affect our profitability and growth.

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. For the year ended December 31, 2010, we incurred advertising and marketing expenses of $23.8 million. Although we have spent significant financial resources on advertising and marketing expenses and plan to continue to do so, these efforts may not be a cost-effective way to attract new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising fell in 2008, 2009 and 2010 due to the overall economic slow-down and are likely to increase in the foreseeable future. As a result, we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation by the CFTC and NFA. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

We are subject to litigation risk which could adversely affect our reputation, business, financial condition and results of operations and cash flows.

Many aspects of our business involve risks that expose us to liability under U.S. federal and state laws, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes over trade terms with customers and other market participants, customer losses resulting from system delay or failure and customer claims that we or our employees executed unauthorized transactions, made materially false or misleading statements or lost or diverted customer assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our previous operations that may be deemed to have violated applicable rules and regulations in various jurisdictions.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms have been increasing, particularly in the current environment of heightened scrutiny of financial institutions. The amounts involved in the trades we execute, together with rapid price movements in our currency pairs, can result in potentially large damage claims in any litigation resulting from such trades. Dissatisfied customers may make claims against us regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands.

Litigation may also arise from disputes over the exercise of our rights with respect to customer accounts. Although our customer agreements generally provide that we may exercise such rights with respect to customer accounts as we deem reasonably necessary for our protection, our exercise of these rights may lead to claims by customers that we did so improperly.

Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even claims without merit can damage our reputation or raise concerns among our customers, we may feel compelled to settle claims at significant cost. The initiation of any claim, proceeding or investigation against us, or an adverse resolution of any such matter could have a material adverse effect on our reputation, business, financial condition and results of operations and cash flows.

Please see “Item 3. Legal Proceedings” on page 38 of this Annual Report for a description of pending material legal proceedings we are currently involved in.

We may be subject to customer litigation, financial losses, regulatory sanctions and harm to our reputation as a result of employee misconduct or errors that are difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Our employees could execute unauthorized transactions for our customers, use customer assets improperly or without authorization, carry out improper activities on behalf of customers or use confidential customer or company information for personal or other improper purposes, as well as misrecord or otherwise try to hide improper activities from us.

In addition, employee errors, including mistakes in executing, recording or reporting transactions for customers, may cause us to enter into transactions that customers disavow and refuse to settle. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur in the aftermath of any acquisitions during the integration of or migration from technological systems.

Misconduct by our employees or former employees could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It may not be possible to deter or detect employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

Misconduct by employees of our customers can also expose us to claims for financial losses or regulatory proceedings when it is alleged we or our employees knew or should have known that an employee of our customer was not authorized to undertake certain transactions. Dissatisfied customers can make claims against us, including claims for negligence, fraud, unauthorized trading, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by associated persons and failures in the processing of transactions.

Any restriction in the availability of credit cards as a payment option for our customers could adversely affect our business, financial condition and results of operations and cash flows.

We currently allow our customers to use credit cards to fund their accounts with us. There is a risk that in the future, new regulations or credit card issuing institutions may restrict the use of credit and debit cards as a means to fund accounts used to trade in investment products. Deposits from credit cards represented less than 20% of total cash deposits in 2010. The elimination or a reduction in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the United States, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our customer accounts may be vulnerable to identity theft and credit card fraud.

Credit card issuers have adopted credit card security guidelines as part of their ongoing efforts to prevent identity theft and credit card fraud. We continue to work with credit card issuers to ensure that our services, including customer account maintenance, comply with these rules. There can be no assurances, however, that our services are fully protected from unauthorized access or hacking. If there is unauthorized access to credit card data that results in financial loss, we may experience reputational damage and parties could seek damages from us.

In the current environment facing financial services firms, a firm’s reputation is critically important. If our reputation is harmed, or the reputation of the online financial services industry as a whole or retail FX industry is harmed, our business, financial condition and results of operations and cash flows may be materially adversely affected.

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, customer data protection, record-keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, operational and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanction would materially adversely affect our reputation, thereby reducing our ability to attract and retain customers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or retail FX industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. The perception of instability within the online financial services industry could materially adversely affect our ability to attract and retain customers.

The loss of members of our senior management could compromise our ability to effectively manage our business and pursue our growth strategy.

We rely on members of our senior management to execute our existing business plans and to identify and pursue new opportunities. Our chief executive officer, Drew Niv, has been our chief executive officer since our founding and was one of our founders. Certain others on our management team have been with us for most of our history and have significant experience in the FX industry. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

Our acquisition of ODL may adversely affect our business, and new acquisitions or joint ventures that we may pursue could present unforeseen integration obstacles.

We completed our acquisition of ODL, a London-based broker dealer of FX, CFDs, spread betting, stocks and options with substantial business in U.K. and Europe on October 1, 2010. The process of integrating ODL’s operations with ours may require a disproportionate amount of resources and management attention as the acquisition will increase the geographic footprint of our operations, especially in Europe and the Middle East. Any substantial diversion of management attention or difficulties in operating the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of ODL’s operations with ours may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, ODL’s customers may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of the combined business, both of which could materially adversely affect our revenue and results of operations.

We may also pursue new acquisitions or joint ventures that could present integration obstacles or costs. We may not realize any of the benefits we anticipated from the strategy and we may be exposed to additional liabilities of any acquired business, any of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional limited liability company interests in FXCM Holdings, LLC, or Holdings Units, or shares of our Class A common stock, which would dilute your ownership.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

For example, in the past year, we introduced trading in contracts-for-difference, or CFDs. Through our acquisition of ODL, we increased the size of our CFD business and added spread betting and equity options. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, ODL Securities Limited and Forex Capital Markets Limited (which are licensed with the Financial Services Authority in the United Kingdom), FXCM Australia Limited (which is licensed with the Australian Securities and Investment Commission) and ODL Securities K.K. (Japan) (which is licensed with the Kanto Local Finance Bureau) offer and sell CFDs outside the United States in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the United States by us and are not eligible for resale to U.S. persons. They are not registered with the Securities and Exchange Commission or any U.S. regulator. CFDs may not be enforceable in the United States. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive less than 5% of our revenues from our CFD business.

We may be unable to effectively manage our rapid growth and retain our customers.

The rapid growth of our business during our short history has placed significant demands on our management and other resources. If our business continues to grow at a rate consistent with our historical growth, we may need to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to expand and upgrade our technology systems and infrastructure to accommodate such increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny.

In addition, due to our rapid growth, we will need to continue to attract, hire and retain highly skilled and motivated officers and employees. We may not be able to attract or retain the officers and employees necessary to manage this growth effectively.

We may be unable to respond to customers’ demands for new services and products and our business, financial condition and results of operations and cash flows may be materially adversely affected.

Our business is subject to rapid change and evolving industry standards. New services and products provided by our competitors may render our existing services and products less competitive. Our future success will depend, in part, on our ability to respond to customers’ demands for new services and products on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new services and products. In addition, our new service and product enhancements may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements or changing industry practices, or any significant delays in the development, introduction or availability of new services, products or service or product enhancements could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We may enter into a credit facility or other financing arrangement. The agreements governing such facility or arrangement may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

We may enter into a credit facility or other financing arrangement. Although the terms of any such facility or arrangement remain undetermined, the agreements governing such facility or arrangement may contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. A breach of such covenants could result in an event of default under that indebtedness. Such a default may allow the creditors to accelerate that debt and terminate all commitments to extend further credit and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if we are unable to repay the amounts due and payable under any such facility or arrangement, those lenders could proceed against any collateral granted to them to secure that indebtedness. In the event lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition and greater financial, marketing, technological and personnel resources than we do which could put us at a competitive disadvantage. Additionally, some of our competitors and many potential competitors are better capitalized than we are and able to obtain capital more easily which could put us at a competitive disadvantage.

We compete in the FX market based on our ability to execute our customers’ trades at competitive prices, to retain our existing customers and to attract new customers. Certain of our competitors have larger customer bases, more established name recognition, a greater market share in certain markets, such as Europe, and greater financial, marketing, technological and personnel resources than we do. These advantages may enable them, among other things, to:

•	develop products and services that are similar to ours, or that are more attractive to customers than ours, in one or more of our markets;
•	provide products and services we do not offer;
•	provide execution and clearing services that are more rapid, reliable or efficient, or less expensive than ours;
•	offer products and services at prices below ours to gain market share and to promote other businesses, such as FX options listed securities, CFDs, including contracts for precious metals, energy and stock indices, and OTC derivatives;
•	adapt at a faster rate to market conditions, new technologies and customer demands;
•	offer better, faster and more reliable technology;
•	outbid us for desirable acquisition targets;
•	more efficiently engage in and expand existing relationships with strategic alliances;
•	market, promote and sell their products and services more effectively; and
•	develop stronger relationships with customers.

These larger and better capitalized competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do and thus, may be better able to respond to changes in the FX industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Access to capital is critical to our business to satisfy regulatory obligations and liquidity requirements. Among other things, access to capital determines our creditworthiness, which if perceived negatively in the market could materially impair our ability to provide clearing services and attract customer assets, both of which are important sources of revenue. Access to capital also determines the degree to which we can expand our operations. Thus, if we are unable to maintain or increase our capital on competitive terms, we could be at a significant competitive disadvantage, and our ability to maintain or increase our revenue and earnings could be materially impaired. Also, new or existing competitors in our markets could make it difficult for us to maintain our current market share or increase it in desirable markets. In addition, our competitors could offer their services at lower prices, and we may be required to reduce our fees significantly to remain competitive. A fee reduction without a commensurate reduction in expenses would decrease our profitability. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations and cash flows. We may in the future face increased competition, resulting in narrowing bid/offer spreads which could materially adversely affect our business, financial condition and results of operations and cash flows.

If we are unable to effectively compete in emerging international markets, either directly or through joint ventures with local firms, the future growth of our business may be adversely affected.

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2010, we generated approximately 79% of our customer trading volume from customers outside the United States. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include:

•	less developed or mature local technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;
•	difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined, and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties;
•	less developed and established local financial and banking infrastructure, which could make our products and services less accessible in emerging markets;
•	reduced protection of intellectual property rights;
•	inability to enforce contracts in some jurisdictions;
•	difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel;
•	tariffs and other trade barriers;
•	currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and
•	time zone, language and cultural differences among personnel in different areas of the world.

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to conduct business locally, we may seek to operate through joint ventures with local firms as we have done, for example, in South Korea. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and greater operational risks.

Our business could be adversely affected if global economic conditions continue to negatively impact our customer base.

Our customer base is primarily comprised of individual retail customers who view foreign currency trading as an alternative investment class. If global economic conditions continue to negatively impact the FX market or adverse developments in global economic conditions continue to limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading in the FX market which could result in reduced customer trading volume and trading revenue.

A systemic market event that impacts the various market participants with whom we interact could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We interact with various third parties through our relationships with our prime brokers, white labels and referring brokers. Some of these market participants could be overleveraged. In the event of sudden, large market price movements, such market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, if a systemic collapse in the financial system were to occur, defaults by one or more counterparties could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The decline in short-term interest rates has had an adverse effect on our interest income and revenues.

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the recent decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. For the years ended December 31, 2010 and 2009, our interest income was approximately $2.4 million and $1.3 million, respectively. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

In addition, this decline in interest rates has narrowed cross-border interest rate differentials, which has adversely affected the “carry trade”, a once popular investing strategy which involves buying a currency that offers a higher interest rate while selling a currency that offers a lower interest rate. The decline in the carry trade has resulted in a decrease in the number of retail FX customers. Accordingly, our growth could be impeded if cross-border interest rate differentials remain compressed.

Our operations in certain developing regions may be subject to the risks associated with politically unstable and less economically developed regions of the world. Trading in the currencies of these developing regions may expose our customers and the third parties with whom we interact to sudden and significant financial loss as a result of exceptionally volatile and unpredictable price movements and could negatively impact our business.

Our operations in some emerging markets may be subject to the political, legal and economic risks associated with politically unstable and less economically developed regions of the world, including the risks of war, insurgency, terrorism and government appropriation. For example, we do business in countries whose currencies may be less stable than those in our primary markets. Currency instability or government imposition of currency restrictions in these countries could impede our operations in the FX markets in these countries. In addition, emerging markets may be subject to exceptionally volatile and unpredictable price movements that can expose customers and brokers to sudden and significant financial loss. Trading in these markets may be less liquid, market participants may be less well capitalized and market oversight may be less extensive, all of which could increase trading risk, particularly in markets for derivatives, commodities and currencies. Substantial trading losses by customers or customer or counterparty defaults, or the prospect of them, in turn, could drive down trading volume in these markets.

We are dependent on FX market makers to continually provide us with FX market liquidity. In the event we lose access to current prices and liquidity levels, we may be unable to provide competitive FX trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows.

We rely on third party financial institutions to provide us with FX market liquidity. These FX market makers, although under contract with us, have no obligation to provide us with liquidity and may terminate our arrangements at any time. We also rely upon these FX market makers to provide us with competitive FX pricing which we can pass on to our customers. In the event we lose access to the competitive FX pricing and/or liquidity levels that we currently have, we may be unable to provide competitive FX trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows. As a riskless principal between our customers and our FX market makers, we provide our customers with the best bid and offer price for each currency pair from our FX market makers plus a fixed markup. When a customer places a trade and opens a position, we act as the counterparty to that trade and our system immediately opens a trade between us and the FX market maker who provided the price that the customer selected. In the event that an offsetting trade fails, we could incur losses resulting from our trade with our customer.

In addition, whether as a result of exceptional volatility or situations affecting the market, the absence of competitive pricing from FX market makers and/or the suspension of liquidity would expose us to the risk of a default by the customer and consequently, trading losses. Although our margining practices are designed to mitigate this risk, we may be unable to close out customer positions at a level where margin posted by the customer is sufficient to cover the customer’s losses. As a result, a customer may suffer losses greater than any margin or other funds or assets posted by that customer or held by us on behalf of that customer. Our policy is generally not to pursue claims for negative equity against our customers.

We are subject to risk of default by financial institutions that hold our funds and our customers’ funds.

We have significant deposits with banks and other financial institutions. As of December 31, 2010, 27 financial institutions held our funds and our customer funds of $834.5 million, of which JPMorgan Chase held approximately 26%, HSBC held approximately 20%, Bank of America held approximately 20% and Citi held approximately 6%. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. Moreover, because approximately 66% of all our customer funds are collectively held by JPMorgan Chase, HSBC and Bank of America, if either of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cashflow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to customers. In any such insolvency we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations and cash flows.

Our FX trading operations require a commitment of capital and involve risk of losses due to the potential failure of our customers to perform their obligations under these transactions. All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account, and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. Although the retail customer’s positions are automatically closed once his or her useable margin falls to zero, it is possible for a retail customer account to go negative, for example, due to system failure.

We are also subject to counterparty risk with respect to clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. Although we seek to manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk, if our credit and counterparty risk management processes are inadequate we could face significant liabilities which could have a material adverse effect upon our business, financial conditions and results of operations and cash flows.

We depend on the services of prime brokers to assist in providing us access to liquidity through our FX market makers. The loss of one or more of our prime brokerage relationships could lead to increased transaction costs and capital posting requirements, as well as having a negative impact on our ability to verify our open positions, collateral balances and trade confirmations.

We depend on the services of prime brokers to assist in providing us access to liquidity through our FX market makers. We currently have established three prime brokerage relationships which act as central hubs through which we are able to deal with our FX market makers. In return for paying a transaction-based prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs. Since we trade with our FX market makers through our prime brokers, they also serve as a third party check on our open positions, collateral balances and trade confirmations. If we were to lose one or more of our prime brokerage relationships, we could lose this source of third party verification of our trading activity, which could lead to an increased number of record-keeping or documentation errors. Although we have relationships with FX market makers who could provide clearing services as a back-up for our prime brokerage services, if we were to experience a disruption in prime brokerage services due to a financial, technical, regulatory or other development adversely affecting any of our current prime brokers, our business could be materially adversely affected to the extent that we are unable to transfer positions and margin balances to another financial institution in a timely fashion. In the event of the insolvency of a prime broker, we might not be able to fully recover the assets we have deposited (and have deposited on behalf of our customers) with the prime broker or our unrealized profits since we will be among the prime broker’s unsecured creditors.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

We rely on certain third party computer systems or third party service and software providers, including technology platforms, back-office systems, internet service providers and communications facilities. For example, for the year ended December 31, 2010, approximately 12% of our trading volume was derived from trades utilizing the Meta Trader 4 platform, a third-party technology platform we license that is popular in the international trading community and offers our customers an alternative trading interface. Any interruption in these third party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the internet, cause interruptions in our operations or give rise to liabilities to third parties.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to liabilities to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information we transmit over the internet or cause interruptions in our operations. Concerns over the security of internet transactions and the safeguarding of confidential personal information could also inhibit the use of our systems to conduct FX transactions over the internet. To the extent that our activities involve the storage and transmission of proprietary information and personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance policies may not protect us against all of such losses and liabilities. Any of these events, particularly if they result in a loss of confidence in our services, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with referring brokers who direct new customers to us. Failure to maintain these relationships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with NFA-registered referring brokers who direct new customers to us and provide marketing and other services for these customers. Many of our relationships with referring brokers are non-exclusive or may be terminated by the brokers on short notice. In addition, under our agreements with referring brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these referring brokers, the failure of the referring brokers to provide us with customers or our failure to create new relationships with referring brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one of our referring brokers, we could lose the broker’s services or be required to increase the compensation we pay to retain the broker. In addition, we may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent we do not enter into economically attractive relationships with referring brokers, our referring brokers terminate their relationship with us or our referring brokers fail to provide us with customers, our business, financial condition and results of operations and cash flows could be materially adversely affected.

Our relationships with our referring brokers may also expose us to significant reputational and legal risks as we could be harmed by referring broker misconduct or errors that are difficult to detect and deter.

Our reputation may be harmed by, or we may be liable for, improper conduct by our referring brokers, even though we do not control their activities. Referring brokers maintain customer relationships and delegate to us the responsibilities associated with FX and back-office operations. Furthermore, many of our referring brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Under the current rules of the NFA, we are responsible for the activities of any party that solicits or introduces a customer to us unless such party is a member or associate of the NFA. Although all of our referring brokers are members or associates of the NFA, any disciplinary action taken against our referring brokers in the United States and abroad, could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows, and, in any event, we may be subject to claims by customers and others concerning the conduct of referring brokers. In August 2010, the CFTC adopted regulations which require that referring brokers either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX broker, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time. If the referring brokers with whom we currently do business choose to enter into a guarantee agreement, we cannot assure you that such referring brokers will choose to enter into such a guarantee agreement with us, rather than one of our competitors. We would be liable for the solicitation activity and performance of our referring brokers we guarantee. At this time, the effect of this rule change on our operations is unclear.

We have relationships with white labels who direct customer trading volume to us. Failure to maintain these relationships or develop new white label relationships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with white labels which provide FX trading to their customers by using our technology platform and other services and therefore provide us with an additional source of revenue. In certain jurisdictions, we are only able to provide our services through white label relationships. Many of our relationships with white labels are non-exclusive or may be terminated by them on short notice. In addition, our white labels have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white labels, the failure of these white labels to continue to offer online FX trading services to their customers using our technology platform, the loss of requisite licenses by our white labels or our inability to enter into new relationships with white labels would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our white labels, we could lose the white label relationship or be required to increase the compensation we pay to retain the white label.

White labels with whom we have relationships accept customers from many jurisdictions and are therefore subject to regulations in a number of jurisdictions. If such regulations, or changes in such regulations, increase the white labels’ overhead costs, including compliance costs and legal fees and expenses, limit their ability to engage or grow their business and increase their market share or result in sanctions and fines, their business, financial condition and results of operations may be adversely affected. This could reduce the volume of customer trading that such white labels direct to us, which would, in turn, adversely affect our business and results of operations. Our relationships with our white labels also may expose us to significant regulatory, reputational and other risks as we could be harmed by white label misconduct or errors that are difficult to detect and deter. If any of our white labels provided unsatisfactory service to their customers or are deemed to have failed to comply with applicable laws or regulations, our reputation may be harmed or we may be subject to claims as a result of our association with such white label. Any such harm to our reputation or liability would have a material adverse effect on our business, financial condition and results of operations and cash flows.

Reduced spreads in foreign currencies, levels of trading activity, trading through alternative trading systems and price competition from principal model firms could harm our business.

Computer-generated buy and sell programs and other technological advances and regulatory changes in the FX market may continue to tighten spreads on foreign currency transactions. Tighter spreads and increased competition could make the execution of trades and market-making activities less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail FX brokers, which could result in reduced revenue derived from our FX brokerage business. We may also face price competition from our competitors. Many competing firms using a principal model can set their own prices as they generate income from trading with their customers. In contrast, the prices we provide to our customers are set by our FX market makers which vary based on market conditions.

Risks Related to Our Organizational Structure

FXCM Inc.’s only material asset is its interest in FXCM Holdings, LLC, and it is accordingly dependent upon distributions from FXCM Holdings, LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

FXCM Inc. is a holding company and has no material assets other than its ownership of Holdings Units. FXCM Inc. has no independent means of generating revenue. FXCM Inc. intends to cause FXCM Holdings, LLC to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of FXCM Holdings, LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that FXCM Inc. needs funds, and FXCM Holdings, LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, FXCM Holdings, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FXCM Holdings, LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FXCM Holdings, LLC are generally subject to similar legal limitations on their ability to make distributions to FXCM Holdings, LLC. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

FXCM Inc. is controlled by the members of FXCM Holdings, LLC, whose interests may differ from those of our public shareholders.

As of December 31, 2010, the members of FXCM Holdings, LLC controlled approximately 77.0% of the combined voting power of our Class A and Class B common stock. Accordingly, the members of FXCM Holdings, LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of December 31, 2010, the members of FXCM Holdings, LLC owned 77.0% of the Holdings Units. Because they hold their ownership interest in our business through FXCM Holdings, LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if FXCM Holdings, LLC makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in FXCM Holdings, LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of FXCM Holdings, LLC may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence”.

The members of FXCM Holdings, LLC could take steps so that we would qualify for exemptions from certain corporate governance requirements available to a “controlled company” within the meaning of the New York Stock Exchange rules.

The members of FXCM Holdings, LLC control a majority of the combined voting power of all classes of our voting stock. Under the New York Stock Exchange corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. While we do not currently intend to take advantage of the exemptions available to a “controlled company” under the New York Stock Exchange corporate governance standards, if we were to do so we would not be required to have a majority of independent directors and our compensation and corporate governance and nominating committees would not be required to consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

FXCM Inc. will be required to pay the counterparties to the tax receivable agreement for certain tax benefits it may claim arising in connection with our IPO and related transactions, and the amounts it may pay could be significant.

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. We also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by FXCM Inc. to these parties of 85% of the benefits, if any, that FXCM Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

We expect that the payments that FXCM Inc. may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement relating to the purchase by FXCM Inc. of Holdings Units as part of the IPO to aggregate $74.2 million and to range over the next 15 years from approximately $3.5 million to $8.1 million per year and decline thereafter. Future payments to our pre-IPO owners in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial as well. The foregoing numbers are merely estimates, and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by FXCM Holdings, LLC are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits FXCM Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, FXCM Inc. elects an early termination of the tax receivable agreement, FXCM Inc.’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that FXCM Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (1) FXCM Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits FXCM Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and (2) if FXCM Inc. elects to terminate the tax receivable agreement early, FXCM Inc. would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement.

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service, or the IRS, to challenge a tax basis increase, FXCM Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that FXCM Inc. actually realizes in respect of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and common stock price.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that eventually we will be required to meet. Because currently we do not have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our Class A common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws will contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and
•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Risks Related to our Class A Common Stock

The market price of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.

The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate.

In addition, we and our pre-IPO owners entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement), to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. The market price of shares of our Class A common stock could decline as a result of the exchange or the perception that an exchange could occur. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against public companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2010, we have an aggregate of more than 2.98 billion shares of Class A common stock authorized but unissued, including approximately 57.98 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,295,000 shares for issuance under our 2010 Long Term Incentive Plan, including 8,042,000 shares issuable upon the exercise of stock options that we have granted to our officers, employees and independent contractors and 85,890 shares issuable upon the exercise of stock options that we have granted to our outside directors at the time of our IPO. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock in this offering.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters are located in New York, NY, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Milan, Athens, Hong Kong, Sydney, Jerusalem and Tokyo. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

Item 3. Legal Proceedings

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In June 2010, Forex Capital Markets, LLC was contacted by the NFA requesting information regarding trade execution practices. In November 2010, Forex Capital Markets, LLC was additionally contacted by the CFTC for similar information. Although we have complied, and continue to comply, with the NFA’s requests and are in the process of complying with the CFTC’s requests, we have not been formally notified whether or not the NFA or the CFTC intends to take any action against us with respect to our trade execution practices.

In September 2010, FXCM Ltd. became aware of changes in U.S. law that might preclude it from continuing to serve as a counterparty in retail forex transactions with U.S. persons absent registration as a retail foreign exchange dealer, as set forth under Part 5 of the CFTC Regulations, effective as of October 18, 2010, and Section 742 of the Dodd-Frank Act, which becomes effective on July 16, 2011. Since October 2010, FXCM Ltd. has been in ongoing discussions with the CFTC regarding its procedure to repatriate all accounts held by U.S. retail customers from FXCM Ltd. to Forex Capital Markets, LLC which was ultimately completed on October 29, 2010. Although we continue to be engaged in discussions with the CFTC concerning the resolution of any violation that may have occurred, it is possible that the foregoing may result in our being subject to a fine and other penalties.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C § 1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices.

On March 3, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against FXCM Inc., as well as certain of our officers and directors and three underwriters in our IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleges false or misleading statements in the IPO prospectus regarding the Company’s business model and trading platforms, and seeks an unspecified amount of damages on behalf of persons who purchased our Class A common stock in the IPO.

We are unable to predict the final outcome of these lawsuits, but we firmly believe that the allegations from these lawsuits are without merit and we intend to vigorously defend both actions. Any potential liability from these claims cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on New York Stock Exchange under the symbol “FXCM.” The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by New York Stock Exchange from December 2, 2010, the first day of trading following our initial public offering, through our fiscal year end on December 31, 2010. The initial public offering price was $14.00 per share.

Fiscal 2010	Low	High
December 2 to December 31, 2010	$12.05	$15.34

Our Class B common stock is not publicly traded.

Holders of Record

On March 25, 2011, there was 1 holder of record of our Class A common stock and 26 holders of record of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

We declared a quarterly dividend of $0.06 per share on our outstanding Class A common stock. The dividend is payable on April 8, 2011 to Class A stockholders of record at the close of business on March 25, 2011.

The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

FXCM Inc. is a holding company and has no material assets other than its ownership of Holdings Units in FXCM Holdings, LLC. We intend to cause FXCM Holdings, LLC to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If FXCM Holdings, LLC makes such distributions to FXCM Inc., the other holders of Holdings Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, FXCM Holdings, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of FXCM Holdings, LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of FXCM Holdings, LLC are generally subject to similar legal limitations on their ability to make distributions to FXCM Holdings, LLC. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

The Company made distributions to the holders of Holding Units of FXCM Holdings, LLC in the amount of $97.1 million and $76.0 million during 2009 and 2008, respectively. Distributions to the holders of Holding Units during 2010 that were made prior to our IPO amounted to $71.0 million. These distributions exceeded the amounts distributed to members pursuant to the tax distribution provisions of the then-effective limited liability company agreement of FXCM Holdings, LLC. We anticipate that future distributions by FXCM Holdings, LLC to FXCM Inc. and the other members of FXCM Holdings, LLC generally will not significantly exceed the amounts distributed to members pursuant to the tax distribution provisions of the amended and restated limited liability company agreement of FXCM Holdings, LLC, although future distributions may from time to time exceed such amounts.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,127,890	$14.00	3,167,110
Equity compensation plans not approved by security holders	—	—	—

Equity compensation plans approved by security holders consist of our 2010 Long-Term Incentive Plan.

Use of Proceeds from Registered Securities

On December 1, 2010, we completed an initial public offering covered by the Registration Statement on Form S-1 (File No. 333-169234) including the exercise in full by the underwriters of their option to purchase additional shares, by issuing 17,319,000 shares of Class A common stock for cash consideration of $13.09 per share (which includes 2,259,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option) to a syndicate of underwriters led by Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. as joint book-running managers for the offering. Barclays Capital Inc., Deutsche Bank Securities Inc., Sandler O’Neill & Partners, L.P. and UBS Securities LLC acted as co-managers.

The proceeds from this offering, after deducting estimated underwriting discounts, was approximately $197.1 million (or $226.7 million if including underwriters exercise in full of their option to purchase additional shares of Class A common stock). As contemplated in our Prospectus, dated December 1, 2010, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 3, 2010, we used approximately $49.7 million of the proceeds from our initial public offering to make a contribution to FXCM Holdings, LLC in exchange for 3,800,000 newly-issued Holdings Units of FXCM Holdings, LLC, and all of the remaining proceeds to purchase 13,519,000 Holdings Units of FXCM Holdings, LLC from the existing owners of FXCM Holdings, LLC, including members of our senior management. Of this amount, the following table sets forth the amounts that will be received by FXCM Inc.’s significant equityholders and their respective affiliated entities and by its directors and officers and their respective personal planning vehicles.

	Number of Holdings Units Sold	Proceeds
Entities affiliated with Long Ridge Equity Partners	781,674	$10,232,113
Lehman Brothers Holding Inc.	1,816,882	$23,782,985
Michel Daher	1,844,157	$24,140,015
Michael Romersa	1,551,008	$20,302,695
Drew Niv	2,293,997	$30,028,421
David Sakhai	1,551,008	$20,302,695
William Ahdout	632,298	$8,276,781
James Brown	237,198	$3,104,922
Kenneth Grossman	571,234	$7,477,453
Eduard Yusupov	2,037,145	$26,666,22

Item 6. Selected Financial Data

The following selected historical consolidated statement of financial data of FXCM Inc. as of December 31, 2010, 2009, 2008, 2007 and 2006 should be read together with the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006(1)(2)
	(In thousands except per share data)
Consolidated Statements of Operations and Comprehensive Income Data
Revenues
Retail trading revenue	$318,472	$291,668	$281,385	$144,935	$131,950
Institutional trading revenue	27,833	21,107	18,439	11,695	5,610
Interest income	2,373	1,289	9,085	16,357	11,112
Other income	11,599	8,666	13,731	11,535	16,000
Total revenues	360,277	322,730	322,640	184,522	164,672
Expenses
Referring broker fees	81,365	76,628	64,567	33,211	51,360
Compensation and benefits	76,195	62,588	54,578	53,575	48,669
Advertising and marketing	23,788	29,355	24,629	27,846	28,223
Communication and technology	27,120	24,026	21,311	17,836	13,773
General and administrative	38,077	26,453	20,247	17,037	20,917
Depreciation and amortization	9,306	6,542	6,095	7,364	6,732
Interest expense	116	125	2,168	1,374	34
Total expenses	255,967	225,717	193,595	158,243	169,708
Income (loss) before income taxes	104,310	97,013	129,045	26,279	(5,036)
Income tax provision	4,149	10,053	8,872	3,120	1,720
Net income (loss)	100,161	86,960	120,173	23,159	(6,756)
Net income attributable to non-controlling interest	100,015	86,960	120,173	23,159	(6,756)
Net income attributable to FXCM Inc.	146	—	—	—	—
Other comprehensive income
Foreign currency translation gain/(loss)	(270)	452	1	—	—
Comprehensive income	99,891	87,412	120,174	23,159	(6,756)
Comprehensive income attributable to non-controlling interest	99,693	87,412	120,174	23,159	(6,756)
Comprehensive income attributable to FXCM Inc.	198	—	—	—	—
Weighted average shares of Class A common stock outstanding	17,319	—	—	—	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.
Basic	$0.01	—	—	—	—
Diluted	$0.01	—	—	—	—
Consolidated Statements of Financial Condition Data – December 31, 2010
Cash and cash equivalents	$193,330	$139,858	$179,967	$131,799	$67,631
Cash and cash equivalents, held for customers	$641,152	$353,825	$253,391	$315,440	$253,257
Total assets	$1,047,793	$517,936	$451,044	$472,564	$364,636
Customer account liabilities	$641,152	$353,825	$253,391	$315,440	$253,257
Total equity	$268,007	$130,788	$140,454	$96,280	$93,851

(1)	In 2005, a shareholder and white label relationship of FXCM declared bankruptcy, at the time representing 40% of total revenues, resulting in a significant disruption in the business that led in large part to the reduction in revenues and the loss recorded in 2006. As a response to such bankruptcy and its effects on the business, our senior management initiated fundamental changes to our business model, including the decision to transition to an agency model, which became fully operational in July 2007.
(2)	Financial statements at December 31, 2006 and for the year then ended were prepared on a combined basis. FXCM Holdings, LLC was organized in January 2007 for the purpose of consolidating the Forex Capital Markets group of companies under common management. These companies were comprised of Forex Capital Markets LLC, FXCM Canada, Ltd. and Forex Trading LLC, the latter of which was the parent company of Forex Capital Markets Limited and FXCM Asia Limited. This group of companies, absent the holding company structure or a common parent, issued audited financial statements on a combined basis as of and for the years ended December 31, 2006. The group of companies represented affiliated entities that operated in the similar capacity of online foreign currency trading. They shared common management and functioned in a number of countries under various regulatory environments. Since the operations were all interrelated, it was deemed appropriate to present the financial statements on a combined basis as it best reflected the financial condition and the result of operations of the group as a whole.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding industry trends, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors”. You should read the following discussion in conjunction with the risks and uncertainties discussed under “Item 1A. Risk Factors” and our consolidated financial statements and related notes under “Item 8. Financial Statements and Supplementary Data”.

The historical financial information discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical results of operations and financial position of FXCM Holdings, LLC. See “Organizational Structure,” “Unaudited Pro Forma Financial Information” and “— Acquisition of ODL”.

OVERVIEW

Business

We are an online provider of foreign exchange, trading and related services to approximately 136,000 active retail and institutional customers globally. We offer our customers access to over-the-counter, FX markets through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from up to 25 global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in markets including foreign currency and cash equities. In 2010, we experienced periods of low and high volatility. The fiscal crises in Greece and other European Union (E.U.) nations in 2010 elevated FX market volatility levels across multiple markets, resulting in an increase in our trading activity during May and November of 2010. It is difficult to predict volatility in the FX market.

Competitive Environment — The retail FX trading market is fragmented and highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include U.S. based retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to continue to remain strong for the foreseeable future.

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong and Australia. As a result of our acquisition of ODL, which closed on October 1, 2010, we are also regulated in Japan. These government regulators and self-regulatory organizations oversee the conduct of our business in many ways and several conduct regular examinations to monitor our compliance with applicable statutes and regulations. For example, recently, in the United States and other jurisdictions there have been a series of changes to how retail FX firms are regulated. These changes included substantial increases in minimum regulatory capital requirements, increased oversight of third-party solicitors (such as referring brokers) and increased transparency in the execution of trades. We believe that regulators across major international markets will continue to increase the minimum regulatory requirements for capital, protection of customer assets and transparency of trading. Examples of recently adopted or currently proposed regulations from various jurisdictions include limits on the amount of leverage a customer may use, requiring referring brokers to be registered, and precluding providers of trading services from using customer funds to support open positions.

We expect that increased regulatory compliance requirements will cause some competing firms to leave individual markets or exit the FX industry and believe that this will present additional opportunities for the remaining firms, especially agency model firms like us, to increase market share organically or through acquisitions. As the industry consolidates, scale will become increasingly important and may present advantages to larger firms, such as us, that can meet the stricter requirements, invest in better technology and promote their brand. However, to the extent the regulatory environment is less beneficial for us or our customers or that we cannot capitalize on opportunities, our business, financial condition and operating results could be negatively affected.

Changes in the regulatory environment could also impact costs of compliance. For example, the CFTC recently adopted new regulations implementing statutory changes requiring the registration of FX referring brokers, trading advisers and pool operators. Additionally, the new CFTC regulations mandate disclosure of client profitability and increases in minimum security deposits. The CFTC will require us to ensure that retail customers resident in the United States maintain their accounts with our CFTC-registered operating entity. The requirement for referring brokers to register and maintain minimum capital requirements will potentially reduce the cost of compliance as registered brokers will be monitored directly by self-regulatory organizations, such as the NFA, reducing some of the oversight burden that was previously borne solely by our compliance department. Disclosure of client profitability is not expected to have a meaningful impact on compliance costs as this information can be produced using existing reporting systems. The change in minimum security deposits will require additional client communication and education when implemented, but is not expected to impact ongoing compliance costs. Similarly, the requirement for all U.S. resident retail traders to have their FX accounts with a U.S.-based, registered counterparty will require staff to assist in moving retail accounts currently housed with our non-U.S. based entities to our CFTC-registered entity. While this will require additional staff time and an overall increase in the number of retail accounts housed at our U.S. entity, we do not expect there to be an ongoing increase in compliance costs. Although we do not expect that these recent statutory and regulatory changes will result in any significant increase in compliance costs, we cannot be certain that other future regulatory changes would not result in increased compliance costs.

Business Strategy

We intend to implement the following strategies:

•	Continue to use our global brand and marketing to drive organic customer growth;
•	Make selected acquisitions to expand our customer base or add presence in markets where we currently have low penetration;
•	Expand our range of products to add new customers and increase revenues from existing customers; and

•	Capture market share from competitors who are unable to keep pace with the changing and demanding regulatory landscape while capitalizing on the long-term benefits associated with a more transparent financial marketplace.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a commission or markup when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 15% and 11% of our retail trading revenues for the twelve months ended December 31, 2010 and December 31, 2009, respectively, were derived from such additional retail revenues earned.

Institutional Trading Revenue — We generate revenue by executing spot foreign currency trades on behalf of institutional customers through our institutional trading segment, FXCM Pro, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, with the acquisition of ODL we earn commission revenues through ODL’s equity and related brokerage activities.

Primary Expenses

Referring Broker Fees — Referring broker fees consist primarily of compensation paid to our referring brokers and white labels. We generally provide white labels access to our platform, systems and back-office services necessary for them to offer FX trading services to their customers. We also establish relationships with referring brokers that identify and direct potential FX trading customers to our platform. Referring brokers and white labels generally incur advertising, marketing and other expenses associated with attracting the customers they direct to our platform. Accordingly, we do not incur any incremental sales or marketing expense in connection with trading revenue generated by customers provided through our referring brokers and/or white labels. We do, however, pay a portion of the FX trading revenue generated by the customers of our referring brokers and/or white labels and record this under referring broker fees.

Compensation and Benefits — Compensation and benefits expense includes employee and member salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from year to year.

At the time of the offering we granted awards of stock options to purchase an aggregate of 8,127,890 shares of our Class A common stock pursuant to the Long-Term Incentive Plan to certain of our employees and independent directors. The stock options have an exercise price of $14.00 per share and, subject to the option holder’s continued employment, vest in equal annual installments over a four year period. As a result, we expect to record deferred stock-based compensation equal to the grant-date fair value of the stock options issued of $37.7 million, which will be recognized over the four year vesting period and recorded into the expense category in accordance with the manner in which the option holders’ other compensation is recorded. We recorded stock compensation expense of $0.7 million for the year ended December 31, 2010.

Advertising and Marketing — Advertising and marketing expense consists primarily of electronic media, print and other advertising costs, as well as costs associated with our brand campaign and product promotion.

Communications and Technology — Communications and technology expense consists primarily of costs for network connections to our electronic trading platforms; telecommunications costs; and fees paid for access to external market data. This expense is affected primarily by the growth of electronic trading, our network/ platform capacity requirements and by changes in the number of telecommunication hubs and connections which provide our customers with direct access to our electronic trading platforms.

General and Administrative — We incur general and administrative costs to support our operations, including:

•	Professional fees and outside services expenses — consisting primarily of legal, accounting and outsourcing fees;
•	Bank processing fees — consisting of service fees charged by banks primarily related to our customer deposits and withdrawals;
•	Regulatory fees — consisting primarily of fees from regulators overseeing our businesses which are largely tied to our overall trading revenues; and
•	Occupancy and building operations expense — consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, NY, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Athens, Milan, Hong Kong, Sydney, Jerusalem and Tokyo.

We expect that our general and administrative expenses will increase as a result of the additional legal, accounting, insurance and other expenses associated with being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in a significant increase in legal and accounting costs.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisition of ODL as described in this Annual Report and acquisitions of customer relationships from our competitors.

Income Taxes — Prior to the IPO, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, FXCM Holdings, LLC and certain of its subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, FXCM Inc. is subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated and combined financial statements.

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling equity interest in FXCM Holdings, LLC. As the sole managing member of FXCM Holdings, LLC, FXCM Inc. operates and controls all of the business and affairs of FXCM Holdings, LLC and, through FXCM Holdings, LLC and its subsidiaries, conduct our business. FXCM Inc. consolidates the financial results of FXCM Holdings, LLC and its subsidiaries, and the ownership interest of the other members of FXCM Holdings, LLC is reflected as a non-controlling interest in the consolidated financial statements of FXCM Inc.

Segment Information

The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FXCM’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 20 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

RESULTS OF OPERATIONS

Acquisition of ODL

On October 1, 2010, we acquired a 100% interest in ODL, a leading broker of FX, CFDs, spread betting (where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market) and equity options headquartered in the United Kingdom (“U.K.”) (the “Acquisition”). The Acquisition was designed to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, we provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.

The Acquisition resulted in a significant increase in goodwill and intangible assets in our statement of financial condition. Intangible assets acquired include non-compete agreements, retail customer relationships, institutional customer relationships, trade name and other items. The Acquisition will result in a significant increase in amortization of intangible assets in our statement of operations as these intangible assets are amortized over their estimated useful lives.

Year Ended December 31, 2010 and 2009

The following table sets forth FXCM’s consolidated statement of operations and comprehensive income for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues
Retail trading revenue	$318,472	$291,668
Institutional trading revenue	27,833	21,107
Interest income	2,373	1,289
Other income	11,599	8,666
Total revenues	$360,277	$322,730
Expenses
Referring broker fees	81,365	76,628
Compensation and benefits	76,195	62,588
Advertising and marketing	23,788	29,355
Communications and technology	27,120	24,026
General and administrative	38,077	26,453
Depreciation and amortization	9,306	6,542
Interest expense	116	125
Total expenses	255,967	225,717
Income before income taxes	104,310	97,013
Income tax provision	4,149	10,053
Net income	100,161	86,960
Other comprehensive income:
Foreign currency translation gain/(loss)	(270)	452
Total comprehensive income	$99,891	$87,412

Highlights

•	The year ended December 31, 2010 experienced strong growth in customer balances with an 81.2% increase in customer equity to $641.2 million and a 16.7% increase in active accounts to 136,427.
•	Total revenues increased 11.6% to $360.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was due primarily to increases in retail and institutional trading revenues. While retail trading volume decreased by 9.3% in 2010 versus 2009, due in large part to lower average volatility in the currency markets, retail trading revenues increased due to the inclusion of CFD trading, a new product offering introduced in the latter part of 2009, increased payments for order flow and higher fees from our white labels.
•	Net income increased 15.2% to $100.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to a decrease in our effective tax rate and an increase in our revenues, which were partially offset by an increase in total expenses.
•	On October 1, 2010, we acquired ODL, a leading broker of retail FX, CFDs, spread betting, and equity options headquartered in the U.K. Our acquisition of ODL is intended to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force.
•	On December 7, 2010, we completed an IPO of our Class A common stock. Pursuant to the IPO, we sold 17,319,000 shares of Class A common stock (which includes 2,259,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option). Total proceeds from the IPO were $226.7 million. FXCM Inc. used $49.7 million of these proceeds to purchase newly issued Holding Units from Holdings and $177.0 million to purchase Holding Units from other owners of Holdings.

Revenues

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues:
Retail trading revenue	$318,472	$291,668
Institutional trading revenue.	27,833	21,107
Interest income	2,373	1,289
Other income.	11,599	8,666
Total revenues	360,227	322,730
Customer equity	$641,152	$353,825
Tradeable accounts	175,240	140,565
Active accounts	136,427	116,919
Total retail trading volume(1) (billions)	$3,178	$3,504
Retail trading revenue per million traded(1)	$100	$83

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $26.8 million or 9.2% to $318.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is attributable to an increase in markup on retail trading revenue, primarily due to the inclusion of revenues from CFD trading, a new product offering introduced in September 2009, increased payments for order flow and higher fees from our white label relationships.

Institutional trading revenue increased by $6.7 million or 31.9% to $27.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our institutional business grew through a continuing expansion of its customer base and volumes executed by our institutional clients grew 43% to $752 billion for the year ended December 31, 2010 compared to $525 billion for the year ended December 31, 2009.

Interest income increased by $1.1 million or 84.1% to $2.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due primarily to cash balances which increased by 69.0% at December 31, 2010 versus December 31, 2009. In addition, the average interest rate received on our cash balances increased to 0.4% for the year ended December 31, 2010 compared to 0.3% for the year ended December 31, 2009.

Other income increased by $2.9 million or 33.8% to $11.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, due primarily to the inclusion of $1.9 million in revenues from ODL’s equity broker-dealer business, recorded in other income.

Expenses

	December 31, 2010	December 31, 2009
	(In thousands)
Expenses:
Referring broker fees	$81,365	$76,628
Compensation and benefits	76,195	62,588
Advertising and marketing	23,788	29,355
Communications and technology	27,120	24,026
General and administrative	38,077	26,453
Depreciation and amortization	9,306	6,542
Interest expense	116	125
Total expenses	$255,967	$225,717

Referring broker fees increased $4.7 million or 6.2% to $81.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, in line with increases in volume from referring brokers. For the year ended December 31, 2010, volume from referring brokers increased 5.0% from the year ended December 31, 2009, due primarily to FXCM entering into a white label arrangement with ODL prior to final closing on October 1, 2010.

Compensation and benefits expense increased $13.6 million or 21.7% to $76.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Of this amount, $6.9 million was due to compensation arrangements with a former employee and our Chief Financial Officer resulting from the IPO and stock compensation expense resulting from stock options awards granted at the time of the IPO, $3.2 million was a result of the acquisition of ODL, and the remainder was due primarily to additional staff in our sales, operations and finance departments.

Advertising and marketing expense decreased $5.6 million or 19.0% to $23.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, as we benefited from attractive pricing of electronic media.

Communications and technology expense increased $3.1 million or 12.9% to $27.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to enhanced network capacity requirements.

General and administrative expense increased $11.6 million or 43.9% to $38.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, due primarily to $2.7 million of professional fees and other expenses resulting from our acquisition of ODL, $0.8 million of expenses relating to the write-off of advances made to a software developer, $1.0 million due to increased rent and occupancy expenses resulting from additional branch office openings in Europe, the move of our Hong Kong office and increased office space in New York, and $6.7 million due to an increase in prime brokerage, legal, accounting and regulatory fees, and operations support activities as a result of an expansion of our business and the Acquisition.

Depreciation and amortization expense rose $2.8 million or 42.3% to $9.3 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. Of this amount, $1.8 million was due to related expenses resulting from office, communication and computer equipment and intangibles that were acquired in the Acquisition. Depreciation and amortization also increased as we financed a portion of our server and technology upgrades through capital expenditures as opposed to financing through operating leases.

Income Taxes

	December 31, 2010	December 31, 2009
	(In thousands, except percentages)
Income before income taxes	$104,310	$97,013
Income tax provision	$4,149	$10,053
Effective tax rate	4.0%	10.4%

Income tax provision decreased $5.9 million or 58.7% to $4.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. While income before taxes increased 8%, our effective tax rate decreased from 10.4% to 4.0% due primarily to a shift throughout 2010 of trading activity from the U.K. to the United States, decreasing the level of business activity in the U.K. and the provision for income taxes in the U.K. We were primarily treated as a partnership for U.S. federal and certain state income tax purposes during 2010 and 2009. Accordingly, changes in the proportion of income derived in the United States, generally were not subject to federal, state or local income taxes with the exception of certain unincorporated business taxes, from the U.K. with a 28% statutory rate, resulted in a decrease in our effective tax rate. Going forward, FXCM and certain of their subsidiaries will continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases will continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, FXCM Inc. will be subject to U.S. corporate federal, state and local income taxes that will be reflected in our consolidated and combined financial statements.

Year Ended December 31, 2009 and 2008

The following table sets forth our consolidated statement of operations and comprehensive income for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(In thousands)
Revenues
Retail trading revenue	$291,668	$281,385
Institutional trading revenue	21,107	18,439
Interest income	1,289	9,085
Other income	8,666	13,731
Total revenues	$322,730	322,640
Expenses
Referring broker fees	76,628	64,567
Compensation and benefits	62,588	54,578
Advertising and marketing	29,355	24,629
Communications and technology	24,026	21,311
General and administrative	26,453	20,247
Depreciation and amortization	6,542	6,095
Interest expense	125	2,168
Total expenses	225,717	193,595
Income before income taxes	97,013	129,045
Income tax provision	10,053	8,872
Net income	86,960	120,173
Other comprehensive income:
Foreign currency translation gain	452	1
Total comprehensive income	$87,412	$120,174

Highlights

•	The year ended December 31, 2009 experienced strong growth in customer balances with a 40% increase in customer equity to $353.8 million and a 36% increase in active accounts to 116,919, in large part due to a successful marketing campaign in the first half of 2009. Total volume in 2009 increased 21% despite the comparison to the volume levels of 2008 which benefited from extraordinarily high volatilities and the significant increases in customer trading volumes brought on by the global financial crisis of the second half of 2008.
•	Total revenues was primarily unchanged at $322.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to increases in retail trading revenues and institutional trading revenues being more than offset by decreases in interest income and other income. The year ended December 31, 2009 saw continuing declines in short term interest rates.
•	For the year ended December 31, 2009, net income declined by 28% to $87.0 million due to lower revenues, higher expenses and a higher effective tax rate.
•	Referring broker expense increased due to a shift in the year in volumes derived by some of our larger referring brokers with higher-cost commission arrangements.

Revenues

	December 31, 2009	December 31, 2008
	(In thousands)
Revenues:
Retail trading revenue	$291,668	$281,385
Institutional trading revenue	21,107	18,439
Interest income	1,289	9,085
Other income	8,666	13,731
Total revenues	322,730	322,640
Customer equity	$353,825	$253,391
Tradeable accounts	140,565	106,708
Active accounts	116,919	86,149
Total retail trading volume(1) (billions)	$3,504	$2,901
Retail trading revenue per million traded(1)	$83	$97

(1)	Volumes translated into equivalent U.S. dollars

During the year ended December 31, 2009 compared to the year ended December 31, 2008, retail trading revenue increased $10.3 million or 4% to $291.7 million as volumes increased 21%, partially offset by a 14% decline in retail trading revenue per million traded or retail trading revenue per million. For the year ended December 31, 2009, trading volume growth was led by a 40% increase in customer equity and a 36% increase in active accounts as we initiated a significant marketing campaign in the first half of 2009 to grow customer accounts and balances. The decline in markup was due primarily to declines in income we earn on rollover as the “carry trade”, a strategy of buying a currency that offers a higher interest rate while selling a currency that offers a lower interest rate, significantly declined with the narrowing of interest rate differentials globally as well as lower volatilities in 2009 as compared to 2008.

Institutional trading revenues rose by $2.7 million or 14% to $21.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our institutional business benefited from increases in institutional demand for trading FX as well as continuing momentum from 2008 where a number of competitors experienced significant disruptions as they had been using American International Group (AIG) or Lehman Brothers as their sole prime broker, both of which faltered in second half of 2008. Our institutional business maintains multiple prime brokerage relationships for risk management purposes.

The low interest rate environment caused interest income to fall $7.8 million or 86% to $1.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as short term interest rates continued their declines to near-zero levels precipitated by the global financial crisis of the second half of 2008. The average annual interest rate received on our cash balances declined to 0.3% for the year ended December 31, 2009 compared to 2.2% for the year ended December 31, 2008.

Other income decreased 37% or $5.1 million to $8.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to the renegotiation of our arrangement with FXCM Japan, resulting in $2.0 million lower trading execution and support fees from, and a one-time recovery of $2.1 million in bad debt from a former shareholder and white label of FXCM in 2008.

Expenses

	December 31, 2009	December 31, 2008
	(In thousands)
Expenses:
Referring broker fees	$76,628	$64,567
Compensation and benefits	62,588	54,578
Advertising and marketing	29,355	24,629
Communications and technology	24,026	21,311
General and administrative	26,453	20,247
Depreciation and amortization	6,542	6,095
Interest expense	125	2,168
Total expenses	$225,717	$193,595

Referring broker fees increased $12.1 million or 19% to $76.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to a 4% increase in retail trading revenue and a shift in volumes during the year ended December 31, 2009 to some of our larger referring brokers which have higher-cost commission arrangements.

Compensation and benefits expense increased $8.0 million or 15% to $62.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to an increase in staffing levels of 13% from 610 to 687 employees, mostly in our sales and operations departments reflecting our higher level of business activity as well as our expansion into new markets including Australia and France.

Advertising and marketing expense increased $4.7 million or 19% to $29.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 as we took advantage of attractive pricing of electronic media as well as initiated a campaign to increase customer account balances that had declined in the second half of 2008 with the difficult trading environment resulting from the global financial crisis.

Communications and technology expense increased $2.7 million or 13% to $24.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due principally to $1.1 million in higher service provider fees relating to the growth in our institutional trading volumes and $1.2 million in expense relating to capacity increases of our relational database software.

General and administrative expense increased $6.2 million or 31% to $26.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This was due primarily to $1.9 million in the write-off of advances made to a software developer, $1.3 million increase in prime brokerage fees relating to new prime broker relationships entered into during the year to enhance our risk and cash management processes, a $1.1 million increase in bank fees, $0.8 million for the expansion of operations support activities of our Israel office and $0.4 million in increased rent expense attributable to the expansion of our office in New York and the opening of offices in Dubai and Australia.

Depreciation and amortization expense rose $0.4 million or 7% to $6.5 million during the year ended December 31, 2009 compared to the year ended December 31, 2008 as we financed a portion of our server and technology upgrades through capital expenditures as opposed to financing through operating leases.

Interest expense declined $2.0 million or 94% to $0.1 million during the year ended December 31, 2009 compared to the year ended December 31, 2008, due primarily to the repayment of a note payable to a member as well as lower interest rates.

Income Taxes

	December 31, 2009	December 31, 2008
	(In thousands, except percentages)
Income before income taxes	$97,013	$129,045
Income tax provision	$10,053	$8,872
Effective tax rate	10.4%	6.9%

Income tax provision increased $1.2 million or 13% to $10.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. While income before taxes decreased 25%, our effective tax rate increased from 6.9% to 10.4% due primarily to a shift throughout 2009 of trading activity from the United States to the U.K., increasing the level of business activity in the U.K. and the provision for income taxes in the U.K. We are currently treated as a partnership for U.S. federal and certain state income tax purposes. Accordingly, changes in the proportion of income derived in the United States, generally not subject to federal, state or local income taxes with the exception of certain unincorporated business taxes, to the U.K. with a 28% statutory rate, result in increases in our effective tax rate.

Segment Results

Years Ended December 31, 2010, 2009 and 2008

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 136,000 active retail customers globally as of December 31, 2010.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues	$332,444	$301,623
Operating expenses	167,723	151,853
Income before income taxes	$164,721	$149,770

Revenues for the Retail Trading segment increased $30.8 million or 10.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009 as markup for retail trading revenue per million traded increased from $83 to $100 primarily due to the inclusion of revenues from CFD trading, a new product segment that was introduced in late 2009, increased payments for order flow, a new white label arrangement as well as higher fees from this business. 2010 retail trading revenues also includes FX and CFD revenues from ODL. The increase in markup was offset by a 9% decline in retail trading volume primarily due to decreases in trading from our South Korean referring brokers as a result of changes in regulation. Although retail trading volume decreased, customer equity increased to $641.2 million or 81.2% as active accounts increased by 16.7%.

Operating expenses increased $15.9 million or 10.5% to $167.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 as we experienced organic growth, growth through the acquisition of ODL, higher level of business activities, and increased regulatory costs. Referring broker fees increased $4.7 million or 6.2% to $81.4 million. While there was a decrease in the proportion of volume attributable to large referring brokers that typically have higher-cost arrangements, commissions paid to referring brokers increased as a result of a new white label arrangement. Referring broker fees for the year ended December 31, 2010 also included fees paid by ODL. Other contributing factors to the increase were higher compensation and benefits expense as we incurred costs associated with compensation arrangements with a former employee and our chief financial officer, stock compensation expense resulting from stock compensation awards granted to certain employees and independent members of the board of directors at the time of the IPO and increases in headcount as our sales and operations departments grew with our higher level of business activities, increased depreciation and amortization expense as a result of related expenses for office, communication and computer equipment and intangibles that were acquired in the Acquisition and an increase in technology upgrades through capital expenditures rather than operating leases. We offset this increase with a decrease in advertising and marketing expense as advertising purchases returned to more normalized levels compared to the year ended December 31, 2009 where we took advantage of attractive pricing of electronic media and initiated a major campaign to increase customer account balances. Income before tax provision increased $15.0 million or 10.0% to $164.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to 10.2% higher revenues and 10.5% increase in operating expenses.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Revenues	$301,623	$304,201
Operating expenses	151,853	126,409
Income before income taxes	$149,770	$177,792

Revenues for the Retail Trading segment declined $2.6 million or 1% for the year ended December 31, 2009 compared to the year ended December 31, 2008 as volumes increased 21% but were more than offset by a 14% decline in markup from $97 per million to $83 per million. For the year ended December 31, 2009, trading volume growth was led by a 40% increase in customer equity and a 36% increase in active accounts as the Company initiated a significant marketing campaign in the first half of 2009 to grow customer accounts and balances. The decline in markup was due primarily to declines in income we earn on rollover as the “carry trade” significantly declined with the narrowing of interest rate differentials globally as well as lower volatilities in 2009 as compared to 2008.

Operating expenses increased $25.4 million or 20% to $151.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to an increase in referring broker fees of 16% or $12.4 million caused by a shift in volumes during the year ended December 31, 2009 compared to the year ended December 31, 2008 to some of our larger referring brokers which have higher-cost commission arrangements. Other factors contributing to the increase were higher compensation and benefits, as our sales and operations departments grew with our higher level of business activity, as well as increases in advertising and marketing expense as we took advantage of attractive pricing of electronic media as well as initiated a major campaign to increase customer account balances. Income before tax provision decreased $28.0 million or 16% to $149.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the 1% lower revenues and a 20% increase in operating expenses.

Institutional Trading — Our institutional Trading segment operates under the name FXCM Pro and generates revenues by executing spot foreign currency trades on behalf of institutional customers, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customers account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues	$27,833	$21,107
Operating expenses	18,931	13,092
Income before income taxes	$8,902	$8,015

Revenues for our Institutional Trading segment increased $6.7 million or 31.9% to $27.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Institutional Trading segment grew through continued expansion of its customer base and a 43% increase in institutional FX trading volumes to $752 billion for the year ended December 31, 2010 versus $525 billion for the year ended December 31, 2009.

Operating expenses increased $5.8 million or 44.6% to $18.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due primarily to higher compensation and benefits expense resulting from the increase in business profitability. A significant portion of compensation and benefits of our Institutional Trading is linked to unit profitability.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Revenues	$21,107	$18,439
Operating expenses	13,092	11,588
Income before income taxes	$8,015	$6,851

Revenues for our Institutional Trading segment increased $2.7 million or 14% to $21.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our Institutional Segment benefited from continued momentum begun in 2008 when a number of our competitors experienced disruptions as they had been using AIG or Lehman Brothers as their sole FX prime brokers, both of which faltered in the second half of 2008. Our institutional business maintains multiple prime brokerage relationships for risk management purposes.

Operating expenses increased $1.5 million or 13% to $13.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to higher prime brokerage fees as we transitioned one of our prime broker relationships. Income before tax provision increased $1.2 million or 17% to $8.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the increase in revenues, partially offset by the increase in expenses.

Corporate — Loss before income taxes of the Corporate segment for the year ended December 31, 2010 an 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues	$—	$—
Operating expenses	69,313	60,772
Loss before income taxes	$69,313	$60,772

Loss before income taxes increased $8.5 million or 14.1% to $69.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to higher general and administrative costs resulting from $2.7 million of professional fees and other expenses resulting from our acquisition of ODL, $0.8 million of expenses relating to the write-off of advances made to a software developer, $1.0 million due to increased rent and occupancy expenses resulting from additional branch office openings in Europe, the relocation of our Hong Kong office and increased office space in New York, and $6.7 million due to an increase in prime brokerage, legal, accounting and regulatory fees, and operations support activities as a result of an expansion of our business and the Acquisition offset by $1.9 million in write-off of advances made to a software developer.

Loss before income taxes of the Corporate segment for the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Revenues	—	—
Operating expenses	$60,772	$55,598
Loss before income taxes	$60,772	$55,598

Loss before income taxes increased $5.2 million or 9% to $60.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, due primarily to $3.3 million in higher compensation and benefits expense and $1.9 million in higher general and administrative expense, resulting from the write-off of advances made to a software developer.

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2010
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,865	$80,383	$86,477	$67,748
Institutional trading revenues	7,054	7,190	7,402	6,187
Interest Income	880	488	489	516
Other Income	4,328	2,470	2,294	2,509
Total revenues	96,127	90,531	96,662	76,960
Expenses
Referring broker fees	19,685	24,607	21,418	15,655
Compensation and benefits	23,872	17,826	17,608	16,891
Advertising and marketing	6,873	5,601	5,979	5,336
Communication and technology	7,948	6,373	7,260	5,538
General and administrative	12,285	8,178	9,181	8,433
Depreciation and amortization	4,014	1,831	1,718	1,743
Interest expense	39	27	25	26
Total expenses	74,716	64,443	63,189	53,622
Income before income taxes	21,411	26,088	33,473	23,338
Income Tax Provision	632	(1,449)	2,358	2,608
Net income	20,779	27,537	31,115	20,730
Net income attributable to noncontrolling interest	20,633	27,537	31,115	20,730
Net income attributable to FXCM Inc.	$146	$—	$—	$—

December 7, 2010 Through December 31, 2010
Net Income (In thousands)	$146
Net Income per Class A Share:
Basic and Diluted	$0.01

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2009
	(In thousands)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$66,437	$70,014	$74,709	$80,508
Institutional trading revenues	5,740	4,355	5,807	5,205
Interest Income	367	284	304	334
Other Income	2,085	1,744	2,356	2,481
Total revenues	74,629	76,397	83,176	88,528
Expenses
Referring broker fees	15,841	16,783	21,658	22,346
Compensation and benefits	16,645	16,651	14,783	14,509
Advertising and marketing	5,004	7,440	8,906	8,005
Communication and technology	6,429	5,314	5,845	6,438
General and administrative	7,903	6,775	6,280	5,495
Depreciation and amortization	1,742	1,696	1,647	1,457
Interest expense	25	49	22	29
Total expenses	53,589	54,708	59,141	58,279
Income before income taxes	21,040	21,689	24,035	30,249
Income Tax Provision	2,420	3,763	1,642	2,228
Net income	18,620	17,926	22,393	28,021
Net income attributable to noncontrolling interest	18,620	17,926	22,393	28,021
Net income attributable to FXCM Inc.	$—	$—	$—	$—

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed, and plan to continue to finance, our operating liquidity and capital needs with funds generated from operations. We primarily invest our cash in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

		As of December 31, 2010
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, LLC	USA	$26,501	$87,550	$61,049
Forex Capital Markets, Ltd.	U.K.	8,897	28,425	19,528
FXCM Asia, Ltd.	Hong Kong	5,059	16,047	10,988
FXCM Canada, Ltd.	Canada	100	960	860
FXCM Australia, Ltd.	Australia	149	3128	2,979
ODL Group, Ltd.	U.K.	5,466	6,133	667
ODL Securities, Ltd.	U.K.	5,466	15,403	9,937
ODL Japan, Ltd.	Japan	962	2,010	1,048

Cash Flow and Capital Expenditures

Years Ended December 31, 2010 and 2009

The following table sets forth a summary of our cash flow for the years ended December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(In thousands)
Cash provided by operating activities	$89,512	$79,146
Cash used for investing activities	(9,190)	(11,105)
Cash used for financing activities	(28,835)	(110,778)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,985	2,628
Net increase in cash and cash equivalents	53,472	(40,109)
Cash and cash equivalents – end of year	$193,330	$139,858

Cash provided by operating activities was $89.5 million for the year ended December 31, 2010 compared to $79.1 million for the year ended December 31, 2009, an increase of $10.4 million. This increase was due to $13.2 million higher net income offset by $2.8 million higher adjustments to reconcile net income to net cash provided by operating activities in the year ended December 31, 2010 compared to the year ended December 31, 2009. The higher adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an increase in cash and cash equivalents, held for customers of $126.8 million for the year ended December 31, 2010 compared to an increase of $102.6 million for the year ended December 31, 2009, an increase in other assets of $3.2 million for the year ended December 31, 2010 versus an increase of $0.8 million for the year ended December 31, 2009, an increase of $100.6 million in customer account liabilities for the year ended December 31, 2010 compared to an increase of $100.4 million for the year ended December 31, 2009, a $0.2 million increase in accounts payable and accrued expenses versus a decrease of $1.7 million for the year ended December 31, 2009 and a $11.2 million increase in due to brokers versus a decrease of $2.4 million for the years ended December 31, 2010 and 2009, respectively.

Cash used in investing activities was $9.2 million for the year ended December 31, 2010 compared to $11.1 million for the year ended December 31, 2009, a decrease of $1.9 million. The reason for the decrease in cash used was a $3.7 million of capital expenditure for software development for the year ended December 31, 2010 and the purchase of other fixed assets of $8.6 compared to purchases of other fixed and intangible assets of $8.0 million and $1.2 million, respectively for the year ended December 31, 2009 and $2.0 million of cash paid for investments for the year ended December 31, 2009 representing an equity interest in a developer of software and FX trading software. This was partially offset by $4.3 million of cash acquired from the purchase of ODL.

Cash used in financing activities was $28.8 million for the year ended December 31, 2010, compared to $110.8 million for the year ended December 31, 2009, a decrease of $82.0 million. The decrease in cash used in financing activities was due to lower distributions to members in the year ended December 31, 2010 of $70.7 million compared to a payout of $100.0 million in the year ended December 31, 2009, net proceeds from the IPO of $41.9 million, and in the year ended December 31, 2010 and a repayment of $10.7 million of a note payable to a member in the year ended December 31, 2009.

Capital expenditures were $12.3 million for the year ended December 31, 2010, compared to $11.1 million for the year ended December 31, 2009. The increase in capital expenditures was related to a $3.7 million capital expenditure for software development for the year ended December 31, 2010 and purchase of other fixed assets of $8.6 million compared to purchases of other fixed and intangible assets of $8.0 million and $1.2 million, respectively, for the year ended December 31, 2009 and $2.0 million of cash paid for investments for the year ended December 31, 2009 representing an equity interest in a developer of software and FX trading software.

Years Ended December 31, 2009 and 2008

The following table sets forth a summary of our cash flow for the years ended December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(In thousands)
Cash provided by operating activities	$79,146	$123,881
Cash used for investing activities	(11,105)	(9,104)
Cash used for financing activities	(110,778)	(65,045)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,628	(1,564)
Net increase in cash and cash equivalents	(40,109)	48,168
Cash and cash equivalents – end of year	$139,858	$179,967

Cash provided by operating activities was $79.1 million for the year ended December 31, 2009 compared to $123.9 million for the year ended December 31, 2008, a decrease of $44.7 million, due to $33.2 million lower net income and $11.6 million lower adjustments to reconcile net income to net cash provided by operating activities. The lower adjustments to reconcile net income to net cash provided by operating activities was a result primarily of a $1.7 million decrease in accounts payable and accrued expenses versus an increase of $11.4 million partially offset by a $2.4 million decrease in due to brokers versus a decrease of $10.2 million, for the years ended December 31, 2009 and December 31, 2008 respectively.

Cash used in investing activities was $11.1 million for the year ended December 31, 2009, compared to $9.1 million for the year ended December 31, 2008, an increase of $2.0 million. The reason for the increase in cash used was primarily due to $2.0 million higher capital expenditures, a $3.2 million purchase of a license of relational database software in the 2009.

Cash used in financing activities was $110.8 million for the year ended December 31, 2009, compared to $65.0 million for the year ended December 31, 2008, an increase of $45.8 million. The increase of cash used was due primarily to $34.9 million in higher distributions to members in 2009 to cover higher taxes payable and a $10.7 million repayment of a note payable to a member in 2009.

Capital expenditures were $11.1 million for the year ended December 31, 2009, compared to $6.0 million for the year ended December 31, 2008. The increase in capital expenditures in 2009 was primarily related to the purchase of a $3.2 million license for relational database software in 2009.

NON-GAAP FINANCIAL MEASURES

Management uses certain financial measures to evaluate our operating performance, as well as the performance of individual employees, that are calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA, that excludes certain items relating to the initial public offering of FXCM Inc. and also reflects the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the non-controlling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.

2.	Income Taxes. Prior to the initial public offering we were organized as a series of limited liability companies and foreign corporations and, even following the initial public offering, not all of our income is subject to corporate-level taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted a conventional corporate tax structure and are taxed as a C corporation in the U.S. at the prevailing corporate rates, that all deferred tax assets relating to foreign operations are fully realizable within the structure on a consolidated basis and that adjustments for deferred tax assets related to the ultimate tax deductions for equity-based compensation awards are made directly to stockholders’ equity. These assumptions are consistent with the assumption in clause 1 above that all FXCM Holdings units are exchanged for shares of FXCM Inc. Class A common stock, as the assumed exchange would change our tax structure.
3.	Elimination of Certain Initial Public Offering-Related Expenses. In addition, adjusted Pro Forma results for 2010 exclude one-time charges relating to our initial public offering. Management believes that this adjustment results in a more meaningful comparison with prior and succeeding period results.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010				2009			2008
	In millions
	As Reported	Adjustments		Adjusted Pro Forma	As Reported	Adjustments	Adjusted Pro Forma	As Reported	Adjustments	Adjusted Pro Forma
Revenues	$360.3	$—		$360.3	$322.7	$—	$322.7	$322.6	$—	$322.6
Expenses
Referring broker fees	81.4	—		81.4	76.6	—	76.6	64.6	—	64.6
Compensation and Benefits	76.2	(6.8	)(1)	69.4	62.6	—	62.6	54.6	—	54.6
Depreciation and amortization	9.3	—		9.3	6.5	—	6.5	6.1	—	6.1
Other expenses	89.1	—		89.1	80.0	—	80.0	68.3	—	68.3
Total expenses	256.0	(6.8)		249.2	225.7	—	225.7	193.6	—	193.6
Income before income taxes	104.3	6.8		111.1	97.0	—	97.0	129.0	—	129.0
Income tax provision	4.2	37.3	(2)	41.5	10.1	25.6 (2)	35.6	8.9	38.5 (2)	47.4
Net income	100.1	(30.5)		69.6	87.0	(25.6)	61.4	120.1	(38.5)	81.6
Net income attributable to noncontrolling interest	100.0	(100.0	)(3)	—	87.0	(87.0)	—	120.1	(120.1)	—
Net income attributable to FXCM Inc.	$0.1	$69.5		$69.6	$—	$61.4	$61.4	$—	$81.6	$81.6
Fully diluted shares outstanding				75.3			75.3			75.3
Earnings per share				$0.92			$0.82			$1.08

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the years ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended December 31,
	Adjusted Pro Forma
	In millions
	2010	2009	2008
Net income attributable to FXCM Inc.	69.6	61.4	81.6
Net income attributable to noncontrolling interest	—	—	—
Provision for income taxes	41.5	35.6	47.4
Depreciation and amortization	9.3	6.5	6.1
EBITDA	120.4	103.5	135.1

(1)	Represents the elimination of onetime charges associated with certain arrangements with a former employee and our CFO as a result of the IPO as well as the equity-based compensation associated with the IPO.
(2)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 35.8% and

37.1% for the three months ended December 31, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of all Holdings Units (excluding Holdings Units held by FXCM Inc.) for shares of Class A common stock of FXCM Inc.
(3)	Represents the elimination of the non-controlling interest associates with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM Inc.), as if the unit holders had fully exchanged their Holdings Units for shares of Class A common stock of FXCM Inc.
(4)	Fully diluted shares assuming all unitholders (excluding FXCM Inc.) had fully exchanged their Holdings Units for shares of Class A common stock of FXCM Inc.

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at December 31, 2010:

	As of December 31, 2010
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$11,003	$4,278	$5,304	$1,158	263
Vendor obligations	1,797	1,013	784	—	—
Total	$12,800	$5,291	$6,088	$1,158	263

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, cash and cash equivalents, held for customers, fair value measurements valuation and office, communication and computer equipment.

A summary of our significant accounting policies and estimates follows:

Revenue Recognition

The Company makes foreign currency markets for customers trading in foreign exchange spot markets (“Foreign Currencies”) and through its subsidiary ODLSL, engages in equity and related brokerage activities. Foreign Currencies are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the our realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, we earn income from trading in contracts for difference (“CFDs”), payments for order flow and rollovers. Our policy is to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between our realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. We recognize payments for order flow as earned. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot foreign currency trades on behalf of institutional customers through the services provided by the FXCM Pro division. FXCM Pro allows these customers to obtain the best execution price from external banks and routes the trades to outside financial institutions for settlement. The counterparties to these trades are external financial institutions that also hold customer account balances. We receive commission income for customers’ use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis.

Other Income

Other income includes revenue related to an agreement to provide trade execution services to GCI Capital Co. Ltd. As consideration for the services, we received an upfront non refundable fee in addition to a fixed monthly fee which subsequently changed to a variable fee on a per trade basis. The upfront fee is being recognized on a straight line basis over the estimated period of performance of 5 years. In arriving at the estimated period of performance, we considered the nature of the services to be provided and its historical experience. The monthly fees were recognized when earned. Variable fees are recognized on trade date as services are rendered. Other income also includes amounts earned from the sale of market data equity and equity option brokerage activities and ancillary fee income.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions. The balance arises primarily from cash deposited by customers, customer margin balances, and cash held by FX market makers related to hedging activities. We record a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These two inputs create the following fair value hierarchy:

Level I:  Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level II:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level III:  Unobservable inputs for assets or liabilities.

As of December 31, 2010 and 2009, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including, due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of December 31, 2010 and 2009. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2010 and 2009. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Office, Communication and Computer Equipment

Office, communication and computer equipment consist of purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, computer equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

Computer equipment	3 to 5 years
Software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 3 years
Communication equipment	3 to 5 years

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2010, 2009 and 2008.

Business Combination

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations, and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred.

Goodwill

The Company recorded goodwill from the acquisition of ODL Group Limited (“ODL”), a leading broker of FX, CFDs, spread betting equities and equity options headquartered in the United Kingdom (the “U.K.”)

(the “Acquisition”) on October 1, 2010 (the “Acquisition Date”). Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the year ended December 31, 2010. Although there is no impairment as of December 31, 2010, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Other Intangible Assets, net

Intangible assets, net, primarily include customer relationships, non-compete agreements and trade name acquired from the Acquisition described above.

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 6 to 9 years, 2 to 3 years and 1 year, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually, or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Variable Interest Entities In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The Company adopted this guidance upon its issuance in January 2010 and it did not have a material impact on the consolidated financial statements. However, as a result of the reorganization and IPO, the Company consolidates the financial results of Holdings and records a non-controlling interest for an economic interest in Holdings held by the existing unitholders to the extent that the book value of their interest in Holdings is greater than zero.

Fair Value Measurements Disclosures In January 2010, the FASB issued amended disclosure guidance relating fair value measurements. The amended guidance requires new disclosures as follows:

•	Amounts related to transfers in and out of Levels I and II shall be disclosed separately and the reasons for the transfers shall be described.
•	In the reconciliation for fair value measurements using significant unobservable inputs (Level III), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis.

The guidance also provides amendments that clarify existing disclosures related to the following:

•	Reporting fair value measurement disclosures for each class of assets and liabilities.
•	Providing disclosure surrounding the valuation techniques and inputs used to measure fair value for both Level II and Level III fair value measurements.

The Company adopted this guidance upon its issuance in January 2010 and it did not have a material impact on the consolidated financial statements, except for the disclosure requirements surrounding the reconciliation of Level III fair value measurements, which will be effective for the Company on January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its fair value measurements disclosures.

Accounting Standards Codification (“ASC” or “the Codification”) In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance establishing the ASC and revising the hierarchy of generally accepted accounting principles. The ASC is the single source of authoritative nongovernmental U.S. GAAP. The provisions in this guidance do not change current U.S. GAAP, but are intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature that is not included in the FASB Codification is considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance effective with the issuance of its December 31, 2009 consolidated financial statements. As the guidance is limited to disclosure in the financial statements and the manner in which the Company refers to U.S. GAAP authoritative literature, there was no material impact on the Company’s consolidated financial statements.

Uncertainty in Income Taxes In July 2006, the FASB issued guidance clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. In December 2008, the FASB provided for a deferral of the effective date of the interpretation for certain nonpublic enterprises to annual financial statements for fiscal years beginning after December 15, 2008. The Company adopted the guidance on January 1, 2009. The adoption of the interpretation did not have a material impact on the consolidated financial statements.

In September 2009, the FASB updated its uncertainty in income taxes guidance. The updated guidance considers an entity’s assertion that it is a tax-exempt not-for-profit or a pass-through-entity as a tax position that requires evaluation. The revised guidance is effective for periods ending after September 15, 2009. The adoption of the revised guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements In April 2009, the FASB issued guidance for determining fair value for an asset or liability if there has been a significant decrease in the volume and level of activity in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The guidance is effective for financial statements issued for interim or annual periods ending after June 15, 2009.

The Company adopted the guidance upon its issuance in April 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events In May 2009 and February 2010, the FASB issued guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued but are not required to disclose the date through which an entity has evaluated subsequent events. The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance upon its issuance in June 2009. See Note 21, “Subsequent Events,” for further discussion of the subsequent events that occurred after December 31, 2009.

Business Combinations Effective January 1, 2009, the Company adopted accounting guidance issued by the FASB which established principles and requirements for the acquirer in a business combination, including the recognition and measurement of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity as of the acquisition date; the recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase as of the acquisition date; and additional disclosures related to the nature and financial effects of the business combination. Under this guidance, nearly all acquired assets and liabilities assumed are recorded at fair value at the acquisition date. Other significant changes include recognizing transaction costs and most restructuring costs as expenses when incurred. These accounting requirements are applied on a prospective basis for all transactions completed after the effective date. We acquired ODL Group Limited (“ODL”) (the “Acquisition”), a broker of retail FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (“U.K.”). We adopted this guidance with the Acquisition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statement of financial condition and statement of operations from local currencies to U.S. dollars. We currently have limited exposure to currency risk from customer open positions as we utilize an agency model, simultaneously entering offsetting trades with both our customers and FX market makers. However, we do incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As at December 31, 2010, 22% of our net assets (assets less liabilities) were in British pounds, 9% in Euros, 8% in Japanese yen, and 3% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $5.9 million in the case of British pounds, $2.3 million for Euros and $2.1 million for Japanese yen.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at December 31, 2010, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $4.2 million.

We also earn a spread on overnight position financing (rollovers) and the interest differential our customers earn or pay depends on whether they are long a higher or lower yielding currency relative to the currency they borrowed. Currently interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollover.

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet their obligations. We are exposed to credit risk from our retail and institutional customers as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the years ended December 31, 2010 and 2009, we incurred $0.5 million and $0.2 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2010, our exposure to our five largest institutional counterparties, all major global banking institutions, was 61% of total assets and the single largest within the group was 20% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of December 31, 2010, our net unhedged exposure to CFD customer positions was 7% of total assets. A 1% change in the value of our unhedged CFD positions as of December 31, 2010 would result in a $0.7 million decrease in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2010, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 18% of total assets.

Operational risk

Our operations are subject to various risks resulting from technological interruptions, failures, or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2010, we had $52.6 million in regulatory capital requirements at our regulated subsidiaries and $268.0 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors.”

69

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited the accompanying consolidated statement of financial condition of FXCM Inc. as of December 31, 2010 and the consolidated statement of financial condition of FXCM Holdings, LLC and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2010 and the consolidated financial position of FXCM Holdings, LLC and subsidiaries at December 31, 2009, and the related consolidated statements of operations and comprehensive income and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Managing Members
FXCM Holdings, LLC and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2008, of FXCM Holdings, LLC and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of FXCM Holdings, LLC and subsidiaries and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New York, New York
June 24, 2010, except for Note 20,
as to which the date is September 3, 2010

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Financial Condition
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$193,330	$139,858
Cash and cash equivalents, held for customers	641,152	353,825
Due from brokers	125	1,581
Accounts receivable, net	18,324	2,892
Deferred tax asset	7,625	—
Total current assets	860,556	498,156
Deferred tax asset	90,107	480
Tax receivable	1,643	—
Office, communication and computer equipment, net	18,709	10,121
Goodwill	37,937	—
Other intangible assets, net	26,472	1,823
Other assets	12,369	7,356
Total assets	$1,047,793	$517,936
Liabilities and Equity
Current liabilities
Customer account liabilities	$641,152	$353,825
Accounts payable and accrued expenses	37,470	20,559
Due to brokers	13,314	764
Deferred tax liability	1,844	—
Due to related parties pursuant to tax receivable agreement	3,817	—
Deferred revenue	6,000	6,000
Total current liabilities	703,597	381,148
Deferred tax liability	5,770	—
Due to related parties pursuant to tax receivable agreement	70,419	—
Deferred revenue	—	6,000
Total liabilities	779,786	387,148
Commitments and Contingencies
Stockholders’/Members’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 17,319,000 and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively	173	—
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1	—
Additional paid-in-capital	101,848	—
Retained earnings	146	—
Accumulated other comprehensive income	52	—
Total stockholders’ equity, FXCM Inc.	102,220	—
Non-controlling interest	165,787	—
FXCM Holdings, LLC members’ capital prior to reorganization	—	130,788
Total stockholders’/members’ equity	268,007	130,788
Total liabilities and stockholders’/members’ equity	$1,047,793	$517,936

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2010, 2009 and 2008

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$318,472	$291,668	$281,385
Institutional trading revenue	27,833	21,107	18,439
Interest income	2,373	1,289	9,085
Other income	11,599	8,666	13,731
Total revenues	360,277	322,730	322,640
Expenses
Referring broker fees	81,365	76,628	64,567
Compensation and benefits	76,195	62,588	54,578
Advertising and marketing	23,788	29,355	24,629
Communication and technology	27,120	24,026	21,311
General and administrative	38,077	26,453	20,247
Depreciation and amortization	9,306	6,542	6,095
Interest expense	116	125	2,168
Total expenses	255,967	225,717	193,595
Income before income taxes	104,310	97,013	129,045
Income tax provision	4,149	10,053	8,872
Net income	100,161	86,960	120,173
Net income attributable to members of FXCM Holdings, LLC	100,015	86,960	120,173
Net income attributable to FXCM Inc. for the year ended December 31, 2010	146	—	—
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(270)	452	1
Comprehensive income	99,891	87,412	120,174
Comprehensive income attributable to members of FXCM Holdings, LLC	99,693	87,412	120,174
Comprehensive income attributable to FXCM Inc. for the year ended December 31, 2010	$198	$—	$—

December 7, 2010 through December 31, 2010
Weighted average shares of Class A common stock outstanding:
Basic	17,319
Diluted	17,319
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.01
Diluted	$0.01

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Stockholders’ Equity/Members’ Capital
(In thousands, except share amounts)

	FXCM Holdings, LLC		FXCM Inc.
	Total Members’ Capital	Accumulated Other Comprehensive (Prior to December 7, 2010)	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive (Subsequent to December 6, 2010)	Additional Paid-in Capital					Total Stockholders’/ Members’ Equity
							Common Stock – Class B		Common Stock – Class A
							Shares	Dollars	Shares	Dollars
Balance as of January 1, 2008	$96,280	$—	$—	$—	$—	$—	—	$—	—	$—	$96,280
Net income	120,173	—	—	—	—	—	—	—	—	—	120,173
Other comprehensive income, net of tax foreign currency translation gain	—	1	—	—	—	—	—	—	—	—	1
Distributions	(76,000)	—	—	—	—	—	—	—	—	—	(76,000)
Balance as of December 31, 2008	140,453	1	—	—	—	—	—	—	—	—	140,454
Net income	86,960	—	—	—	—	—	—	—	—	—	86,960
Other comprehensive income, net of tax foreign currency translation gain	—	452	—	—	—	—	—	—	—	—	452
Distributions	(97,078)	—	—	—	—	—	—	—	—	—	(97,078)
Balance as of December 31, 2009	130,335	453	—	—	—	—	—	—	—	—	130,788
Net income	99,571	—	—	—	—	—	—	—	—	—	99,571
Other comprehensive income, net of tax foreign currency translation loss	—	(494)	—	—	—	—	—	—	—	—	(494)
Distributions	(70,724)	—	—	—	—	—	—	—	—	—	(70,724)
Acquisition of ODL	52,395	—	—	—	—	—	—	—	—	—	52,395
Balance prior to December 6, 2010	211,577	(41)	—	—	—	—	—	—	—	—	211,536
Effects of Reorganization and Offering	(211,577)	41	(211,536)	—	—	—	—	—	—	—	0
Balance as of December 6, 2010	—	—	211,536								211,536
Net income subsequent to December 6, 2010	—	—	444	146	—	—	—	—	—	—	590
Other comprehensive income, net of tax foreign currency translation adjustment	—	—	172	—	52	—	—	—	—	—	224
Class A common stock
Issuance of Class A shares in Initial Public Offering, net of issuance cost	—	—	—	—	—	226,533	—	—	17,319,000	173	226,706
Class B common stock	—	—	—	—	—	—	100	1	—	—	1
Purchase of Holding Units from existing owners	—	—	(38,512)	—	—	(138,452)	—	—	—	—	(176,964)
Effects of Tax Receivable Agreement (See Note 18)	—	—	—	—	—	13,100	—	—	—	—	13,100
Equity based compensation	—	—	—	—	—	667	—	—	—	—	667
Other Initial Pubic Offering costs	—	—	(7,853)	—	—	—	—	—	—	—	(7,853)
	$—	$—	$165,787	$146	$52	$101,848	100	$1	17,319,000	$173	$268,007

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$100,161	$86,960	$120,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,305	6,542	6,095
Equity-based compensation	667	—	—
(Gain)/loss on disposal of office, communication and computer equipment	10	(20)	88
Deferred tax expense (benefit)	976	240	(720)
Deferred revenue	(6,000)	(6,000)	(6,000)
Loss from other investment	—	224	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(126,776)	(102,610)	63,613
Due from brokers	4,059	780	1,280
Accounts receivable	(2,050)	(2,423)	837
Tax receivable	12	—	—
Other assets	(3,215)	(805)	(635)
Customer account liabilities	100,578	100,434	(62,049)
Accounts payable and accrued expenses	586	(1,749)	11,421
Due to brokers	11,199	(2,427)	(10,222)
Net cash provided by operating activities	89,512	79,146	123,881
Cash Flows From Investing Activities
Cash paid for investment	—	(2,000)	(2,000)
Purchases of intangible assets	—	(1,249)	(1,190)
ODL acquisition	3,062	—	—
Proceeds from sale of office and computer equipment	—	154	54
Addition of capitalized software	(3,702)	—	—
Purchases of office, communication and computer equipment	(8,550)	(8,010)	(5,968)
Net cash used in investing activities	(9,190)	(11,105)	(9,104)
Cash Flows From Financing Activities
Principal payments under capital lease	—	—	(300)
Payment on advances to members	—	—	410
Payment of note payable	—	(10,730)	—
Proceeds from IPO	226,706	—	—
Purchase of Holding Units	(176,964)	—	—
Payments for IPO costs	(7,853)	—	—
Members’ distributions	(70,724)	(100,048)	(65,155)
Net cash used in financing activities	(28,835)	(110,778)	(65,045)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,985	2,628	(1,564)
Net (decrease) increase in cash and cash equivalents	53,472	(40,109)	48,168
Cash and Cash Equivalents
Beginning of Year	139,858	179,967	131,799
End of Year	$193,330	$139,858	$179,967
Supplemental disclosures of cash flow activities
Net cash paid for taxes	$9,434	$10,994	$3,494
Cash paid for interest	$38	$1,926	$—
Supplemental disclosure of non-cash investing activities
Value of equity interest paid for business acquisition	$52,395	$—	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware corporation, was incorporated on August 10, 2010 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Corporation’s common equity. On December 1, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an IPO was declared effective. On December 7, 2010, the Corporation completed an IPO of 17,319,000 shares of Class A common stock at a public offering price of $14.00 per share. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

The Corporation was a wholly-owned subsidiary of FXCM Holdings, LLC (“Holdings”) prior to the consummation of the reorganization described below. Subsequent to the reorganization, Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

Collectively, the Corporation and its consolidated subsidiaries are referred to hereinafter as “the Company.”

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, LLC (herein “US”), FXCM Canada, Ltd. (herein, “Canada”) and Forex Trading, LLC (herein “FXT”). FXT’s wholly owned subsidiaries include FXCM Asia Limited (herein “HK”), Forex Capital Markets Limited (herein “UK”), and FXCM Australia, Ltd. (herein “Australia). On October 1, 2010, the Company acquired ODL, a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the “U.K.”). Holdings is the parent company of ODL. ODL’s wholly owned subsidiaries include ODL Securities Limited (“ODL SL”) and ODL Japan Co. Limited (“ODL JL”).

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring credit or market risk. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software.

Certain agreements and transactions associated with the IPO are set forth below.

Reorganization

Prior to the completion of the IPO, the limited liability company agreement of Holdings was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e., the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”). Holdings

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Following the IPO, each of the existing owners holds one share of Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to the aggregate number of Holdings Unit of Holdings held by such holder, subject to customary adjustments for stock splits, stock dividends and reclassifications.

At the time of the offering, the Corporation purchased newly-issued Holdings Units from Holdings and outstanding Holdings Units from the existing owners of Holdings, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the existing owners continue to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holdings Units of Holdings was accounted for as a transaction between entities under common control in accordance with the guidance in ASC Subtopic 805-50. Holdings recognized the amount of cash transferred at the date of the exchange and measured the cash received at its carrying amount. The date of the exchange was December 1, 2010 (i.e., the effective date of the initial public offering).

Initial Public Offering

On December 7, 2010, the Company closed the IPO of its Class A common stock. Pursuant to the IPO, the Corporation offered and sold 17,319,000 shares of Class A common stock (which includes 2,259,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option). The Corporation also acquired an equivalent number of Holdings Units of Holdings. Total proceeds from the IPO were $226.7 million. The Corporation used $49.7 million of these proceeds to purchase 3,800,000 newly issued Holding Units from Holdings, and $177.0 million of the proceeds to purchase 13,519,000 Holding Units from existing owners of Holdings, including members of Holdings senior management.

As described in more detail in Note 2, Significant Accounting Policies and Estimates, below, subsequent to the IPO and the reorganization described above, the Corporation consolidates the financial results of Holdings and its subsidiaries and reflects the ownership interest of the other members of Holdings as a non-controlling interest in the Corporation’s consolidated financial statements.

Tax Receivable Agreement

As described above, the Corporation purchased Holdings Units from other members of Holdings at the time of the IPO. In addition, under the terms of the exchange agreement described above, the members of Holdings (other than the Corporation) may, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement), exchange their Holdings Units for shares of Class A common stock of the Corporation on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Holdings intends to make an election under Section 754 of the Code effective for each taxable year in which such a purchase or exchange of Holdings Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Holdings at the time of the purchase or subsequent exchange of Holdings Units that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that the Corporation would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates

A summary of the Company’s significant accounting policies and estimates is as follows:

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by ASC 810, Consolidations, or entities where it has a controlling financial interest.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unitholders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unitholders economic interest in Holdings was 23% and 77%, respectively, as of December 31, 2010. Net income attributable to the non-controlling interest on the statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unitholders. Non-controlling interest on the statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unitholders based on total units of Holdings owned by such unitholder.

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenue and expenses during the year. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks and highly liquid instruments with original maturities of less than 90 days at the time of purchase. At times, these balances may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions. The balance arises primarily from cash deposited by customers, customer margin balances, and cash held by FX market makers related to hedging activities. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 4). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $502.9 million and $255.0 million as of December 31, 2010 and 2009, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These two inputs create the following fair value hierarchy:

Level I:  Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level II:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level III:  Unobservable inputs for assets or liabilities.

As of December 31, 2010 and 2009, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including, due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of December 31, 2010 and 2009. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2010. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Due from/to Brokers

Due from/to Brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. The Company has master netting agreements with its respective counterparties under which its due to/from brokers are presented on a net-by-counterparty basis in accordance with U.S. GAAP.

Office, Communication and Computer Equipment

Office, communication and computer equipment consist of purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, computer equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

Computer equipment	3 to 5 years
Software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 3 years
Communication equipment	3 to 5 years

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2010, 2009 and 2008.

Business Combination

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations, and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred. Refer to Note 3 for further details.

Goodwill

The Company recorded goodwill from the acquisition of ODL Group Limited (“ODL”), a leading broker of FX, CFDs, spread betting equities and equity options headquartered in the United Kingdom (the “U.K.”) (the “Acquisition”) on October 1, 2010 (the “Acquisition Date”). Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the year ended December 31, 2010. Although there is no impairment as of December 31, 2010, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 7 below, for further discussion.

Other Intangible Assets, net

Intangible assets, net, primarily include customer relationships, non-compete agreements and trade name acquired from the Acquisition described above (see Note 3).

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 6 to 9 years, 2 to 3 years and 1 year, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually, or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the consolidated statements of operations and comprehensive income. The carrying amount of equity method investments was $3.6 million and $3.8 million as of December 31, 2010 and 2009, respectively and is reflected in other assets in the consolidated statements of financial condition.

Accounts Receivable, net

As of December 31 2010 and 2009, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of December 31, 2010 and 2009. There was no reserve netted against receivables in the consolidated statements of financial condition as of December 31, 2010 and 2009.

Other Assets

Other assets include prepaid expenses, equity method investments, employee advances, and deposits for rent security (see Note 9).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, bonus payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, IPO related costs payable, regulatory fees payable, a payable for a portion of the cash consideration relating to the Acquisition (see Note 3), and taxes payable (see Note 10).

Foreign Currency

Foreign denominated assets and liabilities are remeasured into the functional currency at exchange rates in effect at the statement of financial condition dates through the statements of operations and comprehensive income. Gains or losses resulting from foreign currency transactions are remeasured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company recorded a gain of $2.8 million and $5.8 million for the years ended December 31, 2010 and 2009, respectively, and a loss of $4.8 million for the year ended December 31, 2008.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Translation gains or losses resulting from translating the Company’s subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in other comprehensive income. Assets and liabilities are generally translated at the balance sheet date while revenues and expenses are generally translated at an applicable average rate.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued.

Revenue Recognition

The Company makes foreign currency markets for customers trading in foreign exchange spot markets (“Foreign Currencies”) and through its subsidiary ODL SL, engages in equity and related brokerage activities. Foreign Currencies are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in contracts for difference (“CFDs”), payments for order flow, rollovers and spread betting. The Company’s policy is to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company’s realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot foreign currency trades on behalf of institutional customers through the services provided by the FXCM Pro division. FXCM Pro allows these customers to obtain the best execution price from external banks and routes the trades to

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

outside financial institutions for settlement. The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income for customers’ use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis.

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd (“GCI”). As consideration for the services, the Company received an upfront non refundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, ongoing monthly fees amounted to $1.0 million and $3.0 million, respectively. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. The upfront fee is being recognized on a straight line basis over the estimated period of performance of 5 years. The Company acquired the retail foreign exchange business of GCI on March 31, 2011. See Note 21 for further discussion.

Additionally, in January 2008, the Company received $2.0 million in proceeds from the sale to a third party of certain Refco receivables as approved by the U.S. Bankruptcy Court that were previously written off as a bad debt (see Notes 12).

Other income also includes amounts earned from the sale of market data, equity and equity option brokerage activities and ancillary fee income.

Referring Broker Fees

Referring broker fees represent commissions paid to brokers for introducing trading customers to the Company. Commissions are determined based on the number and size of transactions executed by the customers and are recorded on a trade date basis.

Compensation and Benefits

Compensation and benefits expense represents employee and member salaries and benefit expense. Such amounts have been included in employee compensation and benefits in the consolidated statements of operations and comprehensive income.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation —  Stock Compensation (“ASC 718”). The fair value of the Company’s equity-based compensation is estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures). See Note 13 for further discussion.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional and consulting fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit card transactions and prime brokerage fees charged by clearing banks. Regulatory fees are volume-based costs charged by certain regulatory authorities.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Income Taxes

As a result of the Corporation’s acquisition of Holdings Units from Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation’s taxable income. As a result of a federal income tax election Holdings intends to make, applicable to a portion of the Corporation’s acquisition of Holdings Units, the income tax basis of the assets of Holdings, underlying a portion of the units the Corporation has acquired, have been adjusted based upon the amount that the Corporation has paid for that portion of its Holdings Units. The Corporation has entered into an agreement with the selling unit holders of Holdings that will provide for the additional payment by the Corporation to the selling unit holders of Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of Holdings goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As a result of these transactions, the Corporation’s tax basis in its share of Holdings assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $87.3 million as of December 31, 2010, of which the majority is expected to be realized over 15 years as the tax basis of these assets is amortized.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect or change in tax laws and rates on the date of enactment. See additional information in Note 18.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations and comprehensive income. No interest or penalties were recognized for the years ended December 31, 2010, 2009 and 2008.

Allocation and Distribution of Holdings Earnings

The allocation of Holdings earnings to the members is determined in accordance with the sharing ratios as defined in the Limited Liability Company Agreement of Holdings (the “LLC Agreement”). Distributions to members are made according to the LLC Agreement.

Recently Adopted Accounting Pronouncements

Variable Interest Entities In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to variable interest entities. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The Company adopted this guidance upon its issuance in January 2010 and it did not have a material impact on the consolidated financial

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

statements at adoption. However, as a result of the reorganization and IPO, the Company consolidates the financial results of Holdings and records a non-controlling interest for an economic interest in Holdings held by the existing unitholders to the extent that the book value of their interest in Holdings is greater than zero.

Fair Value Measurements Disclosures In January 2010, the FASB issued amended disclosure guidance relating fair value measurements. The amended guidance requires new disclosures as follows:

•	Amounts related to transfers in and out of Levels I and II shall be disclosed separately and the reasons for the transfers shall be described.
•	In the reconciliation for fair value measurements using significant unobservable inputs (Level III), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis.

The guidance also provides amendments that clarify existing disclosures related to the following:

•	Reporting fair value measurement disclosures for each class of assets and liabilities.
•	Providing disclosure surrounding the valuation techniques and inputs used to measure fair value for both Level II and Level III fair value measurements.

The Company adopted this guidance upon its issuance in January 2010 and it did not have a material impact on the consolidated financial statements, except for the disclosure requirements surrounding the reconciliation of Level III fair value measurements, which became effective for the Company on January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its fair value measurements disclosures.

Accounting Standards Codification (“ASC” or “the Codification”) In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance establishing the ASC and revising the hierarchy of generally accepted accounting principles. The ASC is the single source of authoritative nongovernmental U.S. GAAP. The provisions in this guidance do not change current U.S. GAAP, but are intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature that is not included in the FASB Codification is considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance effective with the issuance of its December 31, 2009 consolidated financial statements. As the guidance is limited to disclosure in the financial statements and the manner in which the Company refers to U.S. GAAP authoritative literature, there was no material impact on the Company’s consolidated financial statements.

Uncertainty in Income Taxes In July 2006, the FASB issued guidance clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The guidance also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. In December 2008, the FASB provided for a deferral of the effective date of the interpretation for certain nonpublic enterprises to annual financial statements for fiscal years beginning after December 15, 2008. The Company adopted the guidance on January 1, 2009. The adoption of the interpretation did not have a material impact on the consolidated financial statements.

In September 2009, the FASB updated its uncertainty in income taxes guidance. The updated guidance considers an entity’s assertion that it is a tax-exempt not-for-profit or a pass-through-entity as a tax position

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

that requires evaluation. The revised guidance is effective for periods ending after September 15, 2009. The adoption of the revised guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements In April 2009, the FASB issued guidance for determining fair value for an asset or liability if there has been a significant decrease in the volume and level of activity in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The guidance is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Company adopted the guidance upon its issuance in April 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events In May 2009 and February 2010, the FASB issued guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued but are not required to disclose the date through which an entity has evaluated subsequent events. The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance upon its issuance in June 2009. See Note 21 for further discussion of the subsequent events that occurred after December 31, 2010.

Business Combinations Effective January 1, 2009, the Company adopted accounting guidance issued by the FASB which established principles and requirements for the acquirer in a business combination, including the recognition and measurement of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity as of the acquisition date; the recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase as of the acquisition date; and additional disclosures related to the nature and financial effects of the business combination. Under this guidance, nearly all acquired assets and liabilities assumed are recorded at fair value at the acquisition date. Other significant changes include recognizing transaction costs and most restructuring costs as expenses when incurred. These accounting requirements are applied on a prospective basis for all transactions completed after the effective date. As disclosed in Note 3, the Company acquired ODL, a broker of retail FX, CFDs, spread betting, equities and equity options. The Company adopted this guidance with the Acquisition.

Note 3. Business Acquisition

On the Acquisition Date, the Company acquired a 100% interest in ODL, a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the U.K. The Acquisition was designed to increase the Company’s profile in the U.K. market and accelerate its growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, the Company provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The $54.6 million purchase price was allocated to ODL assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $38.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading and Institutional segments based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining ODL’s FX, CFDs and spread betting business with the Company’s foreign exchange trading expertise, the economies of scale

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

expected from combining the operations of the two companies and the retail and institutional relationships brought by the ODL’s management. No goodwill is expected to be deductible for federal income tax purposes.

ODL Purchase Price Allocation

(Amounts in thousands)
Purchase price		$54,588
Net assets acquired	$(3,251)
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships(1)	19,708
Non-compete agreements(2)	7,214
Trade name(3)	330
Deferred tax liability	(7,630)
Fair value of net assets acquired		16,371
Goodwill resulting from the ODL acquisition		$38,217

(1)	Consists of retail and institutional customers. The amortization lives are 6 and 9 years for retail and institutional customers, respectively.
(2)	Consists of two non-compete agreements with amortization lives of 2 and 3 years.
(3)	Amortization life is 1 year.

The amounts included in the ODL Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Acquisition-related Costs

For the year ended December 31, 2010, acquisition-related transaction costs for the Acquisition were $2.0 million and are included in general and administrative expense in the consolidated statements of operations and comprehensive income.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of ODL net assets recognized as of the Acquisition Date, with amounts in thousands:

As of October 1, 2010
Assets
Cash and cash equivalents	$3,823
Cash and cash equivalents, held for customers	162,299
Accounts receivable, net	13,382
Due from brokers	2,603
Deferred tax asset	12,051
Office, communication and computer equipment, net	3,248
Intangible assets	27,252
Other assets	1,795
Total assets	$226,453
Liabilities
Customer account liabilities	$186,749
Accounts payable and accrued expenses	14,352
Due to brokers	1,351
Deferred tax liability	7,630
Total liabilities	210,082
Fair value of net assets acquired	$16,371

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Acquisition date as there were no uncollectible accounts. For further information, see Note 2.

Contingencies

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. ODL has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a broker of FX, CFDs, spread betting, equities and equity options. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminable amounts of damages. ODL is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. It is the opinion of management of the Company that the ultimate outcomes of these matters are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company. The Company’s consolidated financial statements do not include any accrual for litigation contingency, as such amounts cannot be reasonably estimated and are not expected to have a material impact.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Condensed Combined Financial Information

The following condensed financial information presents the results of operations of ODL from the Acquisition Date to December 31, 2010, with amounts in thousands:

For the Period October 1, 2010 to December 31, 2010
Total revenues	$10,588
Net Income	$3,007

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the Acquisition had been completed on January 1, 2010 and 2009, with amounts in thousands:

	For the Years Ended
	December 31, 2010	December 31, 2009
Total revenues	$402,536	$387,216
Net Income	$78,677	$60,189

These pro forma results for the years ended December 31, 2010 and 2009 primarily include adjustments for the amortization of the intangible assets acquired in the Acquisition and the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with ODL prior to the Acquisition.

Note 4. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions, including unrealized gains and losses on open foreign exchange commitments. Customer account liabilities were $641.2 million and $353.8 million as of December 31, 2010 and 2009, respectively.

Note 5. Equity Method Investment

As of December 31, 2010 and 2009, the Company had $3.6 million and $3.8 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26% equity interest in a developer of FX trading software. Equity method investments are included in other assets in the consolidated statements of financial condition as of December 31, 2010 and 2009. Equity method investments are included in corporate for purposes of segment reporting (see Note 20).

Income recognized from equity method investments was not material for the years ended December 31, 2010, 2009 and 2008 and is included in other income in the consolidated statements of operations and comprehensive income.

There were no dividend distributions received from the FX trading software developer during 2010, 2009 and 2008.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 6. Office, Communication and Computer Equipment

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of December 31, 2010 and 2009, with amounts in thousands:

	December 31, 2010	December 31, 2009
Computer equipment	$20,412	$25,096
Software	5,435	—
Leasehold improvements	4,419	1,684
Furniture and fixtures and other equipment	1,722	1,491
Licenses	8,083	4,057
Communication equipment	926	785
	40,997	33,113
Less: Accumulated depreciation	(22,288)	(22,992)
Office, communication and computer equipment, net	$18,709	$10,121

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense was $6.9 million, $5.7 million, and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company disposed of $8.9 million of fully depreciated assets during 2010.

Note 7. Goodwill

The following table presents the changes in goodwill by segment during the year ended December 31, 2010, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2009	$—	$—	$—
Goodwill acquired	27,305	10,912	38,217
Foreign currency translation adjustment	(200)	(80)	(280)
Balance at December 31, 2010	$27,105	$10,832	$37,937

Note 8. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2010 and 2009, with amounts in thousands:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$21,547	$(2,443)	$19,104	$1,839	$(766)	$1,073
Non-compete agreements	7,214	(644)	6,570	—	—	—
Trade name	330	(83)	247	—	—	—
Foreign currency translation adjustment	(199)	—	(199)	—	—	—
Total finite-lived intangible assets	$28,892	$(3,170)	$25,722	$1,839	$(766)	$1,073
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Exchange membership seat	150	—	150	150	—	150
Total indefinite-lived intangible assets	$750	$—	$750	$750	$—	$750

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 6 to 9 years, 2 to 3 years and 1 year, respectively and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense was $2.4 million for the year

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 8. Other Intangible Assets, net  – (continued)

ended December 31, 2010. Amortization expense was $0.8 million for the year ended December 31, 2009 as the customer relationships were purchased in December of that year. Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2010 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
2011	$6,004
2012	5,476
2013	4,576
2014	3,029
2015	3,029
Thereafter	3,608
$25,722

Note 9. Other Assets

Other assets were comprised of the following as of December 31, 2010 and 2009, with amounts in thousands:

	December 31, 2010	December 31, 2009
Prepaid expenses	$5,714	$2,098
Equity method investments	3,632	3,777
Employee advances	2,144	440
Deposits	504	731
Other	375	310
	$12,369	$7,356

As of December 31, 2010 and 2009, the Company had loan advances in connection with an investment in a third party in the amount of $2.7 million and $2.0 million, respectively. This amount was fully provided for, and the loss is included in general and administrative in the consolidated statements of operations and comprehensive income.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2010 and 2009, with amounts in thousands:

	December 31, 2010	December 31, 2009
Operating expenses payable	$14,466	$7,261
Bonus payable	9,187	—
Commissions payable	8,918	6,247
IPO related costs payable	1,556	—
Regulatory fees payable	1,514	—
ODL acquisition cash consideration	1,432	—
Income taxes payable	397	7,051
	$37,470	$20,559

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 11. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings Per Share, to determine the dilutive potential of stock options and Class B common stock that are exchangeable into the Company’s Class A common stock.

In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. The shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Further, EPS for the periods prior to the IPO is not presented since the Company was not a public company and did not have any participating securities.

For 2010, an aggregate of 8,127,890 stock options were granted to certain employees, non-employees and members of the board of directors but were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were antidilutive under the treasury method.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

December 7, 2010 Through December 31, 2010
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$146
Earnings allocated to participating securities	—
Earnings available for common stockholders	$146
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	17,319
Add dilutive effect of the following:
IPO stock options	—
Assumed conversion of Holding Units for Class A common stock	—
Dilutive weighted average shares of Class A common stock	17,319
Basic income per share of Class A common stock	$0.01
Diluted income per share of Class A common stock	$0.01

Note 12. Related Party Transactions

In October 2005, Refco, Inc. and certain of its subsidiaries, including Refco Group (collectively, “Refco”), an equity owner of 35% of Holdings at that time, commenced voluntary bankruptcy proceedings.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 12. Related Party Transactions  – (continued)

The Chapter 11 plan was confirmed by the U.S. Bankruptcy Court in New York on December 15, 2006. As part of the liquidation, Refco’s management contracted to sell its 35% equity interest in Holdings to a group of investors in October 2008. The transaction closed on January 17, 2008.

In March 2007, Holdings entered into a promissory note with one of its members in consideration of $10.7 million. The note originally matured on March 5, 2012, with an interest rate of 10% compounded annually. During 2008, the note was amended with a new maturity date of December 31, 2008, with an interest rate of 15.5% compounded monthly. The note was satisfied in January 2009. During 2008, the interest expense on the promissory note was $1.9 million and is reflected as interest expense in the consolidated statements of operations and comprehensive income.

The Company has advanced funds to several employees. As of December 31, 2010 and 2009, the outstanding balance was $2.1 million and $0.4 million, respectively, and is included in other assets in the consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of December 31, 2010, and 2009, employees account liabilities totaled $3.0 million and $2.7 million, respectively and are included the consolidated statements of financial condition as customer account liabilities. Account liabilities of shareholders with a greater than 5% ownership in the Company, was $10.8 million and nil as of December 31, 2010 and 2009, respectively and are included the consolidated statements of financial condition as customer account liabilities.

Pursuant to an agreement with a former employee the Company incurred compensation expense in connection with the IPO in the amount of $5.7 million. This amount is included in the consolidated statements of operations and comprehensive income as compensation and benefits.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the years ended December 31, 2010, 2009 and 2008, these fees and commissions were approximately $1.8 million, $0.3 million and nil, respectively. The Company expects to enter into a definitive agreement in the near future.

Exchange Agreement

Prior to the completion of the IPO, the LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”), Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Payments under Tax Receivable Agreement

The Corporation has entered into a tax receivable agreement with the other members of Holdings that provides for payments, in the aggregate of $74.2 million, from time to time by the Corporation to such other members of 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement,

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 12. Related Party Transactions  – (continued)

including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation will be computed by comparing the actual income tax liability of the Corporation (calculated with certain assumptions) to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges and certain other assumptions. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

Note 13. Stock-Based Compensation

On December 1, 2010, (“Grant Date”) at the time of the IPO, the Company granted awards of stock options to purchase 8,042,000 and 85,890 shares of Class A common stock to its employees (“Employee Stock Options”) and the independent board of directors (“Independent Directors Options”), respectively, pursuant to its long term incentive plan (the “LTIP”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and four-year graded vesting schedule. The Independent Directors Options also have a seven-year contractual term but cliff-vest on the first anniversary after the grant date. The Stock Options have a strike price of $14.00. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

No shares were forfeited, expired, vested or exercised for the period from Grant Date to December 31, 2010. The number of shares outstanding at December 31, 2010 was 8,127,890. The weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 3.9 years and the unrecognized expense is $37.0 million.

Stock-based compensation before income taxes included in the consolidated statements of operations and comprehensive income in compensation and benefits for the year ended December 31, 2010 was $0.7 million for the Employee Stock Options and immaterial for the Independent Directors Options. The total compensation cost capitalized was not material during the period. The Company did not record compensation expense for the years ended December 31, 2009 and 2008 since the Stock Options were not awarded during those years.

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company’s forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher that the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company’s financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company’s financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the year ended December 31, 2010 nor for the years ended December 31, 2009 and 2008 since it did not have any stock based compensation plans during those years.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 13. Stock-Based Compensation  – (continued)

options, consistent with the provisions of ASC 718. The fair value of the Stock Options grant is estimated on the date of the grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Options granted to the Company’s independent directors are considered options granted to employees under ASC 718 as defined therein.

Assumptions used in the Black Scholes valuation model were as follows:

	Employee Stock Options			Independent Directors Options
	For the Year Ended			For the Year Ended
	2010	2009	2008	2010	2009	2008
Expected term in years	4.75	—	—	4.0	—	—
Risk-free interest rate	1.57%	—	—	1.28%	—	—
Expected volatility	50.00%	—	—	50.00%	—	—
Dividend yield	1.86%	—	—	1.86%	—	—
Estimated fair value at grant date	$5.26	—	—	$4.88	—	—

Expected term of 4.75 and 4.0 years for the Employee Stock Options and the Independent Directors Options, respectively, is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Since the Stock Options were granted at the time of the IPO and there is no previous trading history with respect to the underlying stock, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the Grant Date.

The risk free interest rates of 1.57% and 1.28% for the Employee Stock Options and the Independent Directors Options, respectively, are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Stock Options.

Expected volatility is based on a 50/50 weighing of the historical and implied volatilities for a set of public guideline companies deemed comparable to it. The guideline companies selected operate in a similar industry, pursue similar market opportunities, and are subject to similar risks of the Company. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the Company’s Stock Options, the related stock-based compensation expense and, consequently, its results of operations and comprehensive income.

The dividend yield is determined based on the Company’s expected dividend payouts.

Note 14. Stockholders’ Equity

Refer to the description of the Reorganization and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

The Company’s authorized capital stock will consist of 3,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 300,000,000 shares of preferred stock, par value $.01 per share.

As of December 31, 2010, there are 17,319,000 shares of the Company’s Class A common stock issued and outstanding. As of December 31, 2010, there are 100 shares of Class B common stock issued and held by the members of Holdings.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Stockholders’ Equity  – (continued)

Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Class A Common Stock

Holders of shares of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon dissolution or liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Each holder of the Company’s Class B common stock shall be entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holdings Unit in Holdings held by such holder. The unitholders of Holdings collectively have a number of votes in FXCM Inc. that is equal to the aggregate number of Holdings Units that they hold. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or dissolution of FXCM Inc.

Note 15. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2010, 2009 and 2008.

Note 16. Net Capital Requirements

US is registered as a futures commission merchant and a retail foreign exchange dealer with the Commodity Futures Trading Commission (herein the “CFTC”) and the National Futures Association (herein the “NFA”). US is subject to the National Futures Association’s net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20 million plus 5% of all liabilities owed to customers exceeding $10 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

HK is organized in Hong Kong and is a licensed leveraged foreign exchange trading company with the Securities and Futures Commission (herein the “SFC”). HK is subject to required minimum liquid capital financial requirements.

UK is organized in the United Kingdom and is regulated by the Financial Services Authority (herein the “FSA”). UK is a registered securities and futures firm with the FSA. UK is subject to minimum capital requirements.

Also, in the U.K., ODL and ODL SL are registered with the U.K. FSA as registered broker dealers. ODL JL is registered with the FSA in Japan as a registered broker dealer. As ODL was acquired by the Company during 2010, the Company did not have capital requirements for these entities as of December 31, 2009.

Canada is a Nova Scotia limited liability company that was registered as an exchange contracts dealer with the British Columbia Securities Commission (herein, the “BCSC”). Canada ceased operations in

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 16. Net Capital Requirements  – (continued)

October 2009 and deregistered with the BCSC with the ultimate objective of dissolution. Canada is subject to BCSC minimum financial requirements or “risk adjusted capital.”

Australia is organized in New Zealand and is a registered exchange contract dealer with the Australia Securities & Investments Commission (herein the “ASIC”). Australia is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Canada and Australia, ODL, ODL SL and ODL JL as of December 31, 2010 and 2009, with amounts in millions:

	December 31, 2010
	US	HK	UK	Canada	Australia	ODL	ODL SL	ODL JL
Capital	$89.4	$16.1	$28.4	$1.0	$3.1	$6.1	$15.4	$2.0
Minimum capital requirement	26.5	5.1	8.9	0.1	0.1	5.5	5.5	1.0
Excess capital	$62.9	$11.0	$19.5	$0.9	$3.0	$0.6	$9.9	$1.0

	December 31, 2009
	US	HK	UK	Canada	Australia
Capital	$64.4	$16.9	$29.5	$2.4	$1.2
Minimum capital requirement	25.0	3.3	4.9	0.6	0.1
Excess capital	$39.4	$13.6	$24.6	$1.8	$1.1

Note 17. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows as of December 31, 2010, with amounts in thousands:

Year Ending December 31,	As of December 31, 2010
2011	$5,269
2012	2,953
2013	1,871
2014	1,231
2015	1,158
Thereafter	263
$12,745

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the consolidated statements of operations and comprehensive income, for the years ended December 31, 2010, 2009 and 2008, was $4.6 million, $2.9 million and $2.4 million, respectively. These amounts are net of sublease income of $0.3 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The future minimum lease payments for the year ended

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies  – (continued)

December 31, 2011 of $5.3 million is net of sublease income. Sublease income included in the future minimum lease payments for the year ended December 31, 2011 is not material.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the years ended December 31, 2010, 2009, and 2008, respectively. The capital leases expire in 2013. Future minimum lease payments for capital leases are not material for the years 2011 to 2013.

Litigation

The Corporation and its subsidiaries have been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and feels that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently at various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In June 2010, US was contacted by the NFA requesting information regarding trade execution practices. In November 2010, US was additionally contacted by the CFTC for similar information. Although we have complied, and continue to comply, with the NFA’s requests and are in the process of complying with the CFTC’s requests, we have not been formally notified whether or not the NFA or the CFTC intends to take any action against us with respect to our trade execution practices.

In September 2010, UK became aware of changes in U.S. law that might preclude it from continuing to serve as a counterparty in retail forex transactions with U.S. persons absent registration as a retail foreign exchange dealer, as set forth under Part 5 of the CFTC Regulations, effective as of October 18, 2010, and Section 742 of the Dodd-Frank Act, which becomes effective on July 16, 2011. Since October 2010, UK has been in ongoing discussions with the CFTC regarding its procedure to repatriate all accounts held by U.S. retail customers from UK to US which was ultimately completed on October 29, 2010. Although we continue to be engaged in discussions with the CFTC concerning the resolution of any violation that may have occurred, it is possible that the foregoing may result in our being subject to a fine and other penalties.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C § 1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices.

On March 3, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against FXCM Inc., as well as certain of our officers and directors and three underwriters in our IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleges false or misleading statements in the IPO prospectus regarding the Company’s business model and trading platforms, and seeks an unspecified amount of damages on behalf of persons who purchased our Class A common stock in the IPO.

It is the opinion of management of the Company that the ultimate outcomes of the matters referenced above are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company. The Company’s consolidated financial statements do not include any accrual for litigation contingency, as such amounts cannot be reasonably estimated and are not expected to have a material impact.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies  – (continued)

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of December 31, 2010 and 2009.

Note 18. Income Taxes

Income before income taxes, as shown in the consolidated statements of operations and comprehensive income, includes the following income components, with amounts in thousands:

	Year Ended December 31,
	2010	2009	2008
Domestic	92,724	62,301	116,199
Foreign	11,586	34,712	12,846
	104,310	97,013	129,045

The provision for income taxes consists of the following, with amounts in thousands:

	Year Ended December 31,
	2010	2009	2008
Current
Federal income tax	—	—	—
State and local income tax	588	840	4,865
Foreign income tax	2,585	8,973	3,767
Subtotal	3,173	9,813	8,632
Deferred
Federal income tax	(12)	—	—
State and local income tax	19	240	240
Foreign income tax	969	—	—
Subtotal	976	240	240
Total provision for taxes	4,149	10,053	8,872

Prior to the IPO, the Company’s main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the IPO, a portion of the Company’s income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

The following table reconciles the provision for income taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Income passed through to individual members	(35.0)	(35.0)	(35.0)
State and local income tax (net of federal benefit)	0.6	1.1	4.0
Foreign income tax	3.4	9.3	2.9
Effective tax rate	4.0%	10.4%	6.9%

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Income Taxes  – (continued)

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The changes in the proportion of income derived in the United States, largely not subject to federal, state or local income taxes with the exception of certain unincorporated business taxes, to the U.K. with a 28% statutory rate, result in a decrease in our effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carry amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	Year Ended December 31,
	2010	2009
Deferred tax assets
Equity based compensation	9	—
Deferred revenue	83	480
Goodwill	87,336	—
Fixed asset timing	4,219	—
Tax loss carryforwards	6,030	—
Other	55	—
Gross deferred tax assets	97,732	480
Deferred tax liabilities
Fixed asset timing	26	—
ODL intangible	7,159	—
Software development cost	21	—
Other	408	—
Gross deferred tax liabilities	7,614	—
Net deferred tax asset	90,118	480

The increase in deferred tax assets was primarily due to an increase in the tax basis of certain intangible assets resulting from the Corporation’s investment in Holdings. The Company recorded a deferred tax asset of $87.3 million related to the Tax Receivable Agreement for tax purposes. The deferred tax assets also increased due to the acquisition of ODL in 2010. As of December 31, 2010, the Company had deferred tax assets related to ODL fixed assets in the amount of $4.2 million and tax loss carryforwards in the amount $6.0 million as a result of the Acquisition. Additionally, a deferred tax liability of $7.2 million related to ODL intangibles acquired existed as of the end of 2010.

The Company’s federal and state net operating loss carryforwards are not material as of December 31, 2010. The Company’s foreign net operating loss carryforward is $6.0 million as of December 31, 2010. The federal and state net operating loss carryforwards expire in 2030, while the foreign net operating loss has an indefinite life.

Taxes payable as of December 31, 2010 and 2009 were $0.4 million and $7.1 million, respectively and are included in accounts payable and accrued expenses in the consolidated statements of financial condition (see Note 10).

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting and disclosure for uncertainty in tax positions. The Company analyzed its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Income Taxes  – (continued)

these jurisdictions. Based on this review, no reserves for uncertain income tax positions were required to have been recorded pursuant to ASC 740-10.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. No valuation allowance has been recorded as of December 31, 2010 and 2009 as management has concluded it is more likely than not that all deferred tax assets will be realized.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2007 and presently has no open examinations for tax years before 2010.

As of December 31, 2010 and 2009, no federal or state income taxes have been provided on approximately $3.0 million and nil, respectively, of foreign earnings considered to be permanently reinvested in foreign countries.

Note 19. Foreign Currencies and Concentrations of Credit Risk

As a riskless principal under the agency model, the Company accepts and clears foreign exchange spot contracts for the accounts of its customers (see Note 2). These activities may expose the Company to off- balance-sheet risk in the event that the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

In connection with these activities, the Company executes and clears customers’ transactions involving the sale of foreign currency not yet purchased, substantially all of which are transacted on a margin basis subject to internal policies. Such transactions may expose the Company to off-balance-sheet risk in the event margin deposits are not sufficient to fully cover losses that customers may incur. In the event that a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligation.

The Company controls such risks associated with its customer activities by requiring customers to maintain margin collateral, in the form of cash, in compliance with various internal guidelines. The Company’s trading software technology monitors margin levels on a real time basis and, pursuant to such guidelines, requires customers to deposit additional cash collateral, or to reduce positions, if necessary. The system is designed to ensure that any breach in a customer’s margin requirement as a result of losses on the trading account will automatically trigger a final liquidation, which will execute the closing of all positions. Exposure to credit risk is therefore minimal. Institutional customers are permitted credit pursuant to limits set by the Company’s prime brokers. The prime brokers incur the credit risk relating to the trading activities of these customers in accordance with the respective agreements between such brokers and the Company.

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the consolidated statements of financial condition was not material as of December 31, 2010. As of December 31, 2009, 74% of the Company’s due from brokers balance, included in the consolidated statements of financial condition, was from one large, global financial institution. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2010. Two banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2009.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 20. Segments

ASC 280 Segments Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets and are covered by a separate sales force, customer support and trading platforms. The Company’s segments are organized around three geographic areas. These geographic areas are the United States, Asia and Europe and are based on the location of its customers’ accounts.

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. In addition, the Retail Trading business segment includes the Company’s white label relationships CFDs, payments for order flow and rollovers.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers through the services provided by the FXCM Pro Division of US. This service allows customers to obtain the best execution price from external banks and financial institutions.

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Year Ended December 31, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$332,444	$27,833	$—	$360,277
Operating expenses	167,723	18,931	69,313	255,967
Income (loss) before income taxes	$164,721	$8,902	$(69,313)	$104,310
Assets	$1,018,344	18,192	11,256	$1,047,793

	As of and For the Year Ended December 31, 2009
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$301,623	$21,107	$—	$322,730
Operating expenses	151,853	13,092	60,772	225,717
Income (loss) before income taxes	$149,770	$8,015	$(60,772)	$97,013
Assets	$499,296	2,827	15,813	$517,936

	As of and For the Year Ended December 31, 2008
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$304,201	$18,439	$—	$322,640
Operating expenses	126,409	11,588	55,598	193,595
Income (loss) before income taxes	$177,792	$6,851	$(55,598)	$129,045
Assets	$430,854	8,109	12,081	$451,044

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 20. Segments  – (continued)

	Years Ended December 31,
	2010	2009	2008
Total Revenues
United States	$334,268	$322,848	$310,399
Asia	10,043	13,196	15,458
Europe, Middle East and North Africa	105,835	38,118	10,478
Other	4,388	3,526	1,242
Eliminations	(94,257)	(54,958)	(14,937)
Total	$360,277	$322,730	$322,640

	Years Ended December 31,
	2010	2009	2008
Operating Expenses
United States	$241,396	$258,466	$198,090
Asia	8,752	7,626	6,738
Europe, Middle East and North Africa	97,175	11,779	3,425
Other	2,901	947	279
Eliminations	(94,257)	(53,101)	(14,937)
Total	$255,967	$225,717	$193,595

	Years Ended December 31,
	2010	2009	2008
Income (Loss) Before Income Taxes
United States	$92,872	$64,380	$112,309
Asia	1,291	5,570	8,720
Europe, Middle East and North Africa	8,660	26,339	7,053
Other	1,487	2,580	963
Eliminations	—	(1,856)	—
Total	$104,310	$97,013	$129,045

Note 21. Subsequent Events

The Company has evaluated subsequent events after the date of the financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the financial statements. Such evaluation was performed through the report date of the financial statements.

On March 31, 2011, the Company acquired the retail foreign exchange business of GCI a Japan-based foreign exchange provider for $5 million net of cash received, subject to certain adjustments.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on April 8, 2011 to Class A stockholders of record at the close of business on March 25, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2011, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the system and process documentation, and evaluation and testing required for management to make this assessment and for the Company’s independent registered public accounting firm to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers set forth under the captions “Proposal No. 1 — Election of Directors” and “The Board of Directors and Certain Governance Matters — Executive Officers of the Company” in the Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Ethics, our audit committee and our audit committee financial expert under the captions “The Board of Directors and Certain Governance Matters — Code of Ethics for Financial Professionals,” “The Board of Directors and Certain Governance Matters — Board Committees and Meetings” and “The Board of Directors and Certain Governance Matters — Committee Membership — Audit Committee” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for Financial Professionals, which is applicable to our Chief Executive Officer, Chief Financial Officer, our principal accounting officer or controller and to other professionals of the Company serving in a finance, accounting, corporate treasury or tax role. The Code of Ethics for Financial Professionals may be found on our website at www.fxcm.com under Company Profile: Investor Relations: Corporate Governance: Code of Ethics for Financial Professionals. If the Company ever were to amend or waive any provision of its Code of Ethics for Financial Professionals, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Form 8-K.

Item 11. Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Ownership of Securities” of the Proxy Statement is incorporated herein by reference.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities — Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “The Board of Directors and Certain Governance Matters — Director Independence and Independence Determinations” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of FXCM Inc. are set forth immediately following the signature page of this report.

Schedule I — Condensed Financial Information of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York.

FXCM INC.
By: /s/ Dror (Drew) Niv Name: Dror (Drew) Niv Title: Chief Executive Officer
Date: March 31, 2011

POWER OF ATTORNEY

Each of the officers and directors of FXCM Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Dror (Drew) Niv, Robert Lande, and David S. Sassoon, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dror (Drew) Niv Dror (Drew) Niv	Director and Chief Executive Officer (principal executive officer)	March 31, 2011
/s/ David Sakhai David Sakhai	Director and Chief Operating Officer	March 31, 2011
/s/ William Adhout William Ahdout	Director	March 31, 2011
/s/ Kenneth Grossman Kenneth Grossman	Director	March 31, 2011
/s/ Eduard Yusupov Eduard Yusupov	Director	March 31, 2011
/s/ Robert Lande Robert Lande	Chief Financial Officer (principal financial and accounting officer)	March 31, 2011
/s/ James Brown James Brown	Director	March 31, 2011
/s/ Ryan Silverman Ryan Silverman	Director	March 31, 2011
/s/ Arthur Gruen Arthur Gruen	Director	March 31, 2011

Signature	Title	Date
/s/ Robin E. Davis Robin E. Davis	Director	March 31, 2011
/s/ Perry G. Fish Perry G. Fish	Director	March 31, 2011
/s/ Eric LeGoff Eric LeGoff	Director	March 31, 2011

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

3.1	Amended and Restated Certificate of Incorporation of FXCM Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
3.2	Amended and Restated Bylaws of FXCM Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.1	Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.2	Exchange Agreement, dated as of December 1, 2010, among FXCM Inc., FXCM Holdings, LLC and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.3	Tax Receivable Agreement, dated as of December 1, 2010, by and among FXCM Inc., FXCM Holdings, LLC and the TRA Parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.4	Registration Rights Agreement, dated as of December 1, 2010, by and among FXCM Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.5	FXCM Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.6	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.7	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Share Purchase Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).
10.8.1	Closing Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.8.2	Post Closing Agreement No. 1 among the sellers of ODL Group Limited, Blue FX Holdings Corporation, Cowley Corporation, FXCM Holdings, LLC and FXCM Inc. (incorporated by reference to Exhibit 10.8.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.9	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†

10.10	Severance Protection Agreement between Dror (Drew) Niv and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.11	Severance Protection Agreement between David Sakhai and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.12	2010 White Label Agreement by and between Forex Capital Markets Limited, Global Finance Company and Master Capital Group (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.13	Form of Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).†
16.1	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).
23.1	Consent of Ernst & Young LLP as to FXCM Inc.*
23.2	Consent of McGladrey & Pullen, LLP as to FXCM Holdings, LLC*
24.1	Power of Attorney (included on signature page to this Report on Form 10-K)*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** (1)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** (1)

*	Filed herewith
**	Furnished herewith
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
†	Indicates a management contract or compensating plan or arrangement in which directors or executive officers are eligible to participate.