Form 10-Q
period 2011-03-31
FXCM Inc.
filed 2011-05-16
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Old Slip
New York, NY 10005

(Address of principal executive offices) (Zip Code)

Telephone: (646) 432-2986

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 17,319,000 as of May 12, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 12, 2011 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2011

i

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

ii

PART I

Item 1 — Financial Statements (unaudited)

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Financial Condition (Unaudited)
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$203,400	$193,330
Cash and cash equivalents, held for customers	775,091	641,152
Due from brokers	91	125
Accounts receivable, net	12,155	18,324
Deferred tax asset	7,618	7,625
Tax receivable	2,821	1,643
Total current assets	1,001,176	862,199
Deferred tax asset	87,698	90,107
Office, communication and computer equipment, net	23,143	18,709
Goodwill	39,538	37,937
Other intangible assets, net	26,606	26,472
Other assets	12,647	12,369
Total assets	$1,190,808	$1,047,793
Liabilities and Equity
Current liabilities
Customer account liabilities	$775,091	$641,152
Accounts payable and accrued expenses	40,468	37,470
Due to brokers	5,098	13,314
Deferred tax liability	311	1,844
Due to related parties pursuant to tax receivable agreement	3,817	3,817
Deferred revenue	—	6,000
Total current liabilities	824,785	703,597
Deferred tax liability	6,658	5,770
Due to related parties pursuant to tax receivable agreement	69,489	70,419
Deferred revenue	—	—
Total liabilities	900,932	779,786
Commitments and Contingencies
Stockholders’/Members’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 17,319,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	173	173
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2011 and December 31, 2010	1	1
Additional paid-in-capital	104,281	101,848
Retained earnings	1,903	146
Accumulated other comprehensive income	523	52
Total stockholders’ equity	106,881	102,220
Non-controlling interest	182,995	165,787
Total stockholders’ equity	289,876	268,007
Total liabilities and stockholders’ equity	$1,190,808	$1,047,793

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$77,735	$67,748
Institutional trading revenue	7,379	6,187
Interest income	941	516
Other income	8,597	2,509
Total revenues	94,652	76,960
Expenses
Referring broker fees	21,601	15,655
Compensation and benefits	22,586	16,891
Advertising and marketing	7,018	5,336
Communication and technology	7,359	5,538
General and administrative	12,915	8,433
Depreciation and amortization	4,094	1,743
Interest expense	73	26
Total expenses	75,646	53,622
Income before income taxes	19,006	23,338
Income tax provision	549	2,608
Net income	18,457	20,730
Net income attributable to members of FXCM Holdings, LLC	15,661	20,730
Net income attributable to FXCM Inc. for the three months ended March 31, 2011	2,796	—
Other comprehensive income, net of tax
Foreign currency translation gain	2,048	42
Comprehensive income	20,505	20,772
Comprehensive income attributable to members of FXCM Holdings, LLC	17,238	20,772
Comprehensive income attributable to FXCM Inc. for the three months ended March 31, 2011	$3,267	$—

	Three Months Ended
	March 31, 2011	March 31, 2010
Weighted average shares of Class A common stock outstanding:
Basic	17,319	—
Diluted	17,319	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.16	$—
Diluted	$0.16	$—
Dividends declared per common share	$0.06	$—

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$18,457	$20,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,095	1,744
Stock-based compensation	2,433	—
Deferred tax expense	1,618	60
Deferred revenue	(6,000)	(1,500)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(19,035)	(33,843)
Due from brokers	34	293
Accounts receivable	6,311	329
Tax receivable	(700)	—
Other assets	911	355
Customer account liabilities	19,915	34,254
Accounts payable and accrued expenses	(821)	1,529
Due to brokers	(8,216)	1,554
Net cash provided by operating activities	19,002	25,505
Cash Flows From Investing Activities
FXCMJ acquisition, net of cash received	(3,868)	—
Purchases of office, communication and computer equipment	(4,580)	(1,623)
Net cash used in investing activities	(8,448)	(1,623)
Cash Flows From Financing Activities
Payments for IPO costs	(30)	—
Members’ distributions	—	(6,777)
Net cash used in financing activities	(30)	(6,777)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(454)	(368)
Net increase in cash and cash equivalents	10,070	16,737
Cash and Cash Equivalents
Beginning of Year	193,330	139,858
End of Year	$203,400	$156,595
Supplemental disclosure of non-cash activities
Cash dividends payable	$1,039	$—

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, LLC (herein “US”), FXCM Canada, Ltd. (herein, “Canada”), Forex Trading, LLC (herein “FXT”) and ODL Group Limited (herein “ODL”). FXT’s wholly owned subsidiaries include FXCM Asia Limited (herein “HK”), Forex Capital Markets Limited (herein “UK”), and FXCM Australia, Ltd. (herein “Australia). On October 1, 2010, the Company acquired ODL, a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the “U.K.”). Holdings is the parent company of ODL. ODL’s wholly owned subsidiaries include ODL Securities Limited (“ODL SL”) and ODL Japan Co. Limited (“ODL JL”). On March 31, 2011, the Company acquired FXCM Japan, Inc., (“FXCMJ”) a Japan-based foreign exchange provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ is a wholly owned subsidiary of ODL JL. FXCMJ’s wholly owned subsidiary is GCI Technology USA, Inc.

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring credit or market risk. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a broker of CFD’s spread betting, equities and equity options.

Certain agreements and transactions associated with the IPO are set forth below.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates

A summary of the Company’s significant accounting policies and estimates is as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by ASC 810, Consolidations, or entities where it has a controlling financial interest.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders economic interest in Holdings was 23% and 77%, respectively, as of March 31, 2011 and December 31, 2010. Net income attributable to the non-controlling interest on the statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit-holders based on total units of Holdings owned by such unit holder.

As permitted under Rule 10-01 of SEC Regulation S-X, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in FXCM’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions. The balance arises primarily from cash deposited by customers, customer margin balances, and cash held by FX market makers related to hedging activities. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

in the consolidated statements of fnancial condition (see Note 4). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $645.8 million and $502.9 million as of the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

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

As of March 31, 2011 and December 31, 2010, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including, due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of March 31, 2011 and December 31, 2010. The Company did not have any transfers in or out of Level I and II during the three months ended March 31, 2011, and the year ended December 31, 2010. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Due from/to Brokers

Due from/to Brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. The Company has master netting agreements with its respective counterparties under which its’ due to/from brokers are presented on a net-by-counterparty basis in accordance with U.S. GAAP.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

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

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the three months and year ended March 31, 2011 and December 31, 2010.

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

Goodwill

The Company recorded goodwill from the acquisition of ODL, a leading broker of FX, CFDs, spread betting equities and equity options headquartered in the United Kingdom and FXCM Japan, Inc. The Company acquired FXCM Japan, Inc. (the “Acquisition”) on March 31, 2011 (the “Acquisition Date”). Refer to Note 3 for further details. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

factors. There was no impairment of goodwill for the three months ended March 31, 2011 and year ended December 31, 2010. Although there is no impairment as of March 31, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 7 below, for further discussion.

Other Intangible Assets, net

Intangible assets, net, primarily include customer relationships, non-compete agreements and trade name acquired from ODL and FXCM Japan, Inc. in the acquisitions described below (see Note 3).

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 6 to 9 years, 2 to 3 years and 1 year, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the three months ended March 31, 2011 and year ended December 31, 2010.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the three months ended March 31, 2011 and year ended December 31, 2010.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the consolidated statements of operations and comprehensive income. The carrying amount of equity method investments was $3.6 million as of March 31, 2011 and December 31, 2010 and is reflected in other assets in the consolidated statements of financial condition.

Accounts Receivable, net

As of March 31, 2011 and December 31, 2010, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of March 31, 2011 and December 31, 2010. The reserve amount netted against

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

receivables in the consolidated statement of financial condition was not material at March 31, 2011. There was no reserve netted against receivables in the consolidated statements of financial condition as of December 31, 2010.

Other Assets

Other assets include prepaid expenses, equity method investments, employee advances, and deposits for rent security (see Note 9).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, bonus payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, IPO related costs payable, regulatory fees payable, payables for a portion of the cash consideration relating to the business acquisitions (see Note 3), and taxes payable (see Note 10).

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the statements of operations and comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company recorded a loss of $0.7 million for the three months ended March 31, 2011 and a gain of $0.8 million for the three months ended March 31, 2010.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

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

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd (“GCI”). As consideration for the services, the Company received an upfront non refundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the three months ended March 31, 2011 and 2010. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ (refer to Note 3) the upfront fee was deferred and being recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the consolidated statements of operations and comprehensive income.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Compensation and Benefits

Compensation and benefits expense represents employee and member salaries, benefit expense and stock based compensation expense. Such amounts have been included in compensation and benefits in the consolidated statements of operations and comprehensive income.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ( “ASC 718”). The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in compensation and benefits in the consolidated statements of operations and comprehensive income. See Note 13 for further discussion.

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

Income Taxes

Income Taxes —  Prior to the initial public offering (“IPO”) in December 2010, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

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

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by the Company.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition

On the Acquisition Date, the Company acquired a 100% interest in FXCMJ, a Japan-based foreign exchange provider that had previously contracted to use the FXCM Japan trademark. The Acquisition was designed to increase the Company’s profile in the Japanese market and accelerate its growth in Asia, utilizing FXCMJ’s relationships and sales force. The Company’s purchase price was $15.9 million provided in cash. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The $15.9 million purchase price was allocated to FXCMJ assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $0.6 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading segments based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining FXCMJ’s foreign exchange with the Company’s foreign exchange trading expertise, the economies of scale expected from combining the operations of the two companies and the retail relationships brought by the FXCMJ’s management. No goodwill is expected to be deductible for federal income tax purposes.

FXCM Japan Inc. Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,870
Net assets acquired	$14,250
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships(1)	1,055
Fair value of net assets acquired		15,305
Goodwill resulting from the FXCMJ acquisition		$565

(1)	Consists of retail customers. The amortization life is six years.

The amounts included in the FXCM Japan Inc. Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Acquisition-related Costs

For the three months ended March 31, 2011, acquisition-related transaction costs for the Acquisition were not material and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of FXCMJ net assets recognized as of the Acquisition Date, with amounts in thousands:

As of March 31, 2011
Assets
Cash and cash equivalents	$9,827
Cash and cash equivalents, held for customers	114,024
Accounts receivable, net	143
Office, communication and computer equipment, net	2,279
Intangible assets	1,064
Other assets	5,892
Total assets	$133,229
Liabilities
Customer account liabilities	$114,023
Accounts payable and accrued expenses	3,901
Total liabilities	117,924
Fair value of net assets acquired	$15,305

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. The reserve that was netted against receivables as of the Acquisition Date was not material. For further information, see Note 2.

Contingencies

The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. It is the opinion of management of the Company that the ultimate outcomes of these matters are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company. The Company’s consolidated financial statements do not include any accrual for litigation contingency; as such, amounts cannot be reasonably estimated and are not expected to have a material impact.

Condensed Combined Financial Information

Since the Acquisition date is the same as the reporting date of March 31, 2011, there is no condensed financial related information as of this date.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the Acquisition and ODL had been completed on January 1, 2011 and 2010, with amounts in thousands:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Total revenues	$92,576	$96,790
Net Income	$12,976	$17,100

These pro forma results for the three months ended March 31, 2011 and 2010 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with FXCMJ prior to the Acquisition.

Note 4. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions, including unrealized gains and losses on open foreign exchange commitments. Customer account liabilities were $775.1 million and $641.2 million as of March 31, 2011 and December 31, 2010, respectively.

Note 5. Equity Method Investment

As of March 31, 2011 and December 31, 2010, the Company had $3.6 million of equity interest in equity method investments, which consisted primarily of a 26% equity interest in a developer of FX trading software. Equity method investments are included in other assets in the consolidated statements of financial condition as of March 31, 2011 and December 31, 2010. Equity method investments are included in corporate for purposes of segment reporting (see Note 20).

Income recognized from equity method investments was not material for the three months ended March 31, 2011 and 2010 and is included in other income in the condensed consolidated statements of operations and comprehensive income.

There were no dividend distributions received from the FX trading software developer during the three months ended March 31, 2011 and 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Office, Communication and Computer Equipment

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of March 31, 2011 and December 31, 2010, with amounts in thousands:

	March 31, 2011	December 31, 2010
Computer equipment	$22,416	$20,412
Software	8,453	5,435
Leasehold improvements	4,622	4,419
Furniture and fixtures and other equipment	2,057	1,722
Licenses	9,355	8,083
Communication equipment	955	926
	47,858	40,997
Less: Accumulated depreciation	(24,715)	(22,288)
Office, communication and computer equipment, net	$23,143	$18,709

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense was $2.4 million and $1.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The Company did not dispose of any assets during the three months ended March 31, 2011.

Note 7. Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2011, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2010	$27,105	$10,832	$37,937
Goodwill acquired	565	—	565
Foreign currency translation adjustment	740	296	1,036
Balance at March 31, 2011	$28,410	$11,128	$39,538

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of March 31, 2011 and December 31, 2010, with amounts in thousands:

	March 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$22,602		$(3,356)	$19,246	$21,547	$(2,443)	$19,104
Non-compete agreements	7,214		(1,313)	5,901	7,214	(644)	6,570
Trade name	337		(168)	169	330	(83)	247
Foreign currency translation adjustment	539		—	539	(199)	—	(199)
Total finite-lived intangible assets	$30,692		$(4,837)	$25,855	$28,892	$(3,170)	$25,722
Indefinite-lived intangible assets
License	601		—	601	600	—	600
Exchange membership seat	150		—	150	150	—	150
Total indefinite-lived intangible assets	$751	$		$751	$750	$—	$750

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 6 to 9 years, 2 to 3 years and 1 year, respectively, and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense was $1.7 million and $0.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of March 31, 2011 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2011	$4,614
2012	5,761
2013	4,844
2014	3,266
2015	3,265
Thereafter	4,105
$25,855

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Assets

Other assets were comprised of the following as of March 31, 2011 and December 31, 2010, with amounts in thousands:

	March 31, 2011	December 31, 2010
Prepaid expenses	$5,322	$5,714
Equity method investments	3,553	3,632
Employee advances	2,103	2,144
Deposits	1,666	504
Other	3	375
	$12,647	$12,369

As of March 31, 2011 and December 31, 2010, the Company had loan advances in connection with an investment in a third party in the amount of $2.7 million. This amount was fully provided for, and the loss is included in general and administrative in the consolidated statements of operations and comprehensive income.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of March 31, 2011 and December 31, 2010, with amounts in thousands:

	March 31, 2011	December 31, 2010
Operating expenses payable	$15,317	$14,863
Compensation payable	12,195	9,187
Commissions payable	9,350	8,918
IPO related costs payable	5	1,556
Regulatory fees payable	—	1,514
Business acquisition cash consideration	3,606	1,432
	$40,468	$37,470

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

The Company did not grant stock options during the three months ended March 31, 2011. In 2010, an aggregate of 8,127,890 stock options were granted to certain employees, non-employees and members of the board of directors but were not included in the computation of earnings per common share because they were anti-dilutive under the treasury method.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings per Share  – (continued)

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were anti-dilutive under the treasury method.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended March 31
	2011	2010
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$2,796	$—
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$2,796	$—
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	17,319	—
Add dilutive effect of the following:	—	—
IPO stock options	—	—
Assumed conversion of Holding Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	17,319	—
Basic income per share of Class A common stock	$0.16	$—
Diluted income per share of Class A common stock	$0.16	$—

Note 12. Related Party Transactions

The Company has advanced funds to several employees. As of March 31, 2011 and December 31, 2010, the outstanding balance was $2.1 million and $0.6 are included in other assets in the consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of March 31, 2011 and December 31, 2010, employees account liabilities totaled $0.3 million and $3.0 million, respectively and are included the consolidated statements of financial condition as customer account liabilities. Account liabilities of shareholders with a greater than 5% ownership in the Company was $7.9 million and $10.8 as of March 31, 2011 and December 31, 2010, respectively and are included in the consolidated statements of financial condition as customer account liabilities.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three months ended March 31,

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions  – (continued)

2011 and 2010, these fees and commissions were approximately $1.0 million and $0.3 million, respectively. The Company expects to enter into a definitive agreement in the near future.

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

Payments under Tax Receivable Agreement

The Corporation has entered into a tax receivable agreement with the other members of Holdings that provides for payments, in the aggregate of $73.3 million as of March 31, 2011 and $74.2 million as of December 31, 2010, from time to time by the Corporation to such other members of 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation will be computed by comparing the actual income tax liability of the Corporation (calculated with certain assumptions) to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges and certain other assumptions. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

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

During the three months ended March 31, 2011, 10,000 shares were forfeited and none were granted for the period. No shares were expired, vested or exercised for the period. The number of shares outstanding at March 31, 2011 was 8,117,890. The weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 3.6 years and the unrecognized expense is $34.6 million.

Stock-based compensation before income taxes included in the condensed consolidated statements of operations and comprehensive income in compensation and benefits for the three months ended March 31, 2011 was $2.3 million for the Employee Stock Options and immaterial for the Independent Directors Options. The Company did not record compensation expense for the three months ended March 31, 2010, since the

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Stock-Based Compensation  – (continued)

Stock Options were not awarded during the period. The total compensation cost capitalized was not material during the three months ended March 31, 2011.

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company’s forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company’s financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company’s financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three months ended March 31, 2011.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock options.

Note 14. Stockholders’ Equity

Refer to the description of the Reorganization and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

The Company’s authorized capital stock consists of 3,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 300,000,000 shares of preferred stock, par value $.01 per share.

As of March 31, 2011, there were no changes to the capital structure of Class A common stock issued and outstanding and Class B common stock issued and held from December 31, 2010. Therefore, there are 17,319,000 shares of the Company’s Class A common stock issued and outstanding. Further, as of March 31, 2011, there are 100 shares of Class B common stock issued and held by the members of Holdings.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stockholders’ Equity  – (continued)

Class B Common Stock

Each holder of the Company’s Class B common stock shall be entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holdings Unit in Holdings held by such holder. The unit holders of Holdings collectively have a number of votes in FXCM Inc. that is equal to the aggregate number of Holdings Units that they hold. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or dissolution of FXCM Inc.

Note 15. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three months ended March 31, 2011 and March 31, 2010.

Note 16. Net Capital Requirements

US is registered as a futures commission merchant and a retail foreign exchange dealer with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). US is subject to the National Futures Association’s net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20 million plus 5% of all liabilities owed to customers exceeding $10 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

HK is organized in Hong Kong and is a licensed leveraged foreign exchange trading company with the Securities and Futures Commission (“SFC”). HK is subject to required minimum liquid capital financial requirements.

UK is organized in the United Kingdom and is regulated by the Financial Services Authority (“FSA”). UK is a registered securities and futures firm with the FSA. UK is subject to minimum capital requirements.

Also, in the U.K., ODL and ODL SL are registered with the U.K. FSA as registered broker dealers. ODL JL is registered with the FSA in Japan as a registered broker dealer. As ODL was acquired by the Company during 2010, the Company did not have capital requirements for these entities prior to the acquisition.

FXCMJ, a Japan-based foreign exchange provider, was acquired on March 31, 2011, the Company is regulated by the Financial Services Agency in Japan. The Company is required to maintain capital ratios of net assets divided by a combination of market, counter party and operational risk factors.

Canada is a Nova Scotia limited liability company that was registered as an exchange contracts dealer with the British Columbia Securities Commission (“BCSC”). Canada ceased operations in October 2009 and deregistered with the BCSC with the ultimate objective of dissolution. Canada was subject to BCSC minimum financial requirements or “risk adjusted capital” as of December 31, 2010. Canada received final deregistration approval in January 2011 and therefore did not have net capital requirements as of March 31, 2011.

Australia is organized in New Zealand and is a registered exchange contract dealer with the Australia Securities & Investments Commission (“ASIC”). Australia is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Net Capital Requirements  – (continued)

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK Canada, Australia, ODL, ODL SL, ODL JL and FXCMJ as of March 31, 2011 and December 31, 2010, with amounts in millions:

	March 31, 2011
	US	HK	UK	Australia	ODL	ODL SL	ODL JL	FXCMJ
Capital	$80.9	$16.1	$25.2	$3.6	$24.1	$23.6	$1.8	$11.3
Minimum capital requirement	26.3	5.9	11.7	0.2	5.8	5.8	0.9	4.7
Excess capital	$54.6	$10.2	$13.5	$3.4	$18.3	$17.8	$0.9	$6.6

	December 31, 2010
	US	HK	UK	Canada	Australia	ODL	ODL SL	ODL JL
Capital	$89.4	$16.1	$28.4	$1.0	$3.1	$6.1	$15.4	$2.0
Minimum capital requirement	26.5	5.1	8.9	0.1	0.1	5.5	5.5	1.0
Excess capital	$62.9	$11.0	$19.5	$0.9	$3.0	$0.6	$9.9	$1.0

Note 17. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of March 31, 2011, with amounts in thousands:

Year Ending December 31,	As of March 31, 2011
Remainder of 2011	$4,800
2012	4,076
2013	2,592
2014	1,549
2015	1,434
Thereafter	362
$14,813

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the consolidated statements of operations and comprehensive income, for the three months ended March 31, 2011 and March 31, 2010, was $1.7 million and $1.0 million, respectively. These amounts are net of sublease income that was not material for both periods. The future minimum lease payments for the remainder of 2011 of $4.8 million is net of sublease income. Sublease income included in the future minimum lease payments for the year ended remainder of December 31, 2011 is not material.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the periods ended March 31, 2011 and December 31, 2010, respectively. The capital leases expire in 2013. Future minimum lease payments for capital leases are not material for the years 2011 to 2013.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Commitments and Contingencies  – (continued)

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

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by us during April 2011 and a decision is pending.

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

It is the opinion of management of the Company that the ultimate outcomes of the matters referenced above are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company. The Company’s condensed consolidated financial statements do not include any accrual for litigation contingency, as such amounts cannot be reasonably estimated and are not expected to have a material impact.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of March 31, 2011 and December 31, 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Income Taxes

FXCM’s effective rate was 2.89% and 11.17% for the three months ended March 31, 2011 and 2010, respectively. FXCM’s income tax provision was $0.5 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

During the three months ended March 31, 2011, there were no material changes to the uncertain tax positions. The Company believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. The Company’s tax rate may fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2007 and, presently, has no open examinations for tax years before 2010.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the consolidated statements of financial condition was not material as of March 31, 2011 and December 31, 2010. Four banks held more than 10% each of the Company’s total cash and cash equivalents and cash and

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Foreign Currencies and Concentrations of Credit Risk  – (continued)

cash equivalents, held for customers as of March 31, 2011. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2010.

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Three Months Ended March 31, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$87,273	$7,379	$—	$94,652
Operating expenses	49,942	4,766	20,938	75,646
Income (loss) before income taxes	$37,331	$2,613	$(20,938)	$19,006

	As of and For the Three Months Ended March 31, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$70,773	$6,187	$—	76,960
Operating expenses	34,465	3,403	15,754	53,622
Income (loss) before income taxes	$36,308	$2,784	$(15,754)	$23,338

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21 – Subsequent Events

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on June 24, 2011 to Class A stockholders of record at the close of business on June 10, 2011.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of results of Financial Condition and Results of Operations contained therein.” The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

OVERVIEW

Business

We are an online provider of foreign exchange, trading and related services to approximately 139,900 active retail and institutional customers globally. We offer our customers access to over-the-counter, FX markets through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from up to 25 global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. January and February 2011 were periods of primarily low volatility in foreign currencies. However, March was a period of relatively high volatility as a result of global political unrest and the earthquake in Japan and we experienced increased trading activity. Elevated volatility in the foreign currency markets has continued in April 2011 with heightened concerns about the fiscal position of some of the Euro zone countries. It is difficult to predict volatility in the FX market.

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

Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority in the United Kingdom,

or FSA, the Securities and Futures Commission in Hong Kong, or SFC, the Australian Securities and Investment Commission in Australia, or ASIC and the Kanto Local Finance Bureau in Japan, or KLFB, among others. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations.

Notwithstanding the foregoing, we accept and seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

We evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels (firms that offer our trading services to their clients under their own brand name in exchange for a revenue sharing arrangement with us) operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations, we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions. At any given time, the manner in which we conduct business in any one of these jurisdiction may be changed or in a state of transition. At present, we are in the process of changing how we transact with clients residing in Canada, Japan and Singapore.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 8% and 4% of our retail trading revenues for the three months ended March 31, 2011 and 2010, respectively, were derived from such additional retail revenues earned.

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

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. We also earn commission revenue from equity and related brokerage activities.

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

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisition of ODL as described in our Annual Report.

Income Taxes — Prior to the initial public offering in December 2010, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, FXCM Holdings, LLC and certain of its subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, FXCM Inc. is subject to U.S. corporate federal, state and local income taxes that are reflected in our consolidated financial statements.

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling equity interest in FXCM Holdings, LLC. As the sole managing member of FXCM Holdings, LLC, FXCM Inc. operates and controls all of the business and affairs of FXCM Holdings, LLC and, through FXCM Holdings, LLC and its subsidiaries, conduct our business. Refer to the financial results of FXCM Holdings, LLC and its subsidiaries, and the ownership interest of the other members of FXCM Holdings, LLC is reflected as a non-controlling interest in the consolidated financial statements of FXCM Inc.

Segment Information

The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FXCM’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 20 to our consolidated financial statements.

RESULTS OF OPERATIONS

Acquisition of FXCM Japan Inc.

On March 31, 2011, we acquired a 100% interest in FXCM Japan Inc. (“FXCMJ”), a Japan-based foreign exchange provider, (the “Acquisition”). The Acquisition was designed to increase our profile in the Japanese market and accelerate our growth in continental Asia, utilizing FXCMJ’s relationships and sales force. As consideration, we provided $15.9 million in cash. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.

The Acquisition resulted in an increase in goodwill and intangible assets in our condensed statement of financial condition. Intangible assets acquired includes retail customer relationships. The Acquisition will result in an increase in amortization of intangible assets in our statement of operations and comprehensive income as this intangible asset is amortized over its estimated useful life.

The following table sets forth FXCM’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	(In thousands)
Revenues
Retail trading revenue	$77,735	$67,748
Institutional trading revenue	7,379	6,187
Interest income	941	516
Other income	8,597	2,509
Total revenues	$94,652	$76,960
Expenses
Referring broker fees	21,601	15,655
Compensation and benefits	22,586	16,891
Advertising and marketing	7,018	5,336
Communications and technology	7,359	5,538
General and administrative	12,915	8,433
Depreciation and amortization	4,094	1,743
Interest expense	73	26
Total expenses	75,646	53,622
Income before income taxes	19,006	23,338
Income tax provision	549	2,608
Net income	18,457	20,730
Other comprehensive income:
Foreign currency translation gain/(loss)	2,048	42
Total comprehensive income	$20,505	$20,772

Highlights

•	The period ended March 31, 2011 experienced strong growth in customer balances with a 100% increase in customer equity to $775.1 million and a 15% increase in active accounts to 139,900.
•	Total revenues increased 23% to $94.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was due primarily to increases in retail and other revenues and the inclusion of $3.7 million retail trading revenue from ODC as a result of the acquisition. Retail trading revenue increased 15% due primarily to retail trading volumes increasing by 11% in the first quarter 2011 versus first quarter 2010 and markup increasing 3% to $95 per million traded. Other income increased by 243% to $8.6 million due primarily to the recognition of

$4.5 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ as well as the inclusion of $2.1 million in revenues from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.
•	Net income decreased 11% to $18.5 million for the period ended March 31, 2011 compared to the three months ended March 31, 2010 as a lower effective tax rate was offset by higher expenses, including higher amortization of intangibles of ODL, acquired in October 2010.
•	On March 31, 2011, we completed the acquisition of the retail foreign exchange (FX) business of FXCMJ of Japan. Our acquisition of the retail FX business of FXCMJ is intended to increase our profile and accelerate our growth in the Japanese market utilizing their relationships and sales force.

Revenues

	March 31, 2011	March 31, 2010
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$77,735	$67,748
Institutional trading revenue.	7,379	6,187
Interest income	941	516
Other income.	8,597	2,509
Total revenues	94,652	76,960
Customer equity (dollars in millions)	$775.1	$388.1
Active accounts	139,900	122,183
Total retail trading volume(1) (billions)	$822	$744
Retail trading revenue per million traded(1)	$94	$91

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $10 million or 15% to $77.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is attributable to 11% higher retail trading volumes and a 3% higher markup on retail trading volume in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in markup was due primarily to the inclusion of payments for order flow and a greater contribution from CFD trading, two new products offering introduced in the second quarter of 2010 and 2009, respectively.

Institutional trading revenue increased by $1.2 million or 19% to $7.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our institutional business grew through a continuing expansion of its customer base and volumes executed by our institutional clients grew 27% to $219 billion for the three months ended March 31, 2011 compared to $172 billion for the three months ended March 31, 2010.

Interest income increased by $0.4 million or 82% to $0.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due primarily to higher cash balances which increased by 112% at March 31, 2011 versus March 31, 2010.

Other income increased by 243% to $8.6 million due primarily to the recognition of $4.5 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ. Other income also increased due to the inclusion of $2.1 million in revenues from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.

Expenses

	March 31, 2011	March 31, 2010
	(In thousands)
Expenses:
Referring broker fees	$21,601	$15,655
Compensation and benefits	22,586	16,891
Advertising and marketing	7,018	5,336
Communications and technology	7,359	5,538
General and administrative	12,915	8,433
Depreciation and amortization	4,094	1,743
Interest expense	73	26
Total expenses	$75,646	$53,622

Referring broker fees increased $5.9 million or 38% to $21.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. Indirect volume increased 31% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to a higher proportion of trading volume in the three months ended March 31, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL which was acquired in October 1, 2010 added $1.1 million in referring broker fees in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Compensation and benefits expense increased $5.7 million or 34% to $22.6 million for the three months ended March 31, 2011 compared to the same period in 2010 due primarily to $2.4 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and $2.4 million from ODL which was acquired in October 2010.

Advertising and marketing expense increased $1.7 million or 32% to $7.0 million for the three months ended March 31, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $1.8 million or 33% to $7.4 million for the three months ended March 31, 2011, compared to the same period in 2010. $0.9 million of the increase is due to the acquisition of ODL, $0.3 million is due to increased fees from a third party provider of our institutional trading platform and remainder is due primarily to enhanced network capacity requirements.

General and administrative expense increased $4.5 million or 53% to $12.9 million for the three months ended March 31, 2011 compared to the same period in 2010. $2.7 million of the increase was due to the inclusion of ODL in results in the three months ended March 31, 2011, $0.8 million in higher bank fees, primarily prime brokerage fees, and $0.4 million in higher rent expense.

Depreciation and amortization expense rose $2.4 million or 135% to $4.1 million during the three months ended March 31 compared to the same period in 2010. Of this amount, $1.5 million was increased amortization due to the amortization of intangibles acquired in the ODL purchase, $0.3 million due to the inclusion of ODL in the Company’s results in the three months ended March 31, 2011 following the acquisition of ODL in October 2010. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Income Taxes

	March 31, 2011	March 31, 2010
	(In thousands, except percentages)
Income before income taxes	$19,006	$23,338
Income tax provision	$549	$2,608
Effective tax rate	2.89%	11.17%

Income tax provision decreased $2.1 million or 79% to $0.5 million for the three months ended March 31, 2011 compared to the same period in 2010 as FXCM’s effective rate declined to 2.9% for the three months ended March 31, 2011 from 11.2% for the three months ended March 31, 2010.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The decrease in the effective tax rate for the three months ended March 31, 2010 to March 31, 2011 was due primarily to a shift of trading activity from the U.K. to the United States, decreasing the level of business activity in the U.K. and the provision for income taxes in the U.K. Changes in the proportion of income derived in the United States, largely not subject to federal, state or local income taxes with the exception of certain unincorporated business taxes, to the U.K. with a 27% statutory rate, result in a decrease in our effective tax rate.

Segment Results

Period ended March 31, 2011 and 2010

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 139,900 active retail customers globally as of March 31, 2011.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Revenues	$87,273	$70,773
Operating expenses	49,942	34,465
Income before income taxes	$37,331	$36,308

Revenues for the Retail Trading segment increased $16.5 million or 23% for the period ended March 31, 2011 compared to the same period in 2010 as retail customer trading volume increased 10% to $822 billion, markup for retail trading revenue per million traded increased 3% from to $95 from $91, the recognition as a result of $4.5 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ the inclusion of $2.1 million in revenues from ODL’s equity broker-dealer business acquired in October 2010.

Operating expenses increased $15.5 million or 45% to $49.9 million for the period ended March 31, 2011 compared to the same period in 2010 due primarily to $5.7 million or 37% higher referring broker fees, $3.7 million or 38% in higher compensation and benefits expense, $2.4 million or 135% in higher depreciation and amortization expense and $2.1 million or 95% in higher general and administrative expense. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the ODL purchase and the inclusion of ODL depreciation and amortization expense in the Company’s results in the three months ended March 31, 2011 following the acquisition of ODL in October 2010. The increase in general and administrative expense was due to the inclusion of ODL in results in the three months ended

March 31, 2011 and higher depreciation and amortization expense resulting from higher office communication, computer equipment and software assets.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Revenues	$7,379	$6,187
Operating expenses	4,766	3,403
Income before income taxes	$2,613	$2,784

Revenues for our Institutional Trading segment increased $1.2 million or 19% to $7.4 million for the period ended March 31, 2011 compared to the period ended March 31, 2010. The Institutional Trading segment grew through continued expansion of its customer base and volumes executed by our institutional clients grew 27% to $219 billion for the three months ended March 31, 2011 compared to $172 billion for the three months ended March 31, 2010.

Operating expenses increased $1.4 million or 40% to $4.8 million for the period ended March 31, 2011 compared to the period ended March 31, 2010 due primarily to $0.5 million in higher communication and technology expense, due primarily to higher charges a third party provider of the platform used by the institutional segment to provide trading services, $0.4 million in higher compensation and benefits expense, due primarily to the increase in business profitability and that a significant portion of compensation and benefits of our Institutional Trading is linked to unit profitability, $0.3 million in higher referring broker fees due to higher business activity and $0.2 million in higher prime brokerage and other bank fees.

Corporate — Loss before income taxes of the Corporate segment for the periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
	(In thousands)
Revenues	$—	$—
Operating expenses	20,938	15,754
Loss before income taxes	$(20,938)	$(15,754)

Loss before income taxes increased $5.2 million or 39% to $20.9 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher compensation cost of $1.2 million resulting from the inclusion of ODL and $0.9 million in general and administrative costs, $0.4 million of expenses relating to the write-off of advances made to a software developer, $0.8 million due to increased rent and occupancy expenses resulting from additional branch office openings in Europe, the relocation of our Hong Kong office and increased office space in New York, and $0.3 million due to an increase in prime brokerage, legal, accounting and regulatory fees.

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

	Regulatory Jurisdiction	As of March 31, 2011
		Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$26.3	$80.9	$54.6
Forex Capital Markets, Ltd.	U.K.	11.7	25.2	13.5
FXCM Asia, Ltd.	Hong Kong	5.9	16.1	10.2
FXCM Australia, Ltd.	Australia	0.2	3.6	3.4
ODL Group, Ltd.	U.K.	5.8	24.1	18.3
ODL Securities, Ltd.	U.K.	5.8	23.6	17.8
ODL Japan, Ltd.	Japan	0.9	1.8	0.9
FXCM Japan Inc.	Japan	4.7	11.3	6.6

Cash Flow and Capital Expenditures

Three months Ended March 31, 2011 and 2010

The following table sets forth a summary of our cash flow for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	(In thousands)
Cash provided by operating activities	$19,002	$25,505
Cash used for investing activities	(8,448)	(1,623)
Cash used for financing activities	30	(6,777)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(454)	(368)
Net increase in cash and cash equivalents	10,070	16,737
Cash and cash equivalents – end of period	$203,400	$156,595

Cash provided by operating activities was $19.0 million for the three months ended March 31, 2011 compared to $25.5 million for the three months ended March 31, 2010, a decrease of $6.5 million. This decrease was due to $2.2 million lower net income and $4.2 million lower adjustments to reconcile net income to net cash provided by operating activities in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The lower adjustments to reconcile net income to net cash provided by operating activities was primarily a result of a decrease in accounts receivable of $6.3 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010, an increase in due to brokers of $8.2 million for the three months ended March 31, 2011 compared to a decrease of $1.6 million for the three months ended March 31, 2010, an increase in deferred gains of $6.0 million for the three months ended March 31, 2011 versus $1.5 million for the three months ended March 31, 2010 as a result of $4.5 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ, depreciation and amortization expense of $4.1 million versus $1.7 million for the three months ended March 31, 2011 and 2010, respectively, due to an increase of the expenses relating to the amortization of intangible assets resulting from the purchase of ODL and equity bond compensation expense of $2.4 million for the three months ended March 31, 2011 relating to stock compensation awards granted at the time of the Company’s IPO.

Cash used in investing activities was $8.4 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010, an increase of $6.8 million. The reason for the increase in cash used was a $4.6 million for the purchase of fixed assets for the three months ended March 31, 2011 compared to $1.6 million for the purchase of fixed assets for the three months ended March 31, 2010 and cash paid for the acquisition of FXCM Japan, Inc. of $13.7 million offset by $9.8 million of cash acquired from such acquisition.

Cash used in financing activities was not material for the three months ended March 31, 2011, compared to $6.8 million for the three months ended March 31, 2010, a decrease of $6.8 million. The decrease in cash used in financing activities was due to no distribution to members for the three months ended March 31, 2011 compared to a payout of $6.8 million in the three months ended March 31, 2010.

Capital expenditure $4.6 million for the three months ended March 31, 2011 and $1.6 million for the three months ended March 31, 2010. Capital expenditure for the three months ended March 31, 2011 relate to software of $1.5 million and computer equipment of $1.7 million capitalized.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the initial public offering of FXCM Inc. and also reflects the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the noncontrolling interest related to these units is converted to controlling interest. Management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units
2.	Income Taxes. Prior to the initial public offering we were organized as a series of limited liability companies and foreign corporations and, even following the initial public offering, not all of our income is subject to corporate-level taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted a conventional corporate tax structure and are taxed as a C corporation in the U.S. at the prevailing corporate rates, that all deferred tax assets relating to foreign operations are fully realizable within the structure on a consolidated basis and that adjustments for deferred tax assets related to the ultimate tax deductions for equity-based compensation awards are made directly to stockholders' equity. These assumptions are consistent with the assumption in clause 1 above that all FXCM Holdings units are exchanged for shares of FXCM Inc. Class A common stock, as the assumed exchange would change our tax structure.
3.	Elimination of Certain Initial Public Offering-Related Expenses. In addition, adjusted Pro Forma results for 2010 exclude one-time charges relating to our initial public offering. Management believes that this adjustment results in a more meaningful comparison with prior and succeeding period results.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011					2010
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	94.7	—		94.7		77.0	—		77.0
Expenses
Referring broker fees	21.6	—		21.6		15.7	—		15.7
Compensation and benefits	22.6	(2.4	)(1)	20.2		16.9	—		16.9
Depreciation and amortization	4.1	—		4.1		1.7	—		1.7
Other expense	27.4	—		27.4		19.4	—		19.4
Total expenses	75.7	(2.4)		73.3		53.7	—		53.7
Income before income taxes	19.0	2.4		21.4		23.3	—		23.3
Income tax provision	0.5	7.2	(2)	7.7		2.6	6.0	(2)	8.6
Net income	18.5	(4.8)		13.7		20.7	(6.0)		14.7
Net income attributable to non-controlling interest	15.7	(15.7) (3)		—		20.7	(20.7) (3)		—
Net income attributable to FXCM Inc.	2.8	10.9		13.7		—	14.7		14.7
Pro Forma fully exchanged, fully diluted shares outstanding				75.3	(4)				75.3	(4)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding				$0.18					$0.20

(1)	Represents the elimination of equity-based compensation associated with the IPO.
(2)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 36.1% and 36.9% for the three months ended March 31, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders membership units of Class B common stock of the Company into Class A common stock of the Company.
(3)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their membership units and Class B common stock of the Company for shares of Class A common stock of the Company.
(4)	Fully diluted shares assuming all unitholders had fully exchanged their membership units and Class B common stock of the Company for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three months ended March 31, 2011and 2010:

	Three Months Ended March 31,
	2011	2010
	In millions
Net income attributable to FXCM Inc.	13.7	14.7
Net income attributable to non-controlling interest	—	—
Provision for income taxes	7.7	8.6
Depreciation and amortization	4.1	1.7
EBITDA	25.5	25.0

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at March 31, 2011:

	As of March 31, 2011
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$14,555	$4,576	$6,634	$2,983	$362
Vendor obligations	258	224	33	—	—
Total	$14,813	$4,800	$6,668	$2,983	$362

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As at March 31, 2011, 13% of our net assets (assets less liabilities) were in British pounds, 1% in Euros, 8% in Japanese yen, and 5% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $3.6 million in the case of British pounds, $0.2 million for Euros and $2.3 million for Japanese yen and $3.1 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at March 31, 2011, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $4.9 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the three months ended March 31, 2011 and 2010, we incurred $0.6 million and $0.7 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2011, our exposure to our four largest institutional counterparties, all major global banking institutions, was 58% of total assets and the single largest within the group was 19% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of March 31, 2011, our net unhedged exposure to CFD customer positions was 3% of total assets. A 1% change in the value of our unhedged CFD positions as of March 31, 2011 would result in a $0.4 million [decrease] in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2011, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 17% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2011, we had $289.9 million in regulatory capital requirements at our regulated subsidiaries and $61.3 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2011, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the system and process documentation, and evaluation and testing required for management to make this assessment and for the Company’s independent registered public accounting firm to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010, nor have there have been any new legal proceedings in the quarter ended March 31, 2011.

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions. Please see the “Litigation” section in Note 17 to our Unaudited Condensed Consolidated Financial Statements, for a description of our current legal proceedings.

Item 1A. Risk Factors

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Overview” in this Quarterly Report for a discussion of the recent regulatory environment affecting our business. This discussion updates, and should be read together with, the discussion of our potential risks and uncertainties, set forth under the heading “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: May 16, 2011	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2011	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)