Form 10-Q
period 2011-06-30
FXCM Inc.
filed 2011-08-15
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 16,952,324 as of August 12, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 12, 2011 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2011

i

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I

Item 1 — Financial Statements (Unaudited)

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$179,539	$193,330
Cash and cash equivalents, held for customers	839,006	641,152
Due from brokers	6,956	125
Accounts receivable, net	17,728	18,324
Deferred tax asset	7,054	7,625
Tax receivable	1,834	1,643
Total current assets	1,052,117	862,199
Deferred tax asset	86,872	90,107
Office, communication and computer equipment, net	31,459	18,709
Goodwill	39,400	37,937
Other intangible assets, net	25,561	26,472
Other assets	14,488	12,369
Total assets	$1,249,897	$1,047,793
Liabilities and Equity
Current liabilities
Customer account liabilities	$839,006	$641,152
Accounts payable and accrued expenses	54,766	37,470
Due to brokers	2,855	13,314
Deferred tax liability	1,838	1,844
Due to related parties pursuant to tax receivable agreement	3,744	3,817
Deferred revenue	—	6,000
Total current liabilities	902,209	703,597
Deferred tax liability	5,359	5,770
Due to related parties pursuant to tax receivable agreement	68,620	70,419
Total liabilities	976,188	779,786
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 16,952,324 and 17,319,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	170	173
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of June 30, 2011 and December 31, 2010	1	1
Additional paid-in-capital	103,359	101,848
Retained earnings	4,193	146
Accumulated other comprehensive income	639	52
Total stockholders’ equity	108,362	102,220
Non-controlling interest	165,347	165,787
Total stockholders’ equity	273,709	268,007
Total liabilities and stockholders’ equity	$1,249,897	$1,047,793

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$93,482	$86,477	$171,217	$154,225
Institutional trading revenue	6,721	7,402	14,100	13,589
Interest income	933	489	1,874	1,005
Other income	2,263	2,294	10,860	4,803
Total revenues	103,399	96,662	198,051	173,622
Expenses
Referring broker fees	24,932	21,418	46,533	37,073
Compensation and benefits	23,121	17,608	45,707	34,499
Advertising and marketing	7,487	5,979	14,505	11,315
Communication and technology	8,010	7,260	15,369	12,798
General and administrative	29,244	9,181	42,159	17,614
Depreciation and amortization	4,740	1,718	8,834	3,461
Interest expense	60	25	133	51
Total expenses	97,594	63,189	173,240	116,811
Income before income taxes	5,805	33,473	24,811	56,811
Income tax provision	2,070	2,358	2,619	4,966
Net income	3,735	31,115	22,192	51,845
Net income attributable to members of FXCM Holdings, LLC	420	31,115	16,081	51,845
Net income attributable to FXCM Inc. for the three and six months ended June 30, 2011	3,315	—	6,111	—
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	471	(186)	2,519	(144)
Comprehensive income	4,206	30,929	24,711	51,701
Comprehensive income attributable to members of FXCM Holdings, LLC	774	30,929	18,012	51,701
Comprehensive income attributable to FXCM Inc. for the three and six months ended June 30, 2011	$3,432	$—	$6,699	$—

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average shares of Class A common stock outstanding:
Basic	17,214	—	17,266	—
Diluted	17,214	—	17,266	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.19	$—	$0.35	$—
Diluted	$0.19	$—	$0.35	$—
Dividends declared per common share	$0.06	$—	$0.12	$—

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive	Additional Paid-in Capital	Common Stock – Class B		Common Stock – Class A		Total Stockholders' Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2011	$165,787	$146	$52	$101,848	100	$1	17,319,000	$173	$268,007
Net income	16,081	6,111	—	—	—	—	—	—	22,192
Other comprehensive income, net of tax
Foreign currency translation gain	1,932	—	587	—	—	—	—	—	2,519
Repurchase of class A common stock pursuant to publicly announced program	—	—	—	(3,355)	—	—	(366,676)	(3)	(3,358)
Employee stock options	—	—	—	4,866	—	—	—	—	4,866
Dividends on Class A common stock		(2,064)							(2,064)
Payments for IPO costs	(141)	—	—	—	—	—	—	—	(141)
Distributions	(18,312)	—	—	—	—	—	—	—	(18,312)
Balance as of June 30, 2011	$165,347	$4,193	$639	$103,359	100	$1	16,952,324	$170	$273,709

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$22,192	$51,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,834	3,461
Stock-based compensation	4,401	—
Deferred tax expense	3,069	120
Deferred revenue	(6,000)	(3,000)
Loss on disposal of fixed assets	143	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(84,710)	(71,951)
Due from brokers	(6,831)	840
Accounts receivable	788	(2,716)
Tax receivable	287	—
Other assets	(930)	(1,178)
Customer account liabilities	83,830	71,724
Accounts payable and accrued expenses	14,752	1,110
Due to brokers	(10,460)	7,074
Net cash provided by operating activities	29,365	57,329
Cash Flows From Investing Activities
Payment for acquisition; net of cash acquired	(4,898)	—
Purchase of intangibles	(525)	—
Purchases of office, communication and computer equipment	(15,670)	(3,538)
Net cash used in investing activities	(21,093)	(3,538)
Cash Flows From Financing Activities
Payments for IPO costs	(141)	—
Members’ distributions	(18,312)	(40,722)
Dividends paid	(2,064)	—
Stock repurchased	(3,358)	—
Net cash used in financing activities	(23,875)	(40,722)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,812	83
Net (decrease)/increase in cash and cash equivalents	(13,791)	13,152
Cash and Cash Equivalents
Beginning of Year	193,330	139,858
End of Period	$179,539	$153,010

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware corporation, was incorporated on August 10, 2010 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Corporation’s common equity. On December 1, 2010, a registration statement filed with the SEC relating to shares of Class A common stock of the Corporation to be offered and sold in an IPO was declared effective. On December 7, 2010, the Corporation completed an IPO of 17,319,000 shares of Class A common stock at a public offering price of $14.00 per share. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

The Corporation was a wholly-owned subsidiary of FXCM Holdings, LLC (“Holdings”) prior to the consummation of the reorganization described below. Subsequent to the reorganization, Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

Collectively, the Corporation and its consolidated subsidiaries are referred to hereinafter as “the Company.”

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, LLC (“US”), FXCM Canada, Ltd. (“Canada”), Forex Trading, LLC (“FXT”) and ODL Group Limited (“ODL”). FXT’s wholly owned subsidiaries include FXCM Asia Limited (“HK”), Forex Capital Markets Limited (“UK”), and FXCM Australia, Ltd. (“Australia). On October 1, 2010, the Company acquired ODL, a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the “U.K.”). ODL’s wholly owned subsidiaries include FXCM Securities Limited (“FSL”) (formerly, ODL Securities Limited) and ODL Japan Co. Limited (“ODL JL”). On March 31, 2011, the Company acquired FXCM Japan, Inc., (“FXCMJ”) a Japan-based foreign exchange provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ is a wholly owned subsidiary of ODL JL. FXCMJ’s wholly owned subsidiary is GCI Technology USA, Inc.

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the condensed consolidated statements of operations and comprehensive income. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring credit or market risk. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a FX broker of CFDs, spread betting, equities and equity options.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

Certain agreements and transactions associated with the IPO are set forth below.

Reorganization

Prior to the completion of the IPO, the Limited Liability Company Agreement of Holdings (the “LLC agreement”) was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e., the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”). Holdings’ existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates

A summary of the Company’s significant accounting policies and estimates is as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by ASC 810, Consolidations, or entities where it has a controlling financial interest.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 22.6% and 77.4%, respectively, as of June 30, 2011. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 23.0% and 77.0%, respectively, as of December 31, 2010. Net income attributable to the non-controlling interest on the statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit-holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

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
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions. The balance arises primarily from cash deposited by customers, customer margin balances, and cash held by FX market makers related to hedging activities. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the condensed consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $671.5 million and $502.9 million as of June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including, due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of June 30, 2011 and December 31, 2010. The Company did not have any transfers in or out of Level I and II during the six months ended June 30, 2011, and the year ended December 31, 2010. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Due from/to Brokers

Due from/to Brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. The Company has master netting agreements with its respective counterparties under which its due to/from brokers balances are presented on a net-by-counterparty basis in accordance with U.S. GAAP.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, consist of purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, computer equipment, licenses and communication equipment. Office, communication and computer equipment, net, are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

Computer equipment	3 to 5 years
Software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 4 years
Communication equipment	3 to 5 years

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the six months ended June 30, 2011 and the year ended December 31, 2010.

Business Combination

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations, and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred. Refer to Note 4 for further details.

Goodwill

The Company recorded goodwill from the acquisition of ODL, a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the U.K. and FXCMJ. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the six months ended June 30, 2011 and year ended December 31, 2010. Although there is no

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

impairment as of June 30, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, non-compete agreements and trade name acquired from ODL and FXCMJ.

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years, 2 to 3 years and 1 year, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the six months ended June 30, 2011 and year ended December 31, 2010.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the six months ended June 30, 2011 and year ended December 31, 2010.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of equity method investments was $3.4 million and $3.6 million as of June 30, 2011 and December 31, 2010, respectively, and is reflected in other assets in the condensed consolidated statements of financial condition.

Accounts Receivable, net

As of June 30, 2011 and December 31, 2010, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of June 30, 2011 and December 31, 2010. The reserve amount netted against receivables in the condensed consolidated statement of financial condition was not material at June 30, 2011. There was no reserve netted against receivables in the condensed consolidated statement of financial condition as of December 31, 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the statements of operations and comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the condensed consolidated statements of operations and comprehensive income. The Company recorded a gain of $0.7 million for the three months ended June 30, 2011. The amount resulting from foreign currency transaction remeasurement was not material for the six months ended June 30, 2011. The Company recorded a loss of $3.5 million and a loss of $2.7 million for the three and six months ended June 30, 2010, respectively.

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

Revenue Recognition

The Company makes foreign currency markets for customers trading in foreign exchange spot markets (“Foreign Currencies”) and through its subsidiary FSL, engages in equity and related brokerage activities. Foreign Currencies are recorded on trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in contracts for differences (“CFDs”), payments for order flow, rollovers and spread betting. The Company’s policy is to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company’s realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

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

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd (“GCI”). As consideration for the services, the Company received an upfront non- refundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the three and six months ended June 30, 2011 and 2010. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the condensed consolidated statements of operations and comprehensive income.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ( “ASC 718”). The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in compensation and benefits in the condensed consolidated statements of operations and comprehensive income. See Note 14 for further discussion.

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

Income Taxes

Income Taxes — Prior to the IPO in December 2010, the Company has historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, FXCM Holdings, LLC and certain of its subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, FXCM Inc. is subject to U.S. corporate federal, state and local income taxes that are reflected in our condensed consolidated financial statements.

Allocation and Distribution of Holdings Earnings

The allocation of Holdings’ earnings to the members is determined in accordance with the sharing ratios as defined in the LLC agreement. Distributions to members are made according to the LLC Agreement. Refer to Notes 13, 18 and 22.

Recently Adopted Accounting Pronouncements

During the three and six months ended June 30, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by the Company.

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the six months period ended June 30, 2011, the Company repurchased a portion of its outstanding Class A common stock (see Note 15). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest as presented in the following table, with amounts in thousands, except share data:

		Economic Interest in Holdings
	Shares Outstanding	Non- Controlling	FXCM Inc.	Total
Balance as of December 31, 2010	17,319,000	77.00%	23.00%	100.00%
Class A common stock repurchased in pursuant to publicly announced program	(366,676)	0.40%	-0.40%	0.00%
Balance as of June 30, 2011	16,952,324	77.4%	22.6%	100.0%

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of FXCMJ and ODL had been completed on January 1, 2011 and 2010, with amounts in thousands:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total revenues	$103,399	$107,970	$195,975	$204,760
Net Income	$3,735	$18,943	$16,711	$36,042

These pro forma results for the three and six months ended June 30, 2011 and 2010 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with ODL and FXCMJ prior to the acquisitions.

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions, including unrealized gains and losses on open foreign exchange commitments. Customer account liabilities were $839.0 million and $641.2 million as of June 30, 2011 and December 31, 2010, respectively.

Note 6. Equity Method Investment

As of June 30, 2011 and December 31, 2010, the Company had $3.4 million and $3.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26% equity interest in a developer of FX trading software. Equity method investments are included in other assets in the condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the three and six months ended June 30, 2011 and 2010 and is included in other income in the condensed consolidated statements of operations and comprehensive income.

There were no dividend distributions received from the FX trading software developer during the three and six months ended June 30, 2011 and 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of June 30, 2011 and December 31, 2010, with amounts in thousands:

	June 30, 2011	December 31, 2010
Computer equipment	$23,546	$20,412
Software	11,161	5,435
Leasehold improvements	4,657	4,419
Furniture and fixtures and other equipment	2,089	1,722
Licenses	16,535	8,083
Communication equipment	1,133	926
Construction in Progress	145	—
	59,266	40,997
Less: Accumulated depreciation	(27,807)	(22,288)
Office, communication and computer equipment, net	$31,459	$18,709

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense was $3.1 million and $5.5 million for the three and six months ended June 30, 2011. Depreciation expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2010. The amount of fixed assets disposed of by the Company during the three and six months ended June 30, 2011 was not material.

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2011, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2010	$27,105	$10,832	$37,937
Goodwill acquired	369	—	369
Foreign currency translation adjustment	782	312	1,094
Balance at June 30, 2011	$28,256	$11,144	$39,400

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of June 30, 2011 and December 31, 2010, with amounts in thousands:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$23,127	$(4,237)	$18,890	$21,547	$(2,443)	$19,104
Non-compete agreements	7,214	(1,984)	5,230	7,214	(644)	6,570
Trade name	338	(255)	83	330	(83)	247
Foreign currency translation adjustment	581	26	607	(199)	—	(199)
Total finite-lived intangible assets	$31,260	$(6,450)	$24,810	$28,892	$(3,170)	$25,722
Indefinite-lived intangible assets
License	601	—	601	600	—	600
Exchange membership seat	150	—	150	150	—	150
Total indefinite-lived intangible assets	$751	$—	$751	$750	$—	$750

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years and 1 year, respectively, and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2011, respectively. Amortization expense was not material for the three months ended June 30, 2010 and $0.5 million for the six months ended June 30, 2010. Estimated future amortization expense for acquired intangible assets outstanding as of June 30, 2011 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2011	$3,343
2012	6,382
2013	5,005
2014	3,095
2015	3,094
Thereafter	3,891
$24,810

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Other Assets

Other assets were comprised of the following as of June 30, 2011 and December 31, 2010, with amounts in thousands:

	June 30, 2011	December 31, 2010
Prepaid expenses	$7,088	$5,714
Equity method investments	3,430	3,632
Employee advances	2,244	2,144
Deposits	1,722	504
Other	4	375
	$14,488	$12,369

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of June 30, 2011 and December 31, 2010, with amounts in thousands:

	June 30, 2011	December 31, 2010
Operating expenses payable	$16,401	$14,863
Settlement reserve	16,140	—
Compensation payable	10,285	9,187
Commissions payable	9,327	8,918
IPO related costs payable	—	1,556
Regulatory fees payable	181	1,514
Business acquisition cash consideration	2,432	1,432
	$54,766	$37,470

Note 12. Earnings per Share

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

The Company did not grant stock options during the three and six months ended June 30, 2011. In 2010, an aggregate of 8,127,890 stock options were granted to certain employees, non-employees and members of the board of directors but were not included in the computation of earnings per common share because they were anti-dilutive under the treasury method.

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Earnings per Share  – (continued)

reclassifications. These shares were also excluded from the computation of earnings per common shares because they were anti-dilutive under the treasury method.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended			Six Months ended June 30
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$3,315		$—	$6,111		$—
Earnings allocated to participating securities	—		—	—		—
Earnings available for common stockholders	$3,315	$		$6,111	$
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	17,214		—	17,266		—
IPO stock options	—		—	—		—
Assumed conversion of Holding Units for Class A common stock	—		—	—		—
Dilutive weighted average shares of Class A common stock	17,214		—	17,266		—
Basic income per share of Class A common stock	$0.19		$—	$0.35		$—
Diluted income per share of Class A common stock	$0.19		$—	$0.35		$—

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of June 30, 2011 and December 31, 2010, the outstanding balance was $2.2 million and $2.1 million, respectively, and is included in other assets in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of June 30, 2011 and December 31, 2010, employees account liabilities totaled $0.3 million and $3.0 million, respectively and are included in the condensed consolidated statements of financial condition as customer account liabilities. Account liabilities of shareholders with a greater than 5% ownership in the Company was $5.3 million and $10.8 million as of June 30, 2011 and December 31, 2010, respectively and are included in the condensed consolidated statements of financial condition as customer account liabilities.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and six months ended June 30, 2011, these fees and commissions were approximately $0.8 million and $1.9 million, respectively. For the three and six months ended June 30, 2010, these fees and commissions were approximately $0.4 million and $0.7 million, respectively. The Company expects to enter into a definitive agreement in the near future.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby, these members reimburse US for amounts related to NFA and CFTC matters, up to $16.0 million. Refer to Notes 2, 18 and 22 for futher details.

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

Payments under Tax Receivable Agreement

The Corporation has entered into a tax receivable agreement with the other members of Holdings that provides for payments, in the aggregate of $72.4 million as of June 30, 2011 and $74.2 million as of December 31, 2010, from time to time by the Corporation to such other members of 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation will be computed by comparing the actual income tax liability of the Corporation (calculated with certain assumptions) to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges and certain other assumptions. The term of the tax receivable agreement will continue until all such tax benefits

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

Note 14. Stock-Based Compensation

On December 1, 2010, (“Grant Date”) at the time of the IPO, the Company granted awards of stock options to purchase 8,042,000 and 85,890 shares of Class A common stock to its employees (“Employee Stock Options”) and the independent board of directors (“Independent Directors Options”), respectively, pursuant to its long term incentive plan (the “LTIP”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and a four-year graded vesting schedule. The Independent Directors Options also have a seven-year contractual term but cliff-vest on the first anniversary after the grant date. The Stock Options have a strike price of $14.00. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

During the three and six months ended June 30, 2011, 39,000 and 49,000 shares were forfeited, respectively and none were granted for the period. No shares were expired, vested or exercised for the period. The number of shares outstanding at June 30, 2011 was 8,078,890. The weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 3.4 years and the unrecognized expense is $32.1 million.

Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations and comprehensive income was $1.9 million for the three months ended June 30, 2011 and $4.2 million for the six months ended June 30, 2011, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations and comprehensive income was not material for the three and six months ended June 30, 2011, for the Independent Directors Options. The Company did not record compensation expense for the three and six months ended June 30, 2010, since the Stock Options were not awarded during the period. The total compensation cost capitalized and included in office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.5 million as of June 30, 2011 and was not material as of December 31, 2010.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three and six months ended June 30, 2011.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock options.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Stockholders’ Equity

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

Class A Common Stock Repurchase Program

On May 17, 2011 the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock (the “Stock Repurchase Program”). Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $30.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the six months ended June 30, 2011, the Company repurchased and retired 366,676 shares of its class A common stock for approximately $3.4 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the six months ended June 30, 2011, with amounts in thousands:

Class A Common Stock	As of June 30, 2011
Balance at December 31, 2010	$17,319
Issued	—
Repurchased	(367)
Balance at June 30, 2011	$16,952

As of June 30, 2011, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2010. Therefore, as of June 30, 2011, there were 100 shares of Class B common stock issued and held by the members of Holdings.

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

Note 15. Stockholders’ Equity  – (continued)

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three and six months ended June 30, 2011 and 2010.

Note 17. Net Capital Requirements

US, registered as a futures commission merchant and a retail foreign exchange dealer with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”), is subject to the NFA’s net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20 million plus 5% of all liabilities owed to customers exceeding $10 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

HK, organized in Hong Kong, is a licensed leveraged foreign exchange trading company with the Securities and Futures Commission (“SFC”) and is subject to required minimum liquid capital financial requirements.

UK, organized in the U.K., is a registered securities and futures firm with the Financial Services Authority (“FSA”). UK is regulated by the FSA and is subject to minimum capital requirements.

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company and FSL is a registered broker dealer. Both ODL and FSL are subject to minimum capital requirements. ODL JL a registered broker dealer organized in Japan, is regulated by the FSA of Japan and is subject to minimum capital requirements. As ODL was acquired by the Company on October 1, 2010, the Company did not have any capital requirements for these entities prior to the acquisition.

FXCMJ, acquired on March 31, 2011 by the Company, is regulated by the FSA in Japan and is subject to minimum capital requirements.

Canada, organized in Nova Scotia, was registered as an exchange contracts dealer with the British Columbia Securities Commission (“BCSC”). Canada ceased operations in October 2009 and deregistered with the BCSC with the ultimate objective of dissolution. Canada was subject to BCSC minimum financial requirements or “risk adjusted capital” as of December 31, 2010. Canada received final deregistration approval in January 2011 and therefore did not have net capital requirements as of June 30, 2011.

Australia, organized in New Zealand, is a registered exchange contract dealer with the Australia Securities & Investments Commission (“ASIC”) and is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Net Capital Requirements  – (continued)

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Canada, Australia, ODL, FSL, ODL JL and FXCMJ as of June 30, 2011 and December 31, 2010, with amounts in millions:

	June 30, 2011
	US	HK	UK	Australia	ODL	FSL	ODL JL	FXCMJ
Capital	$60.6	$16.1	$28.7	$3.9	$26.7	$25.2	$2.1	$12.0
Minimum capital requirement	26.4	6.2	12.0	1.5	7.0	5.1	0.8	3.6
Excess capital	$34.2	$9.9	$16.7	$2.4	$19.7	$20.1	$1.3	$8.4

	December 31, 2010
	US	HK	UK	Canada	Australia	ODL	FSL	ODL JL
Capital	$89.4	$16.1	$28.4	$1.0	$3.1	$6.1	$15.4	$2.0
Minimum capital requirement	26.5	5.1	8.9	0.1	0.1	5.5	5.5	1.0
Excess capital	$62.9	$11.0	$19.5	$0.9	$3.0	$0.6	$9.9	$1.0

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of June 30, 2011, with amounts in thousands:

Year Ended December 31	As of June 30, 2011
Remainder of 2011	$3,446
2012	5,979
2013	4,227
2014	4,331
2015	4,179
Thereafter	29,895
$52,057

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income, for the three and six months ended June 30, 2011, was $1.9 million and $3.6 million, respectively. The aggregate rental expense for operating leases charged to operations included in general and administrative expense in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2010 was $1.3 million and $2.2 million, respectively. These amounts are net of sublease income that was not material for both periods.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the three and six months ended June 30, 2011 and 2010. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

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

In June 2010, US was contacted by the NFA requesting information regarding trade execution activities. In November 2010, US was additionally contacted by the CFTC for similar information. In July 2011, US reached a settlement with the NFA in which it neither admitted nor denied having committed any rule violation and whereby US agreed to make a good faith effort to credit accounts of certain of its customers. US also agreed to pay a fine to the NFA. US is also engaged in ongoing discussions with the CFTC with regard to the above inquiry. In the second quarter of 2011, the Company established a reserve of approximately $16.0 million relating to these matters and is included in general and administrative in the condensed consolidated statement of operations and comprehensive income.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse US for the amounts related to the NFA and CFTC matters, up to $16.0 million. Consequently, there was no impact to the Corporation’s net income for the three and six months ended June 30, 2011, as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. In July 2011, $16.0 million of additional capital was provided by the respective founding members (see Notes 2, 13 and 22).

In September 2010, UK became aware of changes in U.S. law that might preclude it from continuing to serve as a counterparty in retail FX transactions with U.S. persons absent registration as a retail foreign exchange dealer, as set forth under Part 5 of the CFTC Regulations, effective as of October 18, 2010. During the three months ended June 30, 2011, the Company established a reserve of $0.1 million relating to this matter and is included in general and administrative in the condensed statement of operations and comprehensive income. In August 2011, UK reached a settlement with the CFTC regarding the 11-day period in 2010 in which UK was not in compliance with the CFTC’s registration requirement. Under the terms of the settlement, UK has agreed to pay a fine of approximately $0.1 million to the CFTC to resolve this matter.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by Forex Capital Markets LLC during April 2011 and a decision is pending.

On March 3, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against FXCM Inc., as well as certain of our officers and directors and three underwriters in our IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleges false or misleading statements in the IPO prospectus regarding the Company's business model and trading platforms, and sought an unspecified amount of damages on behalf of persons who purchased our Class A common stock in the IPO. On July 1, 2011, a Stipulation of Dismissal with Prejudice (the “Dismissal”) was filed with the United States District Court for the Southern District of New York. As a result of the Dismissal, all claims asserted by Plaintiff against Defendants were dismissed with prejudice.

As discussed above, during three months ended June 30, 2011, the Company established reserves of approximately $16.1 million. As to the other matters described above, the Company cannot predict the loss or

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company, based on current knowledge and after consultation with counsel, does not expect that the resolution of such other matters will have a material effect on the Company.

It is the opinion of management of the Company that the ultimate outcomes of the matters referenced above are unlikely to have a material adverse effect on the business, financial condition or operating results of the Company. The Company’s condensed consolidated financial statements do not include any accrual for litigation contingency; as such amounts cannot be reasonably estimated and are not expected to have a material impact.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of June 30, 2011 and December 31, 2010.

Note 19. Income Taxes

FXCM’s effective rate was 35.7% and 10.6% for the three and six months ended June 30, 2011, respectively. The effective rate was 7.0% and 8.7% for the three and six months ended June 30, 2010, respectively. FXCM’s income tax provision was $2.0 million and $2.6 million for the three and six months ended June 30, 2011. The income tax provision was $2.4 million and $5.0 million for the three and six months ended June 30, 2010. The increase in the effective tax rate for the three and six months ended June 30, 2011 compared to June 30, 2010 was primarily due to $16.0 million of reserves established relating to a settlement with the NFA and ongoing discussions with the CFTC regarding trade execution activities. A portion of the reserves is not tax deductible, therefore, increasing taxable income and the effective tax rate.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

During the three months ended June 30, 2011, there were no material changes to the uncertain tax positions. The Company believes that there will not be a significant increase or decrease to the uncertain tax positions within 12 months of the reporting date. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. The Company’s tax rate may fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2007 and, presently, has no open examinations for tax years before 2010.

Note 20. Foreign Currencies and Concentrations of Credit Risk

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

In connection with these activities, the Company executes and clears customers’ transactions involving the sale of foreign currency not yet purchased, substantially all of which are transacted on a margin basis subject to internal policies. Such transactions may expose the Company to off-balance-sheet risk in the event margin deposits are not sufficient to fully cover losses that customers may incur. In the event that a customer

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Foreign Currencies and Concentrations of Credit Risk  – (continued)

fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligation.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the condensed consolidated statements of financial condition was $7.0 million as of June 30, 2011 and not material as of December 31, 2010. Four banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of June 30, 2011. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2010.

Note 21. Segments

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

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. In addition, the Retail Trading business segment includes the Company’s white label relationships, CFDs, payments for order flow and rollovers.

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Segments  – (continued)

	Three Months Ended June 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$96,678	$6,721	$—	$103,399
Operating expenses	54,955	5,391	37,248	97,594
Income (loss) before income taxes	$41,723	$1,330	$(37,248)	$5,805

	Three Months Ended June 30, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$89,188	$7,402	$72	$96,662
Operating expenses	44,855	5,564	12,770	63,189
Income (loss) before income taxes	$44,333	$1,838	$(12,698)	$33,473

	Six Months Ended June 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$183,951	$14,100	$—	$198,051
Operating expenses	104,897	10,157	58,186	173,240
Income (loss) before income taxes	$79,054	$3,943	$(58,186)	$24,811

	Six Months Ended June 30, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$159,961	$13,589	$72	$173,622
Operating expenses	79,374	8,967	28,470	116,811
Income (loss) before income taxes	$80,587	$4,622	$(28,398)	$56,811

Assets	As of June 30, 2011	As of December 31, 2010
Retail	$1,129,843	$917,857
Institutional	9,806	18,192
Corporate	110,248	111,743
Total assets	$1,249,897	$1,047,792

Note 22 — Subsequent Events

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on September 30, 2011 to Class A stockholders of record at the close of business on September 19, 2011.

In July 2011, the Company received $16.0 million from certain members pursuant to an agreement with US to reimburse it for amounts related to NFA and CFTC matters (see Notes 2, 13 and 18).

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of results of Financial Condition and Results of Operations contained therein.” The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”), trading and related services to approximately 154,786 active retail and institutional customers globally. We offer our customers access to over-the-counter, FX markets through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. January and February 2011 were periods of primarily low volatility in foreign currencies. However, March was a period of relatively high volatility as a result of global political unrest and the earthquake in Japan and we experienced increased trading activity. Elevated volatility in the foreign currency markets has continued in the second quarter of 2011 with heightened concerns about the fiscal position of some of the Euro zone countries and discussions concerning raising the U.S. debt limit. It is difficult to predict volatility in the FX market.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 21% and 7% of our retail trading revenues for the three months ended June 30, 2011 and 2010, respectively, were derived from such additional retail revenues earned. For the six months ended June 30, 2011 and 2010, 21% and 4% of retail trading revenue were derived from such additional retail revenues earned.

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

Income Taxes — Prior to the initial public offering (“IPO”) in December 2010, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical consolidated income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, FXCM Holdings, LLC and certain of its subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, FXCM Inc. is subject to U.S. corporate federal, state and local income taxes that are reflected in our condensed consolidated financial statements.

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling equity interest in FXCM Holdings, LLC. As the sole managing member of FXCM Holdings, LLC, FXCM Inc. operates and controls all of the business and affairs of FXCM Holdings, LLC and, through FXCM Holdings, LLC and its subsidiaries, conduct our business. Refer to the financial results of FXCM Holdings, LLC and its subsidiaries, and the ownership interest of the other members of FXCM Holdings, LLC is reflected as a non-controlling interest in the condensed consolidated financial statements of FXCM Inc.

Segment Information

The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 21 to our condensed consolidated financial statements.

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

The Acquisition resulted in an increase in goodwill and intangible assets in our condensed consolidated statement of financial condition. Intangible assets acquired includes retail customer relationships. The Acquisition will result in an increase in amortization of intangible assets in our condensed consolidated statements of operations and comprehensive income as this intangible asset is amortized over its estimated useful life.

The following table sets forth FXCM’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Revenues
Retail trading revenue	$93,482	$86,477
Institutional trading revenue	6,721	7,402
Interest income	933	489
Other income	2,263	2,294
Total revenues	103,399	96,662
Expenses
Referring broker fees	24,932	21,418
Compensation and benefits	23,121	17,608
Advertising and marketing	7,487	5,979
Communication and technology	8,010	7,260
General and administrative	29,244	9,181
Depreciation and amortization	4,740	1,718
Interest expense	60	25
Total expenses	97,594	63,189
Income before income taxes	5,805	33,473
Income tax provision	2,070	2,358
Net income	3,735	31,115
Other Comprehensive income
Foreign currency translation gain/(loss)	471	(186)
Total comprehensive income	4,206	30,929

Highlights

•	The three months ended June 30, 2011 experienced strong growth in customer balances with a 97% increase in customer equity to $839.0 million and a 17% increase in active accounts to 154,786 from June 30, 2010.
•	Total revenues increased 7% to $103.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was due primarily to an 8% increase in retail trading revenue, due primarily to retail trading volumes increasing 14% in the second quarter 2011 versus second quarter 2010, partially offset by a 5% decrease in markup to $100 per million traded.
•	Net income decreased 88% to $3.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of higher expenses, including higher amortization of intangibles of ODL, acquired in October 2010 and $16 million of reserves relating to a settlement with the National Futures Association (the “NFA”) and ongoing discussion with the Commodity Futures Trading Commission (the “CFTC”) regarding trade execution activities.

The following table sets forth FXCM’s condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Revenues
Retail trading revenue	$171,217	$154,225
Institutional trading revenue	14,100	13,589
Interest income	1,874	1,005
Other income	10,860	4,803
Total revenues	198,051	173,622
Expenses
Referring broker fees	46,533	37,073
Compensation and benefits	45,707	34,499
Advertising and marketing	14,505	11,315
Communication and technology	15,369	12,798
General and administrative	42,159	17,614
Depreciation and amortization	8,834	3,461
Interest expense	133	51
Total expenses	173,240	116,811
Income before income taxes	24,811	56,811
Income tax provision	2,619	4,966
Net income	22,192	51,845
Other Comprehensive income
Foreign currency translation gain/(loss)	2,519	(144)
Total comprehensive income	24,711	51,701

Highlights

•	The six months ended June 30, 2011 experienced strong growth in customer balances with a 97% increase in customer equity to $839.0 million and a 17% increase in active accounts to approximately 155,000 compared to June 30, 2010.
•	Total revenue increased 14% to $198.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was due primarily to increases in retail and other. Retail trading revenue increased 11% due primarily to retail trading volumes increasing by 12% in the six months ended June 30, 2011 versus the six months ended June 30, 2010 and markup decreasing 1% to $97 per million traded. Other income increased by $6.1 million or 126% to $10.9 million due primarily to the recognition of $4.5 million in deferred revenue in the first quarter 2011 as income upon the termination of an agreement to provide trade execution services to FXCMJ as well as the inclusion of $3.8 million in revenues in the six months ended June 30, 2011 from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.
•	Net income decreased 57% to $22.2 million for the period ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of higher expenses, including higher amortization of intangibles of ODL, acquired in October 2010 and $16.0 million of reserves relating to a settlement with the NFA and ongoing discussions with the CFTC regarding trade execution activities.
•	On March 31, 2011, we completed the acquisition of the retail FX business of FXCMJ. Our acquisition of the retail FX business of FXCMJ is intended to increase our profile and accelerate our growth in the Japanese market utilizing their relationships and sales force.

Revenues

	Three Months Ended June 30,
	2011	2010
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$93,482	$86,477
Institutional trading revenue.	6,721	7,402
Interest income	933	489
Other income.	2,263	2,294
Total revenues	103,399	96,662
Customer equity (dollars in millions)	$839	$426
Active accounts	154,786	131,778
Total retail trading volume(1) (billions)	$938	$823
Retail trading revenue per million traded(1)	$100	$105

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $7.0 million or 8% to $93.5 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was due primarily to retail trading volumes increasing 14% in the second quarter 2011 due to organic growth and the acquisitions of ODL and FXCMJ versus second quarter 2010, partially offset by a 5% decrease in markup to $100 per million traded. Our retail markup is influenced by a number of factors but tends to be negatively impacted by lower volatilities in the currency markets. In the three months ended June 30, 2011, currency volatilities were lower than the three months ended June 30, 2010 on average, the latter period including a very volatile May 2010 where Euro zone troubles were of particular focus.

Institutional trading revenue decreased by $0.7 million or 9% to $6.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. While institutional trading volume increased 7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 our markup or institutional trading revenue per million traded declined 15%. Our institutional markup is dependent on customer mix, with some customers paying a higher markup than others. In the second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Interest income increased by $0.4 million or 91% to $0.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily due to higher cash balances which increased by 97% at June 30, 2011 versus June 30, 2010.

Other income decreased slightly by 1% to $2.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The change in other income was due primarily to the inclusion of $1.5 million of deferred revenue relating to an agreement to provide trade execution services to FXCMJ in the three months ended June 30, 2010 compared to nil for the three months ended June 30, 2011. The agreement was terminated in the first quarter of 2011 upon the acquisition of FXCMJ. The decrease in other income is offset partially by $1.1 million in revenues from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$171,217	$154,225
Institutional trading revenue.	14,100	13,589
Interest income	1,874	1,005
Other income	10,860	4,803
Total revenues	198,051	173,622
Customer equity (dollars in millions)	$839	$426
Active accounts	154,786	131,778
Total retail trading volume(1) (billions)	$1,759	$1,566
Retail trading revenue per million traded(1)	$97	$99

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $17.0 million or 11% to $171.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was due primarily to retail trading volumes increasing 12% as a result of organic growth and the acquisitions of ODL and FXCMJ in the six months ended June 30, 2011 versus the six months ended June 30, 2010, partially offset by a 2% decrease in markup to $97 per million traded. Our retail markup is influenced by a number of factors but tends to be negatively impacted by lower volatilities in the currency markets. In the first six months ended June 30, 2011, currency volatilities were lower than the first six months ended June 30, 2010 on average, the latter period including a very volatile May 2010 where Euro zone troubles were of particular focus.

Institutional trading revenue increased by $0.5 million or 4% to $14.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. While institutional trading volume increased 7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 our markup or institutional trading revenue per million traded declined 15%. Our institutional markup is influenced by customer mix, with some institutional customers paying a higher markup than others. The second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Interest income increased by $0.9 million or 86% to $1.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to higher cash balances which increased by 76% at June 30, 2011 versus June 30, 2010.

Other income increased 126% to $10.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due primarily to the recognition of $4.5 million in deferred revenue in the first quarter 2011 as income upon the termination of an agreement to provide trade execution services to FXCMJ as well as the inclusion of $3.8 million in revenues in the six months ended June 30, 2011 from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.

Expenses

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Expenses:
Referring broker fees	$24,932	$21,418
Compensation and benefits	23,121	17,608
Advertising and marketing	7,487	5,979
Communications and technology	8,010	7,260
General and administrative	29,244	9,181
Depreciation and amortization	4,740	1,718
Interest expense	60	25
Total expenses	$97,594	$63,189

Referring broker fees increased $3.5 million or 16% to $24.9 million for the three months ended June 30, 2011 compared to the three months ended June, 2010. The change was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. Indirect volume increased 26% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to a higher proportion of trading volume in the three months ended June 30, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL which was acquired in October 1, 2010 added $0.6 million in referring broker fees in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Compensation and benefits expense increased $5.5 million or 31% to $23.1 million for the three months ended June 30, 2011 compared to the same period in 2010. The change was due primarily to $2.0 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010, and $3.5 million from ODL and FXCMJ which were acquired in October 2010 and March 31, 2011, respectively.

Advertising and marketing expense increased $1.5 million or 25% to $7.5 million for the three months ended June 30, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $0.8 million or 10% to $8.0 million for the three months ended June 30, 2011, compared to the same period in 2010. $1.9 million of the increase resulted from the inclusion of ODL’s and FXCMJ’s communication and technology costs included in the Company’s results of operations compared to the three months ended June 30 2010, offset by a decrease in communication and technology expense during the quarter ended June 30, 2011 compared to the same prior period. Prior period’s expense included $0.5 million of disputed charges from a third party provider which were subsequently settled in the Company’s favor and a $0.8 million decrease in communication and technology expense due to increased capitalized software costs.

General and administrative expense increased $20.1 million or 219% to $29.2 million for the three months ended June 30, 2011 compared to the same period in 2010. $16.0 million in the increase was due to reserves established in anticipation of a settlement with the NFA and the CFTC relating to trade execution activities, $2.7 million due to the inclusion of ODL and FXCMJ in the results of the three months ended June 30, 2011, and $1.3 million in higher bank fees, primarily prime brokerage fees.

Depreciation and amortization expense rose $3.0 million or 176% to $4.7 million during the three months ended June 30, 2011 compared to the same period in 2010. Of this amount, $1.6 million was increased amortization due to the amortization of intangibles acquired in the ODL and FXCMJ purchases, $0.5 million due to the inclusion of ODL and FXCMJ in the Company’s results in the three months ended June 30, 2011 following the acquisition of ODL and FXCMJ in October 2010 and March 31, 2011, respectively. The remainder is due to higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Expenses:
Referring broker fees	$46,533	$37,073
Compensation and benefits	45,707	34,499
Advertising and marketing	14,505	11,315
Communications and technology	15,369	12,798
General and administrative	42,159	17,614
Depreciation and amortization	8,834	3,461
Interest expense	133	51
Total expenses	$173,240	$116,811

Referring broker fees increased $9.5 million or 26% to $46.5 million for the six months ended June 30, 2011 compared to the six months ended June, 2010. The change was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. Indirect volume increased 28% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to a higher proportion of trading volume in the six months ended June 30, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL which was acquired in October 1, 2010 added $1.7 million in referring broker fees in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Compensation and benefits expense increased $11.2 million or 32% to $45.7 million for the six months ended June 30, 2011 compared to the same period in 2010. The change was due primarily to $4.4 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and $5.9 million from ODL and FXCMJ which were acquired in October 2010 and March 31, 2011, respectively.

Advertising and marketing expense increased $3.2 million or 28% to $14.5 million for the six months ended June 30, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $2.6 million or 20% to $15.4 million for the six months ended June 30, 2011, compared to the same period in 2010. $2.8 million of the increase is due to the acquisition of ODL and FXCMJ offset by a slight decrease in communication and technology expense relating to our institutional trading as correlated to the small decrease in institutional trading revenues for the six months ended June 30, 2011.

General and administrative expense increased $24.5 million or 139% to $42.2 million for the six months ended June 30, 2011 compared to the same period in 2010. $16.0 million is the increase was due to reserves established in anticipation of a settlement with the NFA and the CFTC relating to trade execution activities, $5.4 million due to the inclusion of ODL and FXCMJ in the results of the six months ended June 30, 2011, $1.2 million in higher bank fees, primarily prime brokerage fees, $1.2 million in higher professional fees due to an expansion in our business and $0.4 million in higher rent expense.

Depreciation and amortization expense rose $5.4 million or 155% to $8.8 million during the six months ended June 30, 2011 compared to the same period in 2010. Of this amount, $3.1 million was increased amortization due to the amortization of intangibles acquired in the ODL and FXCMJ purchases, $0.8 million due to the inclusion of depreciation related to ODL and FXCMJ in the Company’s results in the three months ended June 30, 2011 following the acquisition of ODL and FXCMJ in October 2010 and March 31, 2011, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Income Taxes

	Three Months Ended June 30,
	2011	2010
	(In thousands, except percentages)
Income before income taxes	$5,805	$33,473
Income tax provision	$2,070	$2,358
Effective tax rate	35.7%	7.0%

Income tax provision decreased $0.3 million or 12% to $2.1 million for the three months ended June 30, 2011 compared to the same period in 2010. FXCM’s effective rate increased to 35.7% for the three months ended June 30, 2011 from 7.0% for the three months ended June 30, 2010.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The increase in the effective tax rate for the three months ended June 30, 2011 from

June 30, 2010 was due primarily to $16.0 million of reserve recorded in anticipation of a settlement with the NFA and CFTC relating to trade execution activities. A portion of the reserve is not tax deductible, therefore, increasing taxable income, income tax provision and the effective tax rate.

	Six Months Ended June 30,
	2011	2010
	(In thousands, except percentages)
Income before income taxes	$24,811	$56,811
Income tax provision	$2,619	$4,966
Effective tax rate	10.6%	8.7%

Income tax provision decreased $2.3 million or 47% to $2.6 million for the six months ended June 30, 2011 compared to the same period in 2010. FXCM’s effective rate increased to 10.6% for the six months ended June 30, 2011 from 8.7% for the six months ended June 30, 2010.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The increase in the effective tax rate for the six months ended June 30, 2011 from June 30, 2010 was due primarily to $16.0 million of reserve recorded in anticipation of a settlement with the NFA and CFTC relating to trade execution activities. A portion of the reserve is not tax deductible, therefore, increasing taxable income, income tax provision and the effective tax rate.

Segment Results

Period ended June 30, 2011 and 2010

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 154,785 active retail customers globally as of June 30, 2011.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$96,678	$89,188
Operating expenses	54,955	44,855
Income before income taxes	$41,723	$44,333

Revenues for the Retail Trading segment increased $7.5 million or 8.0% for the three ended June 30, 2011 compared to the same period in 2010. The increase is a result of retail customer trading volume increased 14% to $938 billion, partially offset by markup for retail trading revenue per million traded decreasing 5% from $105 to $100.

Operating expenses increased $10.1 million to $55.0 million for the period ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to $3.2 million in higher referring broker fees, $1.2 million in higher compensation and benefits expense, $3.0 million in higher depreciation and amortization expense, $1.5 million or 25% in higher advertising and marketing expense and $1.2 million of higher general and administrative expenses. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the three months ended June 30, 2011 compared to the same period ended June 30, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the ODL and FXCMJ purchases and the inclusion of ODL’s and FXCMJ’s depreciation and amortization expenses in the Company’s results in the three months ended June 30, 2011 following the acquisitions of ODL and

FXCMJ in October 2010 and March 2011, respectively. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011. The increase in general and administrative expense fees was primarily due to the inclusion of ODL and FXCMJ in the Company’s results for the three months ended June 30, 2011 compared to the same period ended June 30, 2010 and higher prime brokerage fees and credit card processing fees.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$183,951	$159,961
Operating expenses	104,897	79,374
Income before income taxes	$79,054	$80,587

Revenues for the Retail Trading segment increased $24.0 million or 15% for the six months ended June 30, 2011 compared to the same period in 2010. The increase is a result of retail customer trading volume increased 12% to $1,759 billion, partially offset by the markup for retail trading revenue per million traded decreasing 1% from to $99 from $97, and the recognition of $4.5 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ in the six months ended June 30, 2011, partially offset by the inclusion of $3.8 million in revenues from ODL’s equity broker-dealer business in the six months ended June 30, 2011, acquired in October 2010.

Operating expenses increased $25.5 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to $8.8 million or 24% higher referring broker fees, $4.8 million or 21% in higher compensation and benefits expense, $5.4 million or 100% higher depreciation and amortization expense, $3.2 million or 28% in higher advertising and marketing expense and $3.3 million or 67% of higher general and administrative expenses. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the six months ended June 30, 2011 compared to the same period ended June 30, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the ODL and FXCMJ purchases and the inclusion of ODL’s and FXCMJ’s depreciation and amortization expenses in the Company’s results in the six months ended June 30, 2011 following the acquisitions of ODL and FXCMJ in October 2010 and March 2011, respectively. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011. The increase in general and administrative expense fees was primarily due to the inclusion of ODL and FXCMJ in the Company’s results for the six months ended June 30, 2011 compared to the same period ended June 30, 2010 and higher prime brokerage fees.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$6,721	$7,402
Operating expenses	5,391	5,564
Income before income taxes	$1,330	$1,838

Revenues for our Institutional Trading segment decreased $0.7 million or 9% to $6.7 million for the period ended June 30, 2011 compared to the period ended June 30, 2010. While institutional trading volume increased 7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 our markup or institutional trading revenue per million traded declined 15%. Our institutional markup is dependent on customer mix, with some customers paying a higher markup than others. In the second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Operating expenses decreased insignificantly by $0.2 million or 3% to $5.4 million for the period ended June 30, 2011 compared to the period ended June 30, 2010. The change is due primarily to $1.1 million or 46% increase in communication and technology expense, which reflected the settlement of a disputed amount in 2010 to a third party provider of the platform used by the institutional segment which was non-recurring in 2011. This was offset by higher referring broker fees of $0.3 million and by $0.5 million in higher compensation and benefits expense resulting from stock options awards granted at the time of the IPO in December 2010 and higher benefit costs.

	Six Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$14,100	$13,589
Operating expenses	10,157	8,967
Income before income taxes	$3,943	$4,622

Revenues for our Institutional Trading segment increased $0.5 million or 4% for the six months ended June 30, 2011 compared to the same period in 2010. While institutional trading volume increased 16% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 our markup or institutional trading revenue per million traded declined 15%. Our institutional markup is influenced by customer mix, with some institutional customers paying a higher markup than others. In the second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Operating expenses increased $1.2 million or 13% for the six months ended June 30, 2011 compared to the same period in 2010. The change is due primarily to $0.6 million or 191% of higher referring broker fees due to higher business activity, $0.9 million in higher compensation and benefits expense resulting from stock options awards granted at the time of the IPO in December 2010 and higher benefit costs, offset by $0.7 million of lower communication and technology expense, due to a non-recurring lump sum settlement of a disputed amount in the prior year to a third party provider of the platform used by the institutional segment to provide trading services.

Corporate — Loss before income taxes of the Corporate segment for the periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$—	$72
Operating expenses	37,248	12,770
Loss before income taxes	$(37,248)	$(12,698)

Loss before income taxes increased $24.5 million or 193% to $37.2 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to the $16 million regulatory settlement reserve established, higher compensation cost of $3.8 million and $1.9 million in Communication and Technology costs resulting from the inclusion of ODL and $1.3 million in general and administrative costs, $0.6 million due to increased rent and occupancy expenses resulting from additional branch office openings in Europe, the relocation of our Hong Kong office as well as increased office space in New York, and $0.8 million due to an increase in, legal and accounting fees.

	Six Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Revenues	$—	$72
Operating expenses	58,186	28,470
Loss before income taxes	$(58,186)	$(28,398)

Loss before income taxes increased $29.7 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to the $16 million regulatory settlement reserve and higher compensation cost of $5.4 million resulting from the inclusion of ODL and stock compensation awards. Communication and Technology costs were $3.2 million higher and general and administrative costs increased $2.5 million also as a result of the addition of ODL costs. $1.4 million in increased rent and occupancy expenses were the result of additional branch office openings in Europe, the relocation of our Hong Kong office and increased office space in New York, and $1.2 million was due to an increase in legal and accounting fees.

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

		As of June 30, 2011
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$26.4	$60.6	$34.2
Forex Capital Markets, Ltd.	U.K.	12.0	28.7	16.7
FXCM Asia, Ltd.	Hong Kong	6.2	16.1	9.9
FXCM Australia, Ltd.	Australia	1.5	3.9	2.4
ODL Group, Ltd.	U.K.	7.0	26.7	19.7
FXCM Securities, Ltd.	U.K.	5.1	25.2	20.1
ODL Japan, Ltd.	Japan	0.8	2.1	1.3
FXCM Japan Inc.	Japan	3.6	12.0	8.4

Cash Flow and Capital Expenditures

Six months Ended June 30, 2011 and 2010

The following table sets forth a summary of our cash flow for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
	(In thousands)
Cash provided by operating activities	$29,365	$57,329
Cash used for investing activities	(21,093)	(3,538)
Cash used for financing activities	(23,875)	(40,722)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,812	83
Net increase (decrease) in cash and cash equivalents	(13,791)	13,152
Cash and cash equivalents – end of period	$179,539	$153,010

Cash provided by operating activities was $29.4 million for the six months ended June 30, 2011 compared to $57.3 million for the six months ended June 30, 2010, a decrease of $28.0 million. This decrease was primarily due to a decrease in net income of $29.7 million and an increase in the adjustments to reconcile net income to net cash provided by operating activities in the amount of $1.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The adjustments to reconcile net income to net cash provided by operating activities was primarily a result of a increase in accounts receivable of $0.7 million for the six months ended June 30, 2011 compared to a decrease of $2.7 million for the six months ended June 30, 2010, a decrease in due to brokers of $10.5 million for the six months ended June 30, 2011 compared to an increase of $7.1 million for the six months ended June 30, 2010, an decrease in deferred gains of $9.9 million for the six months ended June 30, 2011 versus $0.6 million for the six months ended June 30, 2010 as a result of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ, depreciation and amortization expense of $8.8 million versus $3.5 million for the six months ended June 30, 2011 and 2010, respectively, due to an increase of the expenses relating to the amortization of intangible assets resulting from the purchases of ODL and FXCMJ and equity compensation expense of $4.4 million for the six months ended June 30, 2011 relating to stock compensation awards granted at the time of the Company’s IPO.

Cash used in investing activities was $21.1 million for the six months ended June 30, 2011 compared to $3.5 million for the six months ended June 30, 2010, an increase of $17.6 million. The reason for the increase in cash used was $15.7 million for the purchase of fixed assets for the six months ended June 30, 2011 compared to $3.5 million for the purchase of fixed assets for the three months ended June 30, 2010, cash paid for the acquisition of FXCMJ of $4.9 million and purchase of intangible assets in the amount of $0.5 million.

Cash used in financing activities was $23.9 million for the six months ended June 30, 2011 compared to $40.7 million for the six months ended June 30, 2010, a decrease of $16.8 million. The decrease in cash used in financing activities was due to a distribution to members in the amount of $18.3 million for the six months ended June 30, 2011 compared to a payout of $40.7 million in the six months ended June 30, 2010, Dividends paid in the amount of $2.1 million and the repurchase of treasury stock in the amount of $3.4 million.

Capital expenditure $15.7 million for the six months ended June 30, 2011 and $3.5 million for the six months ended June 30, 2010. Capital expenditure for the six months ended June 30, 2011 relate to software of $4.2 million, licenses of $8.3 million and computer equipment of $3.0 capitalized.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the initial public offering of FXCM Inc. and also reflects the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the noncontrolling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units
2.	Stock Based Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
3.	Income Taxes. Prior to the initial public offering we were organized as a series of limited liability companies and foreign corporations and, even following the initial public offering, not all of the Company income is subject to corporate-level taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted a conventional corporate tax structure and are taxed as a C corporation in the U.S. at the prevailing corporate rates, that all deferred tax assets relating to foreign operations are fully realizable within the structure on a consolidated basis and that adjustments for deferred tax assets related to the ultimate tax deductions for equity-based compensation awards are made directly to stockholders’ equity. This assumption is consistent with the assumption that all FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above as the assumed exchange would change our tax structure of the Company.
4.	Regulatory Reserve. During the three months ended June 30, 2011, the Company established a reserve of $16.0 million regarding a settlement with the NFA and ongoing discussions with the

CFTC relating to trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings LLC, certain founding members of FXCM Holdings agreed to reimburse the cost of these matters, up to $16.0 million. In July 2011, $16.0 million of additional capital was provided by the respective founding members and their capital accounts were increased and decreased for the funding and expense, respectively, in accordance with their membership interest in Holdings. Given there was no impact to FXCM Inc.'s net income for the three and six months ended June 30, 2011 as the expense was allocated to such members as permitted under the specific allocations terms of Holdings’ partnership agreement, the Company believes it is useful to provide the effects of eliminating these expenses.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011					2010
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$103,399	—		$103,399		$96,662	—		$96,662
Expenses
Referring broker fees	24,932	—		24,932		21,418	—		21,418
Compensation and benefits	23,121	(1,967	)(1)	21,154		17,608	—		17,608
Depreciation and amortization	4,740	—		4,740		1,718	—		1,718
Other expense	44,801	(16,000	)(2)	28,801		22,445	—		22,445
Total expenses	97,594	(17,967)		79,627		63,189	—		63,189
Income before income taxes	5,805	17,967		23,772		33,473	—		33,473
Income tax provision	2,070	6,070	(3)	8,140		2,358	10,027	(3)	12,385
Net income	3,735	11,897		15,632		31,115	(10,027)		21,088
Net income attributable to non-controlling interest	420	(420	)(4)	—		31,115	(31,115	)(4)	—
Net income attributable to FXCM Inc.	$3,315	12,317		$15,632		—	21,088		21,088
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,195	(5)	—	—		75,300	(5)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.21		—	—		$0.28

(1)	Represents the elimination of equity-based compensation.
(2)	Represents an adjustment to reflect a reserve established relating to a settlement with the NFA and ongoing discussions with the CFTC regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, certain founding members of FXCM Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.’s net income for the three and six months ended June 30, 2011 as the entire expense was allocated to such founding members. In July 2011, $16.0 million of additional capital was provided by the respective founding members.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 34.2% and 37.0% for the three months ended June 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011					2010
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$198,051	—		$198,051		$173,622	—		$173,622
Expenses
Referring broker fees	46,533	—		46,533		37,073	—		37,073
Compensation and benefits	45,707	(4,400)(1)		41,307		34,499	—		34,499
Depreciation and amortization	8,834	—		8,834		3,461	—		3,461
Other expense	72,166	(16,000)(2)		56,166		41,778	—		41,778
Total expenses	173,240	(20,400)		152,840		116,811	—		116,811
Income before income taxes	24,811	20,400		45,211		56,811	—		56,811
Income tax provision	2,619	13,221	(3)	15,840		4,966	16,023	(3)	20,989
Net income	22,192	7,179		29,371		51,845	(16,023		35,822
Net income attributable to non-controlling interest	16,081	(16,081	)(4)	—		51,845	(51,845	)(4)	—
Net income attributable to FXCM Inc.	$6,111	23,260		$29,371		—	35,822		35,822
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,247	(5)	—	—		75,300	(5)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.39		—	—		$0.48

(1)	Represents the elimination of equity-based compensation.
(2)	Represents an adjustment to reflect a reserve established relating to a settlement with the NFA and ongoing discussions with the CFTC regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, certain founding members of FXCM Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.’s net income for the three and six months ended June 30, 2011 as the entire expense was allocated to such founding members. In July 2011, $16.0 million of additional capital was provided by the respective founding members.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 35.0% and 36.9% for the three months ended June 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.

(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	In millions
Net income attributable to FXCM Inc.	15,632	21,088	29,371	35,822
Net income attributable to non-controlling interest	—	—	—	—
Provision for income taxes	8,140	12,385	15,840	20,989
Depreciation and amortization	4,740	1,718	8,834	3,461
EBITDA	28,512	35,191	54,045	60,272

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at June 30, 2011:

	As of June 30, 2011
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$50,303	$2,631	$9,348	$8,442	$29,882
Vendor obligations	1,800	826	893	68	13
Total	$52,103	$3,457	$10,241	$8,510	$29,895

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the three months ended June 30, 2011, there were no recently issued accounting pronouncements that were applicable and adopted by the Company.

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

As at June 30, 2011, 13% of our net assets (assets less liabilities) were in British pounds, 6% in Euros, 9% in Japanese yen, and 23% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $6.9 million in the case of British pounds, $1.5 million for Euros and $2.5 million for Japanese yen and $3.3 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at June 30, 2011, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $5.1 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the three months ended June 30, 2011 and 2010, we incurred $0.6 million and $0.6 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2011, our exposure to our three largest institutional counterparties, all major global banking institutions, was 49% of total assets and the single largest within the group was 17% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of June 30, 2011, our net unhedged exposure to CFD customer positions was 3% of total assets. A 1% change in the value of our unhedged CFD positions as of June 30, 2011 would result in a $0.3 million decrease in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2011, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 14% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2011, we had $62.6 million in regulatory capital requirements at our regulated subsidiaries and $211.1 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation

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

In June 2010, Forex Capital Markets (US) was contacted by the NFA requesting information regarding trade execution activities. In November 2010, US was additionally contacted by the CFTC for similar information. In July 2011, US reached a settlement with the NFA in which it neither admitted nor denied having committed any rule violation and whereby US agreed to make a good faith effort to credit accounts of certain of its customers. US also agreed to pay a fine to the NFA. US is also engaged in ongoing discussions with the CFTC with regard to the above inquiry. In the second quarter of 2011, the Company established a reserve of approximately $16.0 million relating to these matters and is included in general and administrative in the condensed consolidated statement of operations and comprehensive income.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse US for the amounts related to the NFA and CFTC matters, up to $16.0 million. Consequently, there was no impact to the Corporation’s net income for the three and six months ended June 30, 2011, as the expense was allocated to such members for such expenses as permitted under the terms of the LLC Agreement. In July 2011, $16.0 million of additional capital was provided by the respective founding members (see Notes 2, 13 and 22 to our Unaudited Condensed Consolidated Financial Statements).

In September 2010, Forex Capital Markets Limited (UK) became aware of changes in U.S. law that might preclude it from continuing to serve as a counterparty in retail FX transactions with U.S. persons absent registration as a retail foreign exchange dealer, as set forth under Part 5 of the CFTC Regulations, effective as of October 18, 2010. During the three months ended June 30, 2011, the Company established a reserve of $0.1million relating to this matter and is included in general and administrative in the condensed consolidated statement of operations and comprehensive income. In August 2011, UK reached a settlement with the CFTC regarding the 11-day period in 2010 in which UK was not in compliance with the CFTC’s registration requirement. Under the terms of the settlement, UK has agreed to pay a fine of approximately $0.1 million to the CFTC to resolve this matter.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq ., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by Forex Capital Markets LLC during April 2011 and a decision is pending.

On March 3, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against FXCM Inc., as well as certain of our officers and directors and three underwriters in our IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleges false or misleading statements in the IPO prospectus regarding the Company's business model and trading platforms, and sought an unspecified amount of damages on behalf of persons who purchased our Class A common stock in the IPO. On July 1, 2011, a Stipulation of Dismissal with Prejudice (the “Dismissal”) was filed with the United States District Court for the Southern District of New York. As a result of the Dismissal, all claims asserted by Plaintiff against Defendants were dismissed with prejudice.

As discussed above, during three months ended June 30, 2011, the Company established reserves of approximately $16.1 million. As to the other matters described above, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company, based on current knowledge and after consultation with counsel, does not expect that the resolution of such other matters will have a material effect on the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

The risks described in our Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of Class A common stock repurchased by the Company during the quarter ended June 30, 2011, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
Month 1: April 1, 2011 to April 30, 2011	—	$—	—	$30,000,000
Month 2: May 1, 2011 to May 31, 2011	183,567	8.9823	183,567	28,351,146
Month 3: June 1, 2011 to June 30, 2011	183,109	9.2586	183,109	26,655,813
Total	366,676	$9.1205	366,676	26,655,813

On May 17, 2011, the Company announced that its board of directors authorized the repurchased of up to $30,000,000 of its Class A common stock. The Company is not obligated to purchase any shares under the repurchase program and the repurchase program does not have an expiration date. All of the above repurchases were part of this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On June 27, 2011, Forex Capital Markets LLC (US) entered into a Funding Agreement with Dror (Drew) Niv, David Sakhai, William Ahdout, Kenneth Grossman, Eduard Yusopov and another non-managing member of FXCM Holdings, LLC whereby such persons agreed to make capital contributions up to $16.0 million in the aggregate to fund the anticipated settlement amounts with the National Futures Association and the Commodity Futures Trading Commission described in further detail in the “Litigation” section in Note 18 to our Unaudited Condensed Consolidated Financial Statements. The Funding Agreement is filed as exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit
10.1*	Funding Agreement, dated June 27, 2011
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: August 15, 2011	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: August 15, 2011	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)