Form 10-Q
period 2011-09-30
FXCM Inc.
filed 2011-11-14
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 15,368,028 as of November 14, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 14, 2011 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2011

i

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

PART I

Item 1 — Financial Statements (Unaudited)

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Financial Condition (Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$177,582	$193,330
Cash and cash equivalents, held for customers	828,235	641,152
Due from brokers	8,136	125
Accounts receivable, net	16,143	18,324
Deferred tax asset	8,017	7,625
Tax receivable	546	1,643
Total current assets	1,038,659	862,199
Deferred tax asset	83,474	90,107
Office, communication and computer equipment, net	32,386	18,709
Goodwill	38,289	37,937
Other intangible assets, net	23,995	26,472
Other assets	17,045	12,369
Total assets	$1,233,848	$1,047,793
Liabilities and Equity
Current liabilities
Customer account liabilities	$828,235	$641,152
Accounts payable and accrued expenses	52,273	37,470
Due to brokers	694	13,314
Deferred tax liability	1,650	1,844
Due to related parties pursuant to tax receivable agreement	3,744	3,817
Deferred revenue	—	6,000
Total current liabilities	886,596	703,597
Deferred tax liability	4,735	5,770
Due to related parties pursuant to tax receivable agreement	67,702	70,419
Total liabilities	959,033	779,786
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 15,368,028 and 17,319,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	154	173
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2011 and December 31, 2010	1	1
Additional paid-in-capital	87,215	101,848
Retained earnings	6,661	146
Accumulated other comprehensive income	67	52
Total stockholders’ equity	94,098	102,220
Non-controlling interest	180,717	165,787
Total stockholders’ equity	274,815	268,007
Total liabilities and stockholders’ equity	$1,233,848	$1,047,793

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$97,017	$80,383	$268,234	$234,608
Institutional trading revenue	7,720	7,190	21,820	20,779
Interest income	963	488	2,837	1,493
Other income	3,368	2,470	14,228	7,273
Total revenues	109,068	90,531	307,119	264,153
Expenses
Referring broker fees	25,720	24,607	72,253	61,680
Compensation and benefits	22,955	17,826	68,662	52,325
Advertising and marketing	9,870	5,601	24,375	16,916
Communication and technology	8,190	6,373	23,559	19,171
General and administrative	13,197	8,178	55,356	25,792
Depreciation and amortization	5,367	1,831	14,201	5,292
Interest expense	93	27	226	78
Total expenses	85,392	64,443	258,632	181,254
Income before income taxes	23,676	26,088	48,487	82,899
Income tax provision/(benefit)	8,136	(1,449)	10,756	3,517
Net income	15,540	27,537	37,731	79,382
Net income attributable to members of FXCM Holdings, LLC	12,142	27,537	28,222	79,382
Net income attributable to FXCM Inc. for the three and nine months ended September 30, 2011	3,398	—	9,509	—
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(2,809)	370	(290)	226
Comprehensive income/(loss)	12,731	27,907	37,441	79,608
Comprehensive income attributable to members of FXCM Holdings, LLC	9,906	27,907	27,917	79,608
Comprehensive income/(loss) attributable to FXCM Inc. for the three and nine months ended September 30, 2011	$2,825	$—	$9,524	$—

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average shares of Class A common stock outstanding:
Basic	16,468	—	16,997	—
Diluted	16,468	—	16,997	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.21	$—	$0.56	$—
Diluted	$0.21	$—	$0.56	$—
Dividends declared per common share	$0.06	$—	$0.18	$—

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive	Additional Paid-in Capital	Common Stock – Class B		Common Stock – Class A		Total Stockholders' Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2011	$165,787	$146	$52	$101,848	100	$1	17,319,000	$173	$268,007
Net income	28,222	9,509	—	—	—	—	—	—	37,731
Other comprehensive income, net of tax
Foreign currency translation gain	(305)	—	15	—	—	—	—	—	(290)
Repurchase of class A common stock pursuant to publicly announced program	—	—	—	(21,931)	—	—	(1,950,972)	(19)	(21,950)
Employee stock options	—	—	—	7,298	—	—	—	—	7,298
Dividends on Class A common stock	—	(2,994)	—	—	—	—	—	—	(2,994)
Payments for IPO costs	(141)	—	—	—	—	—	—	—	(141)
Contributions	16,265	—	—	—	—	—	—	—	16,265
Distributions	(29,111)	—	—	—	—	—	—	—	(29,111)
Balance as of September 30, 2011	$180,717	$6,661	$67	$87,215	100	$1	15,368,028	$154	$274,815

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$37,731	$79,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,201	5,292
Stock-based compensation	6,526	—
Deferred tax expense	4,960	180
Deferred revenue	(6,000)	(4,500)
Loss on disposal of fixed assets	143	10
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(72,529)	(70,547)
Restricted cash	—	(9,356)
Due from brokers	(8,011)	705
Accounts receivable	2,373	(6,647)
Taxes receivables	1,575	—
Other assets	(3,487)	(3,169)
Customer account liabilities	73,058	70,772
Accounts payable and accrued expenses	11,342	(1,050)
Due to brokers	(12,620)	(82)
Net cash provided by operating activities	49,262	60,990
Cash Flows From Investing Activities
Payment for acquisition, net of cash acquired	(4,898)	—
Purchase of intangibles	(1,304)	—
Purchases of office, communication and computer equipment	(19,926)	(6,016)
Net cash used in investing activities	(26,128)	(6,016)
Cash Flows From Financing Activities
Payments for IPO costs	(141)	—
Members’ distributions	(29,111)	(70,724)
Contribution from members	16,265	—
Dividends paid	(2,994)	—
Stock repurchased	(21,950)	—
Net cash used in financing activities	(37,931)	(70,724)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(951)	1
Net decrease in cash and cash equivalents	(15,748)	(15,749)
Cash and Cash Equivalents
Beginning of period	193,330	139,858
End of Period	$177,582	$124,109
Supplemental Disclosures
Cash paid for taxes	$2,653	$8,846

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

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, LLC(“US”), FXCM Canada, Ltd. (“Canada”), Forex Trading, LLC (“FXT”) and ODL Group Limited (“ODL”).FXT’s wholly owned subsidiaries include FXCM Asia Limited (“HK”), Forex Capital Markets Limited(“UK”), and FXCM Australia, Ltd. (“Australia). On October 1, 2010, the Company acquired ODL, a leadingbroker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the“U.K.”). ODL’s wholly owned subsidiaries include FXCM Securities Limited (“FSL”) (formerly, ODLSecurities Limited) and FXCM Japan Securities Co., Limited. (“FJSL”) (formerly, ODL Japan Co. Limited (“ODL JL''). On March 31, 2011, the Company acquired FXCM Japan, Inc., (“FXCMJ”) a Japan-based foreign exchange provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ was a wholly owned subsidiary of ODL JL. FXCMJ’s wholly owned subsidiary is GCI Technology USA, Inc. On July 10, 2011, FXCMJ merged into ODL JL and ODL JL concurrently changed its name to FXCM Japan Securities Co., Limited.

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the condensed consolidated statements of operations and comprehensive income. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading. Additionally, the Company is engaged in

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a FX broker of contracts for differences (“CFDs”), spread betting, equities and equity options.

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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 21.0% and 79.0%, respectively, as of September 30, 2011. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 23.0% and 77.0%, respectively, as of December 31, 2010. Net income attributable to the non-controlling interest on the statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit-holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

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
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions. The balance arises primarily from cash deposited by customers, customer margin balances, and cash held by FX market makers related to hedging activities. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the condensed consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $706.8 million and $502.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including, due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of September 30, 2011 and December 31, 2010. The Company did not have any transfers in or out of Level I and II during the nine months ended September 30, 2011, and the year ended December 31, 2010. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Due from/to Brokers

Due from/to Brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. The Company has master netting agreements with its respective counterparties under which it is due to/from brokers balances are presented on a net-by-counterparty basis in accordance with U.S. GAAP.

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

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

Goodwill

The Company recorded goodwill from the acquisition of ODL and FXCMJ. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable companies and the trading price of our common stock and other factors. There was no impairment of goodwill for the nine months ended September 30, 2011 and year ended December 31, 2010. Although there is no impairment as of September 30, 2011, events such as economic weakness and unexpected

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, non-compete agreements and trade name acquired from ODL and FXCMJ.

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years, 2 to 3 years and 1 year, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the nine months ended September 30, 2011 and year ended December 31, 2010.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the nine months ended September 30, 2011 and year ended December 31, 2010.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of equity method investments was $3.5 million and $3.6 million as of September 30, 2011 and December 31, 2010, respectively, and is reflected in other assets in the condensed consolidated statements of financial condition.

Accounts Receivable, net

As of September 30, 2011 and December 31, 2010, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of September 30, 2011 and December 31, 2010. There was no reserve netted against receivables in the condensed consolidated statement of financial condition as of September 30, 2011 and December 31, 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the condensed consolidated statement of financial condition dates through the condensed consolidated statements of operations and comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the condensed consolidated statements of operations and comprehensive income. Gains resulting from foreign currency transactions were not material for the three and nine months ended September 30, 2011. The Company recorded a gain of $3.7 million and a gain of $1.0 million for the three and nine months ended September 30, 2010, respectively.

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

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in CFDs, payments for order flow, rollovers and spread betting. The Company’s policy is to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company’s realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis.

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

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd (“GCI”). As consideration for the services, the Company received an upfront non- refundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the three and nine months ended September 30, 2011 and 2010. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCM, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the condensed consolidated statements of operations and comprehensive income.

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

Recently Adopted Accounting Pronouncements

During the three and nine months ended September 30, 2011, issued accounting pronouncements that were applicable but not adopted by the Company:

Accounting Standards Not Yet Adopted

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for the Company on January 1, 2012 and will impact the presentation of the Company's consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This accounting guidance is effective for the Company on January 1, 2012 with early adoption permitted. The Company adopted this guidance as of September 30, 2011. Since this guidance only changes the manner in which the Company assess goodwill for impairment, it did not affect its financial position or results of operations.

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the nine months period ended September 30, 2011, the Company repurchased a portion of its outstanding Class A common stock (see Note 15). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest as presented in the following table, with amounts in thousands, except share data:

	Shares Outstanding	Economic Interest in Holdings
		Non- Controlling	FXCM Inc.	Total
Balance as of December 31, 2010	17,319,000	77.00%	23.00%	100.00%
Class A common stock repurchased pursuant to publicly announced program	(1,950,972)	2.00%	(2.00)%	0.00%
Balance as of September 30, 2011	15,368,028	79.0%	21.0%	100.0%

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of FXCMJ and ODL had been completed on January 1, 2011 and 2010, with amounts in thousands:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total revenues	$109,068	$100,852	$305,043	$305,612
Net Income	$15,540	$12,111	$32,251	$48,153

These pro forma results for the three and nine months ended September 30, 2011 and 2010 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with ODL and FXCMJ prior to the acquisitions.

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions and CFDs, including unrealized gains and losses on open foreign exchange commitments and CFDs. Customer account liabilities were $828.2 million and $641.2 million as of September 30, 2011 and December 31, 2010, respectively.

Note 6. Equity Method Investment

As of September 30, 2011 and December 31, 2010, the Company had $3.5 million and $3.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26% equity interest in a developer of FX trading software. Equity method investments are included in other assets in the condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the three and nine months ended September 30, 2011 and 2010 and is included in other income in the condensed consolidated statements of operations and comprehensive income.

There were no dividend distributions received from the FX trading software developer during the three and nine months ended September 30, 2011 and 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of September 30, 2011 and December 31, 2010, with amounts in thousands:

	September 30, 2011	December 31, 2010
Computer equipment	$24,164	$20,412
Software	14,358	5,435
Leasehold improvements	4,376	4,419
Furniture and fixtures and other equipment	2,101	1,722
Licenses	17,669	8,083
Communication equipment	1,162	926
	63,830	40,997
Less: Accumulated depreciation	(31,444)	(22,288)
Office, communication and computer equipment, net	$32,386	$18,709

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense was $3.7 million and $9.2 million for the three and nine months ended September 30, 2011, respectively. Depreciation expense was $1.6 million and $4.6 million for the three and nine months ended September 30, 2010, respectively. The amount of fixed assets disposed of by the Company during the three and nine months ended September 30, 2011 was not material.

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2011, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2010	$27,105	$10,832	$37,937
Goodwill acquired	369	—	369
Foreign currency translation adjustment	(12)	(5)	(17)
Balance at September 30, 2011	$27,462	$10,827	$38,289

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of September 30, 2011 and December 31, 2010, with amounts in thousands:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$23,906	$(5,222)	$18,684	$21,547	$(2,443)	$19,104
Non-compete agreements	7,214	(2,644)	4,570	7,214	(644)	6,570
Trade name	338	(338)	(0)	330	(83)	247
Foreign currency translation adjustment	(212)	202	(10)	(199)	—	(199)
Total finite-lived intangible assets	$31,246	$(8,002)	$23,244	$28,892	$(3,170)	$25,722
Indefinite-lived intangible assets
License	601	—	601	600	—	600
Exchange membership seat	150	—	150	150	—	150
Total indefinite-lived intangible assets	$751	$—	$751	$750	$—	$750

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years and 1 year, respectively, and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2011, respectively. Amortization expense was not material for the three months ended September 30, 2010 and $0.7 million for the nine months ended September 30, 2010. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2011 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2011	$1,608
2012	6,303
2013	5,259
2014	3,288
2015	3,006
Thereafter	3,780
$23,244

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Other Assets

Other assets were comprised of the following as of September 30, 2011 and December 31, 2010, with amounts in thousands:

	September 30, 2011	December 31, 2010
Prepaid expenses	$7,288	$5,714
Equity method investments	3,500	3,632
Employee advances	2,276	2,144
Deposits	3,980	504
Other	1	375
	$17,045	$12,369

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of September 30, 2011 and December 31, 2010, with amounts in thousands:

	September 30, 2011	December 31, 2010
Operating expenses payable	$17,001	$14,466
Settlement reserve	6,000	—
Compensation payable	10,858	9,187
Commissions payable	9,726	8,918
Income taxes payable	3,287	397
Due to members	2,789	—
IPO related costs payable	—	1,556
Regulatory fees payable	180	1,514
Business acquisition cash consideration	2,432	1,432
	$52,273	$37,470

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

The Company granted 690,000 stock options to certain employees and non-employees during the three and nine months ended September 30, 2011 and 8,127,890 to certain employees, non-employees and members of the board of directors in 2010 for an aggregate of 8,817,890 stock options (See Note 14). These options were not included in the computation of earnings per common share because they were anti-dilutive under the treasury method.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$3,398	$—	$9,509	$—
Earnings allocated to participating securities	—	—	—	—
Earnings available for common stockholders	$3,398	$—	$9,509	$—
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	16,468	—	16,997	—
IPO stock options	—	—	—	—
Assumed conversion of Holding Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	16,468	—	16,997	—
Basic income per share of Class A common stock	$0.21	$—	$0.56	$—
Diluted income per share of Class A common stock	$0.21	$—	$0.56	$—

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of September 30, 2011 and December 31, 2010, the outstanding balance was $2.3 million and $2.1 million, respectively, and is included in other assets in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of September 30, 2011 and December 31, 2010, employees account liabilities totaled $0.5 million and $3.0 million, respectively and are included in the condensed consolidated statements of financial condition as customer account liabilities. Account liabilities of shareholders with a greater than 5% ownership in the Company was $3.0 million and $10.8 million as of September 30, 2011 and December 31, 2010, respectively and are included in the condensed consolidated statements of financial condition as customer account liabilities.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and nine months ended September 30, 2011, these fees and commissions were approximately $0.8 million and $2.7 million, respectively. For the three and nine months ended September 30, 2010, these fees and commissions were approximately $0.3 million and $1.0 million, respectively. The Company expects to enter into a definitive agreement in the near future.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby, these members reimburse US for amounts related to NFA and CFTC matters, up to $16.0 million. Refer to Notes 2 and 18 for further details.

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

Payments under Tax Receivable Agreement

The Corporation has entered into a tax receivable agreement with the other members of Holdings that provides for payments, in the aggregate of $71.4 million as of September 30, 2011 and $74.2 million as of December 31, 2010, from time to time by the Corporation to such other members of 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation will be computed by comparing the actual income tax liability of the Corporation (calculated with certain assumptions) to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges and certain other assumptions. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

Note 14. Stock-Based Compensation

The Company has a long term incentive plan (the “LTIP”) that provides for the grant of stock options to purchase shares of its Class A common stock to its employees (“Employee Stock Options”) and the independent board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and a four-year graded vesting schedule. The

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

Independent Directors Options also have a seven-year contractual term but cliff vest on the first anniversary after the grant date. As of September 30, 2011, the weighted average exercise price of the Stock Options was $13.74. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

The following table summarizes our Stock Options activity under the LTIP for the nine months ended September 30, 2011:

Number of Shares
Outstanding as of January 1, 2011(1)	8,127,890
Granted	690,000
Forfeited	(150,000)
Outstanding as of September 30, 2011	8,667,890

(1)	Reflects stock options granted on December 1, 2010 at the time of the IPO.

At September 30, 2011 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 3.2 years and the unrecognized expense is $32.3 million.

Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations and comprehensive income was $2.1 million for the three months ended September 30, 2011 and $6.5 million for the nine months ended September 30, 2011, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations and comprehensive income was not material for the three months ended September 30, 2011 and $0.3 million for the nine months ended September 30, 2011, for the Independent Directors Options. The Company did not record compensation expense for the three and nine months ended September 30, 2010, since the Stock Options were not awarded during the period. The total compensation cost capitalized and included in office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.8 million as of September 30, 2011 and was not material as of December 31, 2010.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three and nine months ended September 30, 2011.

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

Class A Common Stock Repurchase Program

On May 17, 2011 the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock (the “Stock Repurchase Program”). On October 17, 2011, the Board of Directors approved a $20.0 million increase in the Stock Repurchase Program for an aggregate of $50.0 million (see Note 22). Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $50.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the nine months ended September 30, 2011, the Company repurchased and retired 1,950,972 shares of its class A common stock for approximately $22.0 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the nine months ended September 30, 2011, with amounts in thousands:

Class A Common Stock	As of September 30, 2011
Balance at December 31, 2010	17,319
Issued	—
Repurchased	(1,951)
Balance at September 30, 2011	15,368

As of September 30, 2011, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2010. Therefore, as of September 30, 2011, there were 100 shares of Class B common stock issued and held by the members of Holdings.

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three and nine months ended September 30, 2011 and 2010.

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

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FSL is a registered broker dealers. ODL and FSL are subject to minimum capital requirements. ODL JL, a registered broker dealer organized in Japan, was regulated by the FSA of Japan and was subject to minimum capital requirements. As ODL JL was merged into FJSL in July 2011, the Company did not have any capital requirements for this entity as of September 30, 2011. FSLJ, a registered broker dealer organized in Japan, is regulated by the FSA of Japan and is subject to minimum capital requirements. As ODL was acquired by the Company on October 1, 2010, the Company did not have any capital requirements for these entities prior to the acquisition.

Canada, organized in Nova Scotia, was registered as an exchange contracts dealer with the British Columbia Securities Commission (“BCSC”). Canada ceased operations in October 2009 and deregistered with the BCSC with the ultimate objective of dissolution. Canada was subject to BCSC minimum financial requirements or “risk adjusted capital” as of December 31, 2010. Canada received final deregistration approval in January 2011 and therefore did not have net capital requirements as of September 30, 2011.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Net Capital Requirements  – (continued)

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Canada, Australia, ODL, FSL, ODL JL and FXCMJ as of September 30, 2011 and December 31, 2010, with amounts in millions:

	September 30, 2011
	US	HK	UK	Australia	ODL	FSL	FJSL
Capital	$43.6	$17.1	$32.1	$4.0	$26.8	$24.5	$15.0
Minimum capital requirement	26.8	6.3	14.6	1.4	7.1	5.1	4.5
Excess capital	$16.8	$10.8	$17.5	$2.6	$19.7	$19.4	$10.5

	December 31, 2010
	US	HK	UK	Canada	Australia	ODL	FSL	ODL JL
Capital	$89.4	$16.1	$28.4	$1.0	$3.1	$6.1	$15.4	$2.0
Minimum capital requirement	26.5	5.1	8.9	0.1	0.1	5.5	5.5	1.0
Excess capital	$62.9	$11.0	$19.5	$0.9	$3.0	$0.6	$9.9	$1.0

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of September 30, 2011, with amounts in thousands:

Year Ended December 31	As of September 30, 2011
Remainder of 2011	$2,094
2012	5,463
2013	3,749
2014	3,529
2015	3,377
Thereafter	29,495
$47,707

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income, for the three and nine months ended September 30, 2011, was $2.6 million and $6.2 million, respectively. The aggregate rental expense for operating leases charged to operations included in general and administrative expense in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2010 was $1.0 million and $3.2 million, respectively. These amounts are net of sublease income that was not material for both periods.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the three and nine months ended September 30, 2011 and 2010. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

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

In June 2010, US was contacted by the NFA requesting information regarding trade execution activities. In November 2010, US was additionally contacted by the CFTC for similar information. In August 2011, US entered into a settlement with the NFA. The settlement terms principally pertain to US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $2 million to the NFA and to provide restitution to the affected clients.

In October 2011, US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding US’s failure to monitor and maintain its trading systems prior to August, 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $6 million to the CFTC and to provide restitution to the affected clients.

The Company established a reserve of approximately $16.3 million relating to these matters and is included in general and administrative in the condensed consolidated statement of operations and comprehensive income. Additionally, in June 2011, US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income for the three and nine months ended September 30, 2011, as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members (see Notes 2 and 13).

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq ., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by Forex Capital Markets LLC during April 2011. In September 2011 the Plaintiff moved for leave to amend his complaint to add additional allegations and additional parties, including FXCM CEO Dror Niv and two software companies as defendants, and a new plaintiff that also alleges it was a customer. The Company has opposed the motion for leave to amend. Both our motion to compel arbitration and the Plaintiff's motion for leave to amend are pending.

On October 25, 2011, three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc. filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). The complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs.

As discussed above, the Company established reserves of approximately $16.3 million. As to the other matters described above, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company, based on current knowledge and after consultation with counsel, does not expect that the resolution of such other matters will have a material effect on the Company.

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

Income Taxes

The Company is under examination by French tax authorities regarding its taxable status and is evaluating the potential impact on its operations in France. The Company does not believe this matter would have a material adverse consequence on its business, financial condition and operating results.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of September 30, 2011 and December 31, 2010.

Note 19. Income Taxes

FXCM’s effective rate was 34.4% and 22.2% for the three and nine months ended September 30, 2011, respectively. The effective rate was (5.6%) and 4.2% for the three and nine months ended September 30, 2010, respectively. FXCM’s income tax provision was $8.1 million and $10.8 million for the three and nine months ended September 30, 2011. The income tax benefit and provision was $1.4 million and $3.5 million for the three and nine months ended September 30, 2010, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2011 compared to September 30, 2010 was primarily due to the fact that in 2010 the Company's subsidiaries operated as limited liability companies which are not subject to federal or state income tax. Subsequent to the IPO, the Company’s controlling interest is subject to U.S. federal and state income taxes resulting in an increased tax provision and effective tax rate. The rate also increased due to a shift in jurisdictional income to entities taxed locally as corporations in the foreign jurisdictions. Additionally, for the nine months ended September 30, 2011, a $16.3 million reserve was recorded relating to settlements with the NFA and CFTC regarding trade execution activities. A portion of the reserve is not tax deductible resulting in increased taxable income, income tax provision and effective tax rate.

During the three months ended September 30, 2011, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2008 and, presently, has no open examinations for tax years before 2011.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the condensed consolidated statements of financial condition was $8.1 million as of September 30, 2011 and not material as of December 31, 2010. Four banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of September 30, 2011. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2010.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Segments  – (continued)

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended September 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$101,348	$7,720	$—	$109,068
Operating expenses	60,314	3,632	21,446	85,392
Income (loss) before income taxes	$41,034	$4,088	$(21,446)	$23,676

	Three Months Ended September 30, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$83,413	$7,190	$(72)	$90,531
Operating expenses	42,104	2,360	19,979	64,443
Income (loss) before income taxes	$41,309	$4,830	$(20,051)	$26,088

	Nine Months Ended September 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$285,299	$21,820	$—	$307,119
Operating expenses	165,211	13,789	79,632	258,632
Income (loss) before income taxes	$120,088	$8,031	$(79,632)	$48,487

	Nine Months Ended September 30, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$243,374	$20,779	$—	$264,153
Operating expenses	121,478	11,327	48,449	181,254
Income (loss) before income taxes	$121,896	$9,452	$(48,449)	$82,899

Assets	As of September 30, 2011	As of December 31, 2010
Retail	$1,113,798	$917,857
Institutional	10,969	18,192
Corporate	109,081	111,743
Total assets	$1,233,848	$1,047,792

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 22 — Subsequent Events

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q.

On October 7, 2011, the Company acquired Foreland Forex Co. Limited, a Japan based foreign exchange provider, for $17.0 million net of cash received.

On October 17, 2011, the Board of Directors approved a $20.0 million increase in the Stock Repurchase Program (see Note 15).

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on December 30, 2011 to Class A stockholders of record at the close of business on December 19, 2011.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Operations” contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”), trading and related services to approximately 156,053 active retail and institutional customers globally. We offer our customers access to over-the-counter, FX markets through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. August and September 2011 were periods of elevated volatility in the foreign currency markets with heightened concerns about the fiscal position of some of the Euro zone countries. It is difficult to predict volatility in the FX market.

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

We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority in the United Kingdom, or FSA, the Securities and Futures Commission in Hong Kong, or SFC, the Australian Securities and Investment Commission in Australia, or ASIC and FSA of Japan, among others. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 38% and 22% of our retail trading revenues for the three months ended September 30, 2011 and 2010, respectively, were derived from such additional retail revenues earned. For the nine months ended September 30, 2011 and 2010, 27% and 11% of retail trading revenue were derived from such additional retail revenues earned.

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

Communications and Technology — Communications and technology expense consists primarily of costs for network connections to our electronic trading platforms, telecommunications costs, and fees paid for access to external market data. This expense is affected primarily by the growth of electronic trading, our network/ platform capacity requirements and by changes in the number of telecommunication hubs and connections which provide our customers with direct access to our electronic trading platforms.

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

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance and other expenses associated with being a public company. Among other things, compliance with the Sarbanes-Oxley Act and related rules and regulations have resulted in increased legal and accounting costs.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisition of ODL as described in our Annual Report.

Income Taxes — Prior to the IPO in December 2010, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical consolidated income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

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

RESULTS OF OPERATIONS

Acquisition of FXCM Japan Inc.

On March 31, 2011, we acquired a 100% interest in FXCMJ, a Japan-based foreign exchange provider, (the “Acquisition”). The Acquisition was designed to increase our profile in the Japanese market and accelerate our growth in continental Asia, utilizing FXCMJ’s relationships and sales force. As consideration, we provided $15.9 million in cash. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.

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

The following table sets forth FXCM’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Revenues
Retail trading revenue	$97,017	$80,383
Institutional trading revenue	7,720	7,190
Interest income	963	488
Other income	3,368	2,470
Total revenues	109,068	90,531
Expenses
Referring broker fees	25,720	24,607
Compensation and benefits	22,955	17,826
Advertising and marketing	9,870	5,601
Communication and technology	8,190	6,373
General and administrative	13,197	8,178
Depreciation and amortization	5,367	1,831
Interest expense	93	27
Total expenses	85,392	64,443
Income before income taxes	23,676	26,088
Income tax provision	8,136	(1,449)
Net income	15,540	27,537
Other Comprehensive income
Foreign currency translation gain/(loss)	(2,809)	370
Total comprehensive income	12,731	27,907

Highlights

•	The three months ended September 30, 2011 experienced strong growth in customer balances with a 95.1% increase in customer equity to $828.2 million and a 16.0% increase in active accounts to 156,053 from September 30, 2010.
•	Total revenues increased 20.5% to $109.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was due primarily to a 20.7% increase in retail trading revenue, due primarily to retail trading volumes increasing 34.1% in the third quarter 2011 versus third quarter 2010, partially offset by a 10.6% decrease in markup to $93 per million traded.

•	Net income decreased 43.6% to $15.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of higher expenses resulting from the acquisitions of ODL and FXCMJ in October 2010 and March 2011, respectively, including higher amortization of ODL intangibles, acquired in October 2010.

The following table sets forth FXCM’s condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Revenues
Retail trading revenue	$268,234	$234,608
Institutional trading revenue	21,820	20,779
Interest income	2,837	1,493
Other income	14,228	7,273
Total revenues	307,119	264,153
Expenses
Referring broker fees	72,253	61,680
Compensation and benefits	68,662	52,325
Advertising and marketing	24,375	16,916
Communication and technology	23,559	19,171
General and administrative	55,356	25,792
Depreciation and amortization	14,201	5,292
Interest expense	226	78
Total expenses	258,632	181,254
Income before income taxes	48,487	82,899
Income tax provision	10,756	3,517
Net income	37,731	79,382
Other Comprehensive income
Foreign currency translation gain/(loss)	(290)	226
Total comprehensive income	37,441	79,608

Highlights

•	The nine months ended September 30, 2011 experienced strong growth in customer balances with a 95.1% increase in customer equity to $828.2 million and a 16.0% increase in active accounts to approximately 156,053 compared to September 30, 2010.
•	Total revenue increased 16.3% to $307.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was due primarily to increases in retail revenue and other income. Retail trading revenue increased 14.3% due primarily to retail trading volumes increasing by 19.5% in the nine months ended September 30, 2011 versus the nine months ended September 30, 2010 and markup decreasing 4.0% to $96 per million traded. Other income increased by $7.0 million or 95.6% to $14.2 million due primarily to the recognition of $4.5 million in deferred revenue in the first quarter 2011 as income upon the termination of an agreement to provide trade execution services to FXCMJ as well as the inclusion of $6.2 million in revenues in the nine months ended September 30, 2011 from ODL’s equity broker-dealer business.
•	Net income decreased 52.5% to $37.7 million for the period ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of higher expenses resulting from the acquisitions of ODL and FXCMJ in October 2010 and March 2011, respectively, including higher amortization of intangibles of ODL, acquired in October 2010 and $16.3 million of reserves relating to a settlement with the NFA and CFTC regarding trade execution activities.

•	On March 31, 2011, we completed the acquisition of the retail FX business of FXCMJ. Our acquisition of the retail FX business of FXCMJ is intended to increase our profile and accelerate our growth in the Japanese market utilizing their relationships and sales force.

Revenues

	Three Months Ended September 30,
	2011	2010
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$97,017	$80,383
Institutional trading revenue.	7,720	7,190
Interest income	963	488
Other income.	3,368	2,470
Total revenues	$109,068	$90,531
Customer equity (dollars in millions)	$828	$425
Active accounts	156,053	134,478
Total retail trading volume(1) (billions)	$1,042	$776
Retail trading revenue per million traded(1)	$93	$104

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $16.6 million or 20.7% to $97.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was due primarily to retail trading volumes increasing 34.1% in the third quarter 2011 due to organic growth and the acquisitions of ODL and FXCMJ versus third quarter 2010, partially offset by a 10.6% decrease in markup to $93 per million traded. The decrease in markup for the three months ended September 30, 2011 compared to the same period ended September 30, 2010 is due to an increased proportion of higher volume clients and Japanese clients who pay less markup than our traditional client base.

Institutional trading revenue increased by $0.5 million or 7.4% to $7.7 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. While institutional trading volume increased 64.4% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 our markup or institutional trading revenue per million traded declined 34.2%. Our institutional markup is dependent on customer mix, with some customers paying a higher markup than others. In the third quarter 2011 experienced an adverse customer mix relative to the third quarter 2010.

Interest income increased by $0.5 million or 97.3% to $1.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to higher cash balances which increased by 83.3% at September 30, 2011 versus September 30, 2010.

Other income increased by 36.4% to $3.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The change in other income was due primarily to the inclusion of $2.4 million from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$268,234	$234,608
Institutional trading revenue.	21,820	20,779
Interest income	2,837	1,493
Other income	14,228	7,273
Total revenues	$307,119	$264,153
Customer equity (dollars in millions)	$828	$425
Active accounts	156,053	134,478
Total retail trading volume(1) (billions)	$2,802	$2,344
Retail trading revenue per million traded(1)	$96	$100

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $33.6 million or 14.3% to $268.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was due primarily to retail trading volumes increasing 19.5% as a result of organic growth and the acquisitions of ODL and FXCMJ in the nine months ended September 30, 2011 versus the nine months ended September 30, 2010, partially offset by a 4.0% decrease in markup to $96 per million traded. Our retail markup is influenced by a number of factors but tends to be negatively impacted by lower volatilities in the currency markets. In the first nine months ended September 30, 2011, currency volatilities were lower than the first nine months ended September 30, 2010 on average, the latter period including a very volatile May 2010 where Euro zone troubles were of particular focus.

Institutional trading revenue increased by $1.0 million or 5.0% to $21.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. While institutional trading volume increased 48.1% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 our markup or institutional trading revenue per million traded declined 21.6%. Our institutional markup is influenced by customer mix, with some institutional customers paying a higher markup than others. The third quarter 2011 experienced an adverse customer mix relative to the third quarter 2010.

Interest income increased by $1.3 million or 90.0% to $2.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to higher cash balances which increased by 83.3% at September 30, 2011 versus September 30, 2010.

Other income increased 95.6% to $14.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to the recognition of $4.5 million in deferred revenue in the first quarter 2011 as income upon the termination of an agreement to provide trade execution services to FXCMJ as well as the inclusion of $6.2 million in revenues in the nine months ended September 30, 2011 from ODL’s equity broker-dealer business as a result of the ODL acquisition in October 2010.

Expenses

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Expenses:
Referring broker fees	$25,720	$24,607
Compensation and benefits	22,955	17,826
Advertising and marketing	9,870	5,601
Communications and technology	8,190	6,373
General and administrative	13,197	8,178
Depreciation and amortization	5,367	1,831
Interest expense	93	27
Total expenses	$85,392	$64,443

Referring broker fees increased $1.1 million or 4.5% to $25.7 million for the three months ended September 30, 2011 compared to the three months ended September, 2010. The change was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. Indirect volume increased 27% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due primarily to a higher proportion of trading volume in the three months ended September 30, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL which was acquired in October 1, 2010 added $0.8 million in referring broker fees in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Compensation and benefits expense increased $5.1 million or 28.8% to $23.0 million for the three months ended September 30, 2011 compared to the same period in 2010. The change was due primarily to $2.1 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010, and $3.8 million from ODL and FXCMJ which were acquired in October 1, 2010 and March 31, 2011, respectively.

Advertising and marketing expense increased $4.3 million or 76.2% to $9.9 million for the three months ended September 30, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating sponsorships of a FX television show and a trading contest that commenced in the first and third quarters of 2011, respectively, on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $1.8 million or 28.5% to $8.2 million for the three months ended September 30, 2011, compared to the same period in 2010. $1.9 million of the increase resulted from the inclusion of ODL’s and FXCMJ’s communication and technology costs included in the Company’s results of operations compared to the three months ended September 30 2010, offset by a slight decrease in communication and technology expense during the quarter ended September 30, 2011 compared to the same prior period.

General and administrative expense increased $5.0 million or 61.4% to $13.2 million for the three months ended September 30, 2011 compared to the same period in 2010. $2.6 million of increase was due to the inclusion of ODL and FXCMJ in the results of the three months ended September 30, 2011, and $1.0 million in higher bank fees, primarily prime brokerage fees.

Depreciation and amortization expense rose $3.5 million or 193.1% to $5.4 million during the three months ended September 30, 2011 compared to the same period in 2010. Of this amount, $1.5 million was increased amortization due to the amortization of intangibles acquired in the ODL and FXCMJ purchases, $0.6 million due to the inclusion of ODL and FXCMJ in the Company’s results in the three months ended September 30, 2011 following the acquisition of ODL and FXCMJ in October 2010 and March 31, 2011, respectively. The remainder is due to higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Expenses:
Referring broker fees	$72,253	$61,680
Compensation and benefits	68,662	52,325
Advertising and marketing	24,375	16,916
Communications and technology	23,559	19,171
General and administrative	55,356	25,792
Depreciation and amortization	14,201	5,292
Interest expense	226	78
Total expenses	$258,632	$181,254

Referring broker fees increased $10.6 million or 17.1% to $72.3 million for the nine months ended September 30, 2011 compared to the nine months ended September, 2010. The change was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. Indirect volume increased 12% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due primarily to a higher proportion of trading volume in the nine months ended September 30, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL and FXCMJ which were acquired in October 1, 2010 and March 31, 2011, respectively, added $4.0 million in referring broker fees in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Compensation and benefits expense increased $16.3 million or 31.2% to $68.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. The change was due primarily to $6.5 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and $9.2 million from ODL and FXCMJ which were acquired in October 2010 and March 31, 2011, respectively.

Advertising and marketing expense increased $7.5 million or 44.1% to $24.4 million for the nine months ended September 30, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating sponsorships of a FX television show and a trading contest that commenced in the first and third quarters of 2011, respectively, on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $4.4 million or 22.9% to $23.6 million for the nine months ended September 30, 2011, compared to the same period in 2010. $4.7 million of the increase is due to the acquisition of ODL and FXCMJ offset by a slight decrease in communication and technology expense relating to our institutional trading business for the nine months ended September 30, 2011.

General and administrative expense increased $29.6 million or 114.6% to $55.4 million for the nine months ended September 30, 2011 compared to the same period in 2010. $16.3 million is the increase was due to reserves established in anticipation of a settlement with the NFA and CFTC relating to trade execution activities, $8.1 million due to the inclusion of ODL and FXCMJ in the results of the nine months ended September 30, 2011, $4.0 million in higher bank fees, primarily prime brokerage fees.

Depreciation and amortization expense rose $8.9 million or 168.3% to $14.2 million during the nine months ended September 30, 2011 compared to the same period in 2010. Of this amount, $4.6 million was increased amortization due to the amortization of intangibles acquired in the ODL and FXCMJ purchases, $1.2 million due to the inclusion of depreciation related to ODL and FXCMJ in the Company’s results in the nine months ended September 30, 2011 following the acquisition of ODL and FXCMJ on October 1, 2010 and March 31, 2011, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Income Taxes

	Three Months Ended September 30,
	2011	2010
	(In thousands, except percentages)
Income before income taxes	$23,676	$26,088
Income tax provision	$8,136	$(1,449)
Effective tax rate	34.4%	(5.6)%

Income tax provision increased $9.6 million or 661.5% to $8.1 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase in income tax provision is primarily due to the fact that the Company operated as partnership in the U.S. and was not subject to U.S. income taxes prior to the IPO in December 2010. Subsequent to the IPO, the Company is subject to U.S. federal and state income taxes resulting in an increased income tax provision and effective tax rate.

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except percentages)
Income before income taxes	$48,487	$82,899
Income tax provision	$10,756	$3,517
Effective tax rate	22.2%	4.2%

Income tax provision increased $7.2 million or 205.8% to $10.8 million for the nine months ended September 30, 2011 compared to the same period in 2010. FXCM’s effective rate increased to 22.2% for the nine months ended September 30, 2011 from 4.2% for the nine months ended September 30, 2010.

The increase in the effective tax rate for the three and nine months ended September 30, 2011 compared to September 30, 2010 was primarily due to the fact that in 2010 the Company's subsidiaries operated as limited liability companies which are not subject to federal or state income tax. Subsequent to the IPO, the Company’s controlling interest is subject to U.S. federal and state income taxes resulting in an increased tax provision and effective tax rate. The rate also increased due to a shift in jurisdictional income to entities taxed locally as corporations in the foreign jurisdictions. Additionally, for the nine months ended September 30, 2011, a $16.3 million reserve was recorded relating to settlements with the NFA and CFTC regarding trade execution activities. A portion of the reserve is not tax deductible resulting in increased taxable income, income tax provision and effective tax rate.

Segment Results

Period ended September 30, 2011 and 2010

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 156,053 active retail customers globally as of September 30, 2011.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$101,349	$83,413
Operating expenses	60,314	42,104
Income before income taxes	$41,035	$41,309

Revenues for the Retail Trading segment increased $17.9 million or 21.5% for the three months ended September 30, 2011 compared to the same period in 2010. The increase is a result of retail customer trading volume increased 34% to $1,042 billion, partially offset by markup for retail trading revenue per million traded decreasing 10.6% from $104 to $93.

Operating expenses increased $18.2 million to $60.3 million for the period ended September 30, 2011 compared to the same period in 2010. The increase was due primarily to $1.1 million in higher referring broker fees, $7.9 million in higher compensation and benefits expense, $3.5 million in higher depreciation and amortization expense, $4.3 million or 75.9% in higher advertising and marketing expense and $1.4 million of higher general and administrative expenses. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the three months ended September 30, 2011 compared to the same period ended September 30, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the ODL and FXCMJ purchases and the inclusion of ODL’s and FXCMJ’s depreciation and amortization expenses in the Company’s results in the three months ended September 30, 2011 following the acquisitions of ODL and

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$285,299	$243,374
Operating expenses	165,211	121,478
Income before income taxes	$120,088	$121,896

Revenues for the Retail Trading segment increased $41.9 million or 17.2% for the nine months ended September 30, 2011 compared to the same period in 2010. The increase is a result of retail customer trading volume increased 19.5% to $2,802 billion, partially offset by the markup for retail trading revenue per million traded decreasing 4.0% from $96 from $100, and the recognition of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ in the nine months ended September 30, 2011, partially offset by the inclusion of $6.2 million in revenues from ODL’s equity broker-dealer business in the nine months ended September 30, 2011, acquired in October 2010.

Operating expenses increased $43.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was due primarily to $9.9 million or 16.2% higher referring broker fees, $12.7 million or 42% in higher compensation and benefits expense, $8.9 million or 168.4% higher depreciation and amortization expense, $7.5 million or 44.1% in higher advertising and marketing expense and $4.7 million or 59.8% of higher general and administrative expenses. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the nine months ended September 30, 2011 compared to the same period ended September 30, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the ODL and FXCMJ purchases and the inclusion of ODL’s and FXCMJ’s depreciation and amortization expenses in the Company’s results in the nine months ended September 30, 2011 following the acquisitions of ODL and FXCMJ in October 2010 and March 2011, respectively. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011. The increase in general and administrative expense fees was primarily due to the inclusion of ODL and FXCMJ in the Company’s results for the nine months ended September 30, 2011 compared to the same period ended September 30, 2010 and higher prime brokerage fees.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$7,720	$7,189
Operating expenses	3,632	2,360
Income before income taxes	$4,088	$4,829

Revenues for our Institutional Trading segment increased $0.5 million or 7.4% to $7.7 million for the period ended September 30, 2011 compared to the period ended September 30, 2010. While institutional trading volume increased 64.4% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 our markup or institutional trading revenue per million traded declined 34.2%. Our institutional markup is dependent on customer mix, with some customers paying a higher markup than others. In the second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Operating expenses increased by $1.3 million or 53.8% to $3.6 million for the period ended September 30, 2011 compared to the period ended September 30, 2010. The change is due primarily to $0.3 million or 21.8% increase in communication and technology expense, which reflected the settlement of a disputed amount in 2010 to a third party provider of the platform used by the institutional segment which was non-recurring in 2011. This was offset by higher referring broker fees of $0.5 million and by $1.3 million in higher compensation and benefits expense resulting from stock options awards granted at the time of the IPO in December 2010 and higher benefit costs.

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$21,820	$20,779
Operating expenses	13,789	11,327
Income before income taxes	$8,031	$9,452

Revenues for our Institutional Trading segment increased $1.0 million or 5.0% for the nine months ended September 30, 2011 compared to the same period in 2010. While institutional trading volume increased 32.3% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 our markup or institutional trading revenue per million traded declined 21.6%. Our institutional markup is influenced by customer mix, with some institutional customers paying a higher markup than others. In the second quarter 2011 experienced an adverse customer mix relative to the second quarter 2010.

Operating expenses increased $2.5 million or 21.7% for the nine months ended September 30, 2011 compared to the same period in 2010. The change is due primarily to $0.7 million or 109.2% of higher referring broker fees due to higher business activity, $2.2 million in higher compensation and benefits expense resulting from stock options awards granted at the time of the IPO in December 2010 and higher benefit costs, offset by $0.3 million of lower communication and technology expense, due to a non-recurring lump sum settlement of a disputed amount in the prior year to a third party provider of the platform used by the institutional segment to provide trading services.

Corporate — Loss before income taxes of the Corporate segment for the periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$—	$(72)
Operating expenses	21,466	19,979
Loss before income taxes	$(21,466)	$(20,051)

Loss before income taxes increased $1.5 million or 7.2% to $21.4 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to the $16 million regulatory settlement reserve established, $1.5 million in Communication and Technology costs resulting from the inclusion of ODL and $1.1 million in general and administrative costs, $1.2 million due to increased rent and occupancy expenses resulting from additional branch office openings in Europe, the relocation of our Hong Kong office as well as increased office space in New York, and $1.3 million due to an increase in, legal and accounting fees.

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Revenues	$—	$—
Operating expenses	79,632	48,449
Loss before income taxes	$(79,632)	$(48,449)

Loss before income taxes increased $31.2 million for the nine months ended September 30, 2011 compared to the same period in 2010. $19.6 million of increased General and administrative cost which includes a $16.3 million regulatory settlement reserve, higher compensation cost of $1.7 million resulting from the inclusion of ODL and stock compensation awards, and $4.7 million in higher Communication and Technology. $2.6 million in increased rent and occupancy expenses were the result of additional branch office openings in Europe, the relocation of our Hong Kong office and increased office space in New York, and $2.5 million was due to an increase in legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operating liquidity and capital needs with funds generated from operations. We primarily invest our cash in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

		As of September 30, 2011
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$26.8	$43.6	$16.8
Forex Capital Markets, Ltd.	U.K.	14.6	32.1	17.5
FXCM Asia, Ltd.	Hong Kong	6.3	17.1	10.8
FXCM Australia, Ltd.	Australia	1.4	4.0	2.6
ODL Group, Ltd.	U.K.	7.1	26.8	19.7
FXCM Securities, Ltd.	U.K.	5.1	24.5	19.4
FXCM Japan Securities Co., Ltd.	Japan	4.5	15.0	10.5

Cash Flow and Capital Expenditures

Nine Months Ended September 30, 2011 and 2010

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
	(In thousands)
Cash provided by operating activities	$49,262	$60,990
Cash used for investing activities	(26,128)	(6,016)
Cash used for financing activities	(37,931)	(70,724)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(951)	1
Net (decrease) in cash and cash equivalents	(15,748)	(15,749)
Cash and cash equivalents – end of period	$177,582	$124,109

Cash provided by operating activities was $49.3 million for the nine months ended September 30, 2011 compared to $61.0 million for the nine months ended September 30, 2010, a decrease of $11.7 million. This decrease was primarily due to a decrease in net income of $41.7 million and an increase in the adjustments to reconcile net income to net cash provided by operating activities in the amount of $30.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The adjustments to reconcile net income to net cash provided by operating activities was primarily a result of a increase in accounts receivable of $2.4 million for the nine months ended September 30, 2011 compared to a decrease of $6.7 million for the nine months ended September 30, 2010, a decrease in due to brokers of $12.6 million for the nine months ended September 30,2011 compared to an immaterial decrease of for the nine months ended September 30, 2010, a decrease in deferred revenue of $6.0 million for the nine months ended September 30, 2011 versus $4.5 million for the nine months ended September 30, 2010 as a result of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ, depreciation and amortization expense of $14.2 million versus $5.3 million for the nine months ended September 30, 2011 and 2010, respectively, due to an increase of the expenses relating to the amortization of intangible assets resulting from the purchases of ODL and FXCMJ and equity compensation expense of $6.5 million for the nine months ended September 30, 2011 relating to stock compensation awards granted at the time of the Company’s IPO.

Cash used in investing activities was $26.1 million for the nine months ended September 30, 2011 compared to $6.0 million for the nine months ended September 30, 2010, an increase of $20.1 million. The reason for the increase in cash used was $19.9 million for the purchase of fixed assets for the nine months ended September 30, 2011 compared to $6.0 million for the purchase of fixed assets for the three months ended September 30, 2010, cash paid for the acquisition of FXCMJ of $4.9 million and purchase of intangible assets in the amount of $1.3 million.

Cash used in financing activities was $37.9 million for the nine months ended September 30, 2011 compared to $70.7 million for the nine months ended September 30, 2010, a decrease of $32.8 million. The decrease in cash used in financing activities was due to a distribution to members in the amount of $29.1 million for the nine months ended September 30, 2011 compared to a payout of $70.7 million in the nine months ended September 30, 2010, Dividends paid in the amount of $3.0 million and the repurchase of treasury stock in the amount of $22.0 million.

Capital expenditure $19.9 million for the nine months ended September 30, 2011 and $6.0 million for the nine months ended September 30, 2010. Capital expenditure for the nine months ended September 30, 2011 relate to software of $6.4 million, licenses of $9.4 million and computer equipment of $3.6 capitalized.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the initial public offering of FXCM Inc. and also reflects the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the noncontrolling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.
2.	Stock Based Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
3.	Income Taxes. Prior to the initial public offering we were organized as a series of limited liability companies and foreign corporations and, even following the initial public offering, not all of the Company income is subject to corporate-level taxes. Adjustments have been made to the Adjusted Pro Forma tax provisions and earnings to assume that we had adopted a conventional corporate tax structure and are taxed as a C corporation in the U.S. at the prevailing corporate rates, that all deferred tax assets relating to foreign operations are fully realizable within the structure on a consolidated basis and that adjustments for deferred tax assets related to the ultimate tax deductions for equity-based compensation awards are made directly to stockholders’ equity. This assumption is consistent with the assumption that all FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above as the assumed exchange would change our tax structure of the Company.

4.	Regulatory Reserve. During the nine months ended September 30, 2011, the Company established a reserve of $16.3 million regarding a settlement with the NFA and the CFTC relating to trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings LLC, certain founding members of FXCM Holdings agreed to reimburse the cost of these matters, up to $16.3 million. In July 2011 and August 2011, $16.0 million and $0.3 million of additional capital was provided by the respective founding members and their capital accounts were increased and decreased for the funding and expense, respectively, in accordance with their membership interest in Holdings. Consequently there was no impact to FXCM Inc.'s net income for the three and nine months ended September 30, 2011 as the expense was allocated to the respective members for such expenses as permitted under terms of Holdings’ LLC agreement. The Company believes it is useful to provide the effects of eliminating these expenses.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011						2010
	In millions
	As Reported	Adjustments			Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$109,068	$			109,068		$90,531			$90,531
Expenses
Referring broker fees	25,720		—		25,720		24,607	—		24,607
Compensation and benefits	22,955		(2,120	)(1)	20,835		17,826	—		17,826
Depreciation and amortization	5,367		—		5,367		1,831	—		1,831
Other expense	31,350		(262	)(2)	31,088		20,179			20,179
Total expenses	85,392		(2,382)		83,010		64,443	—		64,443
Income before income taxes	23,676		2,382		26,058		26,088	—		26,088
Income tax provision	(8,136)		796	(3)	8,932		(1,449)	11,127	(3)	9,678
Net income	15,540		1,586		17,126		27,537	(11,127)		16,410
Net income attributable to non-controlling interest	12,142		(12,142	)(4)	—		27,537	(27,537	)(4)	—
Net income attributable to FXCM Inc.	$3,398		$13,728		17,126		$—	16,410		16,410
Pro Forma fully exchanged, fully diluted shares outstanding					74,449	(5)				75,300
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding					$0.23					$0.23

(1)	Represents the elimination of equity-based compensation.
(2)	Represents an adjustment to reflect a reserve established relating to a settlement with the NFA and CFTC regarding trade execution activities. Pursuant to an agreement with a subsidiary of Holdings, certain founding members of Holdings agreed to reimburse the cost of these matters up to $16.0 million plus additional amounts as approved by such founding members. $16.0 million and $0.3 million were recorded in July 2011 and August 2011, respectively. Consequently, there was no impact to the Corporation’s net income for the three and nine months ended September 30, 2011 as the entire expense was allocated to such founding members. $16.3 million of additional capital was provided by the respective founding members.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 34.3% and 37.1% for the three months ended September 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(5)	Fully diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011					2010
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$307,119			$307,119		$264,153			$264,153
Expenses
Referring broker fees	72,253			72,253		61,680	—		61,680
Compensation and benefits	68,662	(6,520	)(1)	62,142		52,325	—		52,325
Depreciation and amortization	14,201			14,201		5,292			5,292
Other expense	103,516	(16,262	)(2)	87,254		61,957			61,957
Total expenses	258,632	(22,782)		235,850		181,254			181,254
Income before income taxes	48,487	22,782		71,269		82,899	—		82,899
Income tax provision	10,756	14,064	(3)	24,820		3,517	27,150	(3)	30,667
Net income	37,731	8,718		46,449		79,382	(27,150)		52,232
Net income attributable to non-controlling interest	28,222	(28,222	)(4)	—		79,382	(79,382	)(4)	—
Net income attributable to FXCM Inc.	$9,509	36,940		$46,449		$—	52,232		52,232
Pro Forma fully exchanged, fully diluted shares outstanding				74,978	(5)				75,300
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding				$0.62					$0.69

(1)	Represents the elimination of equity-based compensation.
(2)	Represents an adjustment to reflect a reserve established relating to a settlement with the NFA and the CFTC regarding trade execution activities. Pursuant to an agreement with a subsidiary of Holdings, certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million plus additional amounts as approved by such founding members. Consequently, there was no impact to Inc.'s net income for the three and nine months ended September 30, 2011 as the entire expense was allocated to such founding members. $16.3 million of additional capital was provided by the respective founding members.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 34.8% and 37.0% for the nine months ended September 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(5)	Fully diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	In millions
Net income attributable to FXCM Inc.	$17,126	$16,410	$46,449	$52,232
Net income attributable to non-controlling interest	—	—	—	—
Provision for income taxes	8,932	9,678	24,820	30,667
Depreciation and amortization	5,367	1,831	14,201	5,292
EBITDA	$31,425	$27,919	$85,470	$88,191

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at September 30, 2011:

	As of September 30, 2011
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$45,954	$1,292	$8,346	$6,835	$29,481
Vendor obligations	1,790	807	898	71	14
Total	$47,744	$2,099	$9,244	$6,906	$29,495

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the three and nine months ended September 30, 2011, issued accounting pronouncements that were applicable but not adopted by the Company:

Accounting Standards Not Yet Adopted

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for the Company on January 1, 2012 and will impact the presentation of the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This accounting guidance is effective for the Company on January 1, 2012 with early adoption permitted. The Company adopted this guidance as of September 30, 2011. Since this guidance only changes the manner in which the Company assess goodwill for impairment, it did not affect its financial position or results of operations.

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

As at September 30, 2011, 1% of our net assets (assets less liabilities) were in British pounds, 10% in Euros, 22% in Japanese yen, and 24% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $0.3 million in the case of British pounds, $2.6 million for Euros and $6.1 million for Japanese yen and $4.4 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at September 30, 2011, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $5.0 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the three months ended September 30, 2011 and 2010, we incurred $0.6 million and $0.5 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading.

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

As of September 30, 2011, our exposure to our three largest institutional counterparties, all major global banking institutions, was 48% of total assets and the single largest within the group was 17% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of September 30, 2011, our net unhedged exposure to CFD customer positions was 3.4% of total assets. A 1% change in the value of our unhedged CFD positions as of September 30, 2011 would result in a $0.4 million decrease in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2011, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 14% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2011, we had $65.8 million in regulatory capital requirements at our regulated subsidiaries and $163.1 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2010, US was contacted by the NFA requesting information regarding trade execution activities. In November 2010, US was additionally contacted by the CFTC for similar information. In August 2011, US entered into a settlement with the NFA. The settlement terms principally pertain to US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $2 million to the NFA and to provide restitution to the affected clients.

In October 2011, US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding US’s failure to monitor and maintain its trading systems prior to August, 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $6 million to the CFTC and to provide restitution to the affected clients.

The Company established a reserve of approximately $16.3 million relating to these matters and is included in general and administrative in the condensed consolidated statement of operations and comprehensive income. Additionally, in June 2011, US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income for the three and nine months ended September 30, 2011, as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against Forex Capital Markets LLC. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by Forex Capital Markets LLC during April 2011. In September 2011 the Plaintiff moved for leave to amend his complaint to add additional allegations and additional parties, including FXCM CEO Dror Niv and two software companies as defendants, and a new plaintiff that also alleges it was a customer. The Company has opposed the motion for leave to amend. Both our motion to compel arbitration and the Plaintiff's motion for leave to amend are pending.

On October 25, 2011, three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc. filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). The complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs.

As discussed above, the Company established reserves of approximately $16.3 million. As to the other matters described above, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company, based on current knowledge and after consultation with counsel, does not expect that the resolution of such other matters will have a material effect on the Company.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations and cash flows.

Our FX trading operations require a commitment of capital and involve risk of losses due to the potential failure of our customers to perform their obligations under these transactions. All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account, and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. Although the retail customer’s positions are automatically closed once his or her useable margin falls to zero, it is possible for a retail customer account to go negative, for example, due to system failure. Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading. As at September 30, 2011, we have extended credit to certain institutional customers totaling $800,000. We have not suffered, nor do we anticipate to suffer, losses due to failure to repay amounts credited to those certain institutional customers.

The risks described in our Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of Class A common stock repurchased by the Company during the quarter ended September 30, 2011, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
Month 1: July 1, 2011 to July 31, 2011	—	$—	—	$26,641,316.77
Month 2: August 1, 2011 to August 31 2011	742,496	11.4810	742,496
Month 3: September 1, 2011 to September 30, 2011	841,800	11.9620	841,800
Total	1,584,296	$11.72195	1,584,296	30,379,274.96	(1)

*	As of Settlement Date
**	Average Price including Commission

On May 17, 2011, the Company’s Board of directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its board of directors authorized a $20,000,000 increase in the size of the Company’s share repurchase plan, bringing the total authorization to $50,000,000. As of September 30, 2011 the Company had repurchased a total of 1,950,972 shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date. All of the above repurchases were part of this program.

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

FXCM INC.
Date: November 14, 2011	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2011	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)