Form 10-K
period 2011-12-31
FXCM Inc.
filed 2012-03-15
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission file number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street, New York, NY 10041

(Address of principal executive offices) (Zip Code)

(646) 432-2986

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $168,167,054.

As of March 12, 2012, there were 19,918,834 million outstanding shares of the registrant’s Class A Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

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

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange (“FX”) trading and related services to approximately 163,094 active retail customers globally. We offer our customers access to over-the-counter (“OTC”) FX markets through our proprietary technology platform. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from up to 25 global banks, financial institutions and market makers, or FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions and the spread earned on transactions, not trading profits or losses. In addition to trading fees and commissions, we also earn other forms of revenue such as fees earned from: arrangements with other financial institutions to provide platform, back office and trade execution services, trading in contract-for-difference (“CFDs”), trading in equities and equity options, payments for order flow, FX market prices and other various ancillary FX related services and joint ventures.

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

We operate our business through two segments: retail trading and institutional trading. Our retail trading segment accounted for 87.5% of our total revenues in 2011. Our institutional trading segment, FXCM Pro, offers FX trading services to banks, hedge funds and other institutional customers on an agency model basis and accounted for 7.0% of our total revenues in 2011. For financial information regarding our segments, see Note 21 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Our operating subsidiaries are regulated in a number of jurisdictions, including, but not limited to, the United States (“U.S.”), the United Kingdom (“U.K.”, where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan. We maintain offices in these jurisdictions, among others. We offer our trading software in 17 languages, produce FX research and content in 14 languages and provide customer support in 14 languages. For the year ended December 31, 2011, approximately 89% of our customer trading volume was derived from customers residing outside the United States. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

Acquisitions

In May 2010, we signed a stock purchase agreement to acquire ODL Group Limited (“ODL”), a broker of retail FX, CFDs, spread betting and equity options headquartered in the U.K. The transaction was consummated on October 1, 2010. As consideration we provided for $2.2 million in cash, and we issued to ODL shareholders a 5.25% equity interest in FXCM Holdings, LLC.

Our acquisition of ODL was intended to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force.

On March 31, 2011, we signed a share purchase agreement, through our wholly owned subsidiary, ODL Japan Co., Ltd. (“ODL Japan”), to acquire the retail FX business of GCI Capital Co., Ltd. (“GCI”) for $5 million net of cash received, subject to certain adjustments. As consideration for this acquisition, we provided approximately $15.7 million in cash. GCI and ODL Japan merged on June 8, 2011 to ultimately form FXCM Japan Securities Co. Ltd. (“FXCMJ”).

On October 7, 2011, we signed a share purchase agreement through our wholly owned subsidiary, FXCMJ, to acquire 100% of the issued shares of Japanese FX broker, Foreland Forex Co., Ltd. (“Foreland”). As consideration for this acquisition, we provided approximately $37.7 million in cash.

The acquisitions of FXCMJ and Foreland were designed to increase our profile in the Japanese market and accelerate our growth in Asia, utilizing FXCMJ and Foreland’s relationships and sales force.

Our Products and Services

We offer three types of accounts, each designed for a particular type of retail FX trader. For those new to FX trading, we offer Micro accounts which enable new traders to open accounts with as little as $25 and trade in very small lot sizes. Our Standard accounts are designed for the majority of our traders and generally require an opening deposit of $2,000. Our Active Trader accounts are designed for experienced, high volume traders and generally require an opening deposit of $50,000 or trading volume of at least $10 million per month.

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

Spot FX Pairs

We offer spot FX trading in over 56 currency pairs. Of these pairs, our most popular seven currency pairs represent over 78% of all trading volume, with the EUR/USD currency pair being the most popular, representing over 41% of our trading volume in 2011. We add new currencies to our list provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency.

Contract-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings, which we began offering in September 2009, currently include contracts for metals, energy and stock indices, and for the year ended December 31, 2011, CFD trading constituted approximately 11% of total trading volume. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not and our affiliates do not trade or offer CFDs in the United States or to U.S. residents. CFD trading is offered through our Trading Station II and Meta Trader 4 products similar to our currency pairs. As our FX market makers cannot process agency model trades for CFDs, these products are not offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically. However, we use future contracts to hedge CFD positions on a net basis.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2011, spread betting constituted approximately 2% of total trading volume.

Equities and Equity Options

We now offer our customers equity and equity option trading through ODL. ODL offers customers outside of the United States the ability to trade equities and options on U.K., continental Europe and U.S. markets. They are offered using an ODL platform which integrates proprietary as well as third party software that connects to third party data providers, clearing firms and other market participants.

Equities and equity options offered and sold through ODL, as a regulated broker dealer in the U.K., will, if traded in the primary market, be offered and sold pursuant to Regulation S. Trading in equities and equity options for and with customers in the secondary market will be carried out by ODL in compliance with applicable rules and regulations of the Financial Services Authority and other applicable law.

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

Trading Station II (TSII) is our proprietary flagship technology platform. Over 237,000, trades a day were placed using TSII for the year ended December 31, 2011. TSII has been named FX Week’s “Best Retail Trading Platform” for 2009 and 2010. TSII combines power and functionality and is accessible through a user-friendly interface. TSII is designed to serve the needs of our retail FX customers, but also offers advanced functionalities often used by professional money managers and our institutional customers. TSII is a Windows-based platform with a wide variety of customization options for users to choose from including a choice of 17 languages. The platform provides an advanced chart offering called Marketscope which offers a wide array of customization features, technical analysis indicators, signal and alert functionality, as well as the ability to place trades directly from the chart. We grant many of our white labels a limited, non-exclusive, nontransferable, cost free license to use TSII to facilitate trading volume and increase trading fees and commissions.

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

FXCM Pro is our institutional level FX offering that allows banks, hedge funds, professional money managers and other such entities to trade anonymously, similar to an Electronic Communications Network. We currently license the technology platform for FXCM Pro from Currenex. Our added value comes from connecting institutional customers to our top tier FX market makers to gain access to preferred pricing. Customers using FXCM Pro can both take and make prices on the platform. We earn revenue through markups on those prices and/or commissions charged to the customer.

Other Platforms

Our Trading Station Web is similar to TSII but is web-based. The Browser based platform allows customers to access their account from any computer without installing any additional programs. Trading Station Web is also easy to use and has most of the customization options of the Trading Station.

Strategy Trader is a platform that provides an alternative to customers who prefer to automate trading strategies that they have either built themselves or bought from other developers. Strategy Trader users will have the ability to code and share C#-based trading systems and run them automatically through the platform.

Mirror Trader Platform, formerly FX System Selector, is a platform that allows customers to scan and review dozens of pre-programmed and pre-filtered trading systems and over 1,000 automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. Mirror Trader Platform is an ideal option for customers that follow general market trends but may not prefer to execute trades themselves.

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

While our platform is available in 17 languages and we have websites available in 15 languages, the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last two years, we have focused on expanding our global footprint by opening new international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and native speakers performing sales and support. Currently, we maintain sales offices in the United States, the United Kingdom, France, Germany, Italy, Greece, Hong Kong, Japan and Australia.

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

During the trial period for the demo account, we provide customers with information about our firm’s advantages, educational resources and trading tools. To complement these efforts, a team of Series 3 licensed sales representatives contact prospective customers by telephone to provide individualized assistance.

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

Institutional sales and marketing

FXCM Pro is targeted at institutional customers, principally banks, hedge funds, corporate treasury departments and commodity trading advisors. These customers trade using a variety of tools. Some trade directly on the FXCM Pro system, using its graphic user interface. Most, however, trade using automated systems that receive price streams from FXCM Pro, as well as other institutional FX providers such as banks and ECNs. The sales process involves identifying a customer, receiving credit approval from one of our prime brokers, signing them to a contract and then connecting them to our network. Our revenues are principally determined by the number of trades where we provided the customer with the price and execution size they desired.

We service this customer base with a small experienced institutional sales force located in our New York, London and Hong Kong offices. As the customer base is much smaller compared to that in our retail marketplace, we are able to provide customized service and attention to each account. The institutional sales force is compensated on a commission basis.

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

Our systems and policies are tested annually for Payment Card Industry (“PCI”) compliance. Additionally, we engaged a public accounting firm to perform an audit of our internal controls and issue a SSAE 16 audit report.

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

We believe our approach to risk management not only protects us from potential losses but also delivers financial benefits. As we do not hold positions on agency trades, we do not have to use our balance sheet to manage market risk or to meet the larger regulatory capital requirements that accompany those risks. This allows us instead to use our capital to:

•	enhance our global technology platform which services over 163,094 active accounts from customers in 190 countries;
•	introduce new products at an accelerated pace;
•	enhance our global brand through digital marketing campaigns developed by our in-house marketing organization; and
•	selectively acquire other retail FX brokers.

Agency execution represented approximately 86% of our retail trading volume in 2011. All Standard and Active Trader account trading is done on an agency model basis. Prior to August 2010, our FX market makers did not accept trade lot sizes smaller than $1,000, the size of some trades executed by our Micro accounts. Although we always offered the best buy and sell quotes from our FX market makers to all accounts regardless of size, we did not immediately offset certain Micro account trades with our FX market makers. For these transactions, we acted as the principal to the trade. Starting in August 2010, all Micro account FX trades, regardless of size, are executed on an agency basis. Similarly, market makers for CFDs are not yet capable of processing orders in sizes required for agency execution. We currently act as the principal on all CFD trades. We are working with our network of market makers with the goal of moving our CFD volume to agency model execution.

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

These liquidity relationships are legally formed pursuant to agreements, such as International Swaps and Derivatives Association (“ISDA”), form agreements which are signed with each financial institution. These standardized agreements are widely used in the interbank market for establishing credit relationships and are typically customized to meet the unique needs of each liquidity relationship. Each ISDA agreement outlines the products supported along with indicative bid/offer spreads and margin requirements for each product. We have had a number of key liquidity relationships in place for over five years and as such we believe we have developed a strong track record of meeting and exceeding the requirements associated with each relationship. However, our FX market makers have no obligation to continue to provide liquidity to us and may terminate our arrangements with them at any time. We currently have effective ISDA agreements and other applicable agreements.

In addition to the multiple direct relationships we have established with FX market makers pursuant to the ISDA agreements, we have also entered into prime brokerage agreements with Citibank (“Citi”) and Deutsche Bank for our retail trading, and Citi and Royal Bank of Scotland for our FXCM Pro institutional business, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime broker, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers for certain losses they may incur.

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

U.S. based retail FX brokers:  In the U.S. market, our primary competitors are Gain Capital Holdings Inc., Global Futures & FX, LLC and OANDA Corporation. They are well capitalized, have their own technology platforms and are recognizable brands. However, all of these firms operate using the principal model. We also compete with smaller retail FX brokers such as FXDirectDealer, LLC, InterbankFX, LLC, MB Trading and FX Solutions. These firms, to date, have not been our core competitors due to their smaller size, technology and marketing limitations. With the exception of InterbankFX, all of these firms operate using the principal model.

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

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K., Hong Kong, Australia and Japan.

In the United States, we are primarily regulated by the SEC, the New York Stock Exchange (“NYSE”), the Commodities Futures Trading Commission, (“CFTC”), and the National Futures Association, (“NFA”). These regulatory bodies are charged with safeguarding the integrity of the markets. The CFTC and the NFA specifically target the FX and futures markets and protect the interests of customers participating in those markets.

Outside the United States, we are regulated by, among others; the Financial Services Authority in the United Kingdom (“FSA”); the Securities and Futures Commission in Hong Kong (“SFC”); the Australian Securities and Investment Commission in Australia (“ASIC”); the Kanto Local Finance Bureau (“KLFB”)and the Financial Services Agency in Japan (“JFSA”). In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

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

Regulators in the United States, including the CFTC and the NFA, continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2011, on a separate company basis, we were required to maintain approximately $71.1 million of minimum capital in the aggregate across all jurisdictions and approximately $26.7 million of minimum capital in the aggregate for our U.S. entity. As such, as of December 31, 2011, we had approximately $114.3 million of excess adjusted net capital over this required regulated capital in all jurisdictions and $0.4 in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors”, beginning on page 13 of this Annual Report.

Employees

As of December 31, 2011, we had a total of 793 full-time employees and 75 full-time contractors, 480 of which were based in the United States and 313 of which were based outside the United States. We have assembled what we believe is a highly talented group of employees many of whom have been with the firm since our founding. We believe our culture promotes a strong sense of loyalty, customer focus and high ethical standards. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

On average for the year ended December 31, 2011, volatility in the foreign currency market was moderate, continuing a trend that had started in April 2009 and continued in May and November 2010 when volatility increased in response to the Greek and Irish debt crises, respectively. Volatility continued in 2011, particularly due to the Japanese earthquake in the beginning of 2011 as well as currency market intervention by Japanese monetary authorities. Additionally, the continued European debt crisis throughout 2011, particularly August and September 2011, were periods of elevated volatility in the foreign currency markets, which resulted in an increase in volumes and retail and institutional revenues. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

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

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer service and customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant capabilities. While we currently maintain a disaster recovery plan (“DRP”), which is intended to minimize service interruptions and secure data integrity, our DRP may not work effectively during an emergency. Any system failure that causes an interruption in our services, decreases the responsiveness of our services or affects access to our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

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

We are regulated by governmental bodies and/or self-regulatory organizations in a number of jurisdictions, including the U.S., the U.K., Hong Kong, Australia and Japan. We are also exposed to substantial risks of liability under federal and state securities laws, federal commodity futures laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the Federal Reserve and state securities regulators.

Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the United States, we are principally regulated by the CFTC and the NFA. We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the FSA in the U.K., the SFC, the ASIC, the KLFB and the JFSA. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. Among other things, we are subject to regulation with regard to:

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

Trading volume for 2011 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 48% of our total customer trading volume. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

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

We consult with local counsel in jurisdictions where our total retail trading volume per jurisdiction is greater than 1%. In the aggregate, these jurisdictions represent approximately 81% of our total retail customer trading volume. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. We generally do not consult with local counsel in jurisdictions where the total retail trading volume per jurisdiction is less than 1%. These jurisdictions represent approximately 19% of our total trading volume in the aggregate. In these jurisdictions that each have less than 1% of our total trading volume, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement. In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties and our contracts with customers may be void or unenforceable, which could lead to losses relating to restitution of client funds or principal risk on open positions. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of our business with customers in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations. If sanctions, fines, restrictions on our business or other penalties are imposed on us for failure to comply with applicable legal requirements, guidelines or regulations, our financial condition and results of operations, and our reputation and ability to engage in business, may be materially adversely affected.

We periodically evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels (firms that offer our trading services to their clients under their own brand name in exchange for a revenue sharing arrangement with us) operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions and, at any given time, are generally in various stages of updating our business practices in relation to various jurisdictions. For example, in 2010, we received a request from the JFSA, the regulatory authority responsible for the regulation of FX trading in Japan, that we submit a plan for coming into compliance with JFSA requirements with respect to transacting business with Japanese retail customers who register to trade with foreign entities not regulated by the JFSA. Accordingly, we submitted a plan to the JFSA to transfer our Japanese retail customers registered with any of our subsidiaries to our subsidiary, FXCMJ, which is also regulated with the KLFB in Japan. As of December 31, 2011, no Japanese clients are trading directly with an FXCM entity other than FXCMJ. In Canada, the securities and derivatives industry is governed locally by provincial or territorial legislation, and there is no national regulator. The regulation of FX products differs from province to province and territory to territory. For example, the provincial laws of British Columbia would require us to register as an investment dealer to offer our trading services directly. We previously conducted our business in British Columbia through an affiliate that was a registered exchange contract dealer with the British Columbia Securities Commission. We currently conduct our business in British Columbia through an arrangement with a registered investment dealer in Canada. In other provinces and territories in Canada, where we conduct the bulk of our Canadian business, we have historically provided our services directly from our U.S. facilities, without registering as a dealer in Canada. We are aware that local regulators in certain Canadian provinces and territories have begun to determine that FX trading services must be carried out through a registered investment dealer. Accordingly, we have entered an agreement with a registered investment dealer to address these regulatory developments.

As a result of these, among other potential future changes in our business practices in certain jurisdictions, customers may decide to transact their business with a different FX broker, which may adversely affect our revenue and profitability. We may also be subject to enforcement actions and penalties by the regulatory authorities of those jurisdictions or be subject to customer claims.

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

In August 2011, Forex Capital Markets, LLC (“FXCM US”) entered into a settlement with the NFA. The settlement terms principally pertain to FXCM’s practice concerning the execution of price improvements or “positive slippage” in its trading execution system prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $2 million to the NFA and to provide restitution to the affected clients.

In October 2011, FXCM US entered into a settlement with the CFTC. The settlement principally addressed allegations regarding FXCM US’s failure to monitor and maintain its trading systems prior to August 2010. FXCM US had previously settled with the NFA for allegations regarding mainly the same underlying issues. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations, to pay a fine of $6 million to the CFTC and to provide restitution to the affected clients. See “Item 3. Legal Proceedings” for further information.

A similar or related enforcement action may be brought against us, which could adversely affect our revenues and our ability to conduct our business as planned.

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

For example, in August 2010, the CFTC released final rules relating to retail FX regarding, among other things, registration, disclosure, recordkeeping, financial reporting, minimum capital and other operational standards. Most significantly the regulations:

•	impose an initial minimum security deposit amount of 2% of the notional value for major currency pairs and 5% of the notional value for all other retail FX transactions and provide that the NFA will designate which currencies are “major currencies” and review, at least annually, major currency designations and security deposit requirements and adjust such designations and requirements as necessary in light of changes in the volatility of currencies and other economic and market factors;
•	provide that referring brokers must either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX dealer member, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time;
•	require that the risk disclosure statement provided to every retail FX customer include disclosure of the number of non-discretionary accounts maintained by the futures commission merchant (“FCM”), or retail foreign exchange dealer (“RFED”), that were profitable and those that were not during the four most recent calendar quarters;
•	require us to ensure that our customers resident in the United States have accounts with our NFA-registered operating entity;
•	require that FCMs and RFEDs are obligated when re-quoting prices to do so in a symmetrical fashion so that the re-quoted prices do not represent an increase in the spread from the initially quoted prices, regardless of the direction the market moves; and
•	prohibit the making of guarantees against loss to retail FX customers by FCMs, RFEDs and referring brokers and require that FCMs, RFEDs and referring brokers provide retail FX customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss.

In response to the requirement that our customers resident in the United States maintain trading accounts only with our CFTC-registered operating subsidiary, we have migrated all consenting U.S. resident customer accounts established with our foreign affiliates to our CFTC-regulated operating subsidiary. All other U.S. resident accounts not established with our CFTC-regulated operating subsidiary have been locked from trading pending further instructions from the account holders. However, in order to permit us to comply with the rules of the FSA regarding the transfer of client accounts, the process of migrating U.S. resident customer accounts held by our FSA-regulated operating subsidiary in the U.K. was not completed until October 29, 2010, eleven calendar days following the date on which the new regulations became effective. As a result, the CFTC imposed a fine of $140,000 on Forex Capital Markets Limited, one our FSA-regulated operating subsidiaries in the U.K. To date, there have been no other related fines or penalties and do not expect any such fines or penalties to have a material adverse effect on our business, financial condition or results of operation.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), enacted in July 2010 will have broad effects on the derivatives markets generally. For example, this new law may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse affect on our business and profitability.

In the European Union (“EU”), new laws have been proposed to regulate OTC derivatives. These proposals would, among other things, require mandatory central clearing of some derivatives, higher collateral requirements, and higher capital charges for bilaterally cleared OTC derivatives. These proposals are still at the consultation stage and detailed legislative proposals have not yet been published. Accordingly, it is difficult to ascertain what impact these proposals, once adopted, will have on our business, financial condition and results of operations and cash flows. If the products that we trade become subject to mandatory central clearing, exchange trading, higher collateral requirements or higher capital charges, this may have an impact upon the economics of our business and thus have a material adverse effect on our business, financial condition and results of operations and cash flows.

Regulators in the EU have also proposed stringent regulation of remuneration practices, including proposals to require 50% of variable remuneration to be paid in the form of shares or similar capital requirements, 40% to 60% of variable remuneration to be deferred, bonuses to be proportionate to fixed salary, and up-front cash bonuses to be capped at 20% of the total bonus (30% for particularly large bonuses). The U.K.’s FSA has introduced its own proposals to widen the application of its Remuneration Code to all firms subject to the Capital Requirements Directive and to include certain quantitative restrictions on bonuses in line with the European Union’s proposals. These proposals, if adopted, may constrain our ability to operate certain remuneration practices in relation to our operations in the U.K. and elsewhere in Europe.

In addition, the ASIC is considering new regulations which would limit any inappropriate advertising by the industry, provide disclosure benchmarks for over-the-counter CFD providers, and devise a policy on customer suitability.

Additionally, the JFSA announced in August 2010 that maximum leverage for Japanese customers would be reduced from 100-to-l to 50-to-1, and then announced a further reduction from 50-to-l to 25-to-1, effective August 2011. The impact of these regulations may diminish trading volume of our customers in Japan which can affect our revenue and profitability.

In Korea, the Financial Services Commission and the Financial Supervisory Services announced that, as of March 2012, FX traders would be limited to 10-to-1 leverage, down from 20-to-1, and down from 50-to-1 in September 2009.

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

We are required to maintain high levels of regulatory capital, which could constrain our growth and subject us to regulatory sanctions.

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices and securities business. As of December 31, 2011, on a separate company basis, we were required to maintain approximately $71.1 million of minimum net capital in the aggregate across all jurisdictions, representing a $18.4 million increase from our minimum net capital requirement at December 31, 2010. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, in 2010, the FSA increased our capital requirements in the

U.K. and may do so again in the future. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

The Basel Committee on Banking Supervision has proposed a new regime for regulatory capital and liquidity, known as Basel III. The majority of these proposals were issued on December 16, 2010. The proposals include more restricted definitions of what counts as eligible regulatory capital, liquidity standards, and reform of counterparty credit risk rules. On July 20, 2011, the European Commission published its proposals for the implementation of Basel III capital requirements into EU law through the Capital Requirements Regulation and Directive (known as CRD IV). It is proposed that this legislation will enter into force on January 1, 2013 and will be gradually brought into force, applying in full from January 1, 2019.

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

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2011, we incurred advertising and marketing expenses of $34.9 million. Although we have spent significant financial resources on advertising and marketing expenses and plan to continue to do so, these efforts may not be a cost-effective way to attract new customers. In particular, we believe that while rates for desirable advertising and marketing placements, including online, search engine, print and television advertising fell in 2008, 2009 and 2010 due to the overall economic slow-down, those rates began to increase in 2011 and are likely to increase in the foreseeable future. As a result, we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation by the CFTC and NFA. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

Please see “Item 3. Legal Proceedings” beginning on page 37 of this Annual Report for a description of pending material legal proceedings we are currently involved in.

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

We currently allow our customers to use credit cards to fund their accounts with us. There is a risk that in the future, new regulations or credit card issuing institutions may restrict the use of credit and debit cards as a means to fund accounts used to trade in investment products. Deposits from credit cards represented less than 20% of total cash deposits in 2011. The elimination or a reduction in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the United States, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our acquisitions of ODL and several Japanese operating entities may adversely affect our business, and new acquisitions or joint ventures that we may pursue could present unforeseen integration obstacles.

We completed our acquisition of ODL, a London-based broker dealer of FX, CFDs, spread betting, stocks and options with substantial business in U.K. and Europe on October 1, 2010. In March 2011 and October 2011, we acquired the retail FX businesses of FXCMJ, formerly GCI, and the Japanese FX broker Foreland, respectively. The process of integrating the operations of these entities with ours may require a disproportionate amount of resources and management attention as the acquisitions will increase the geographic footprint of our operations, especially in Asia, Europe and the Middle East. Any substantial diversion of management attention or difficulties in operating any of the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of any of the operations of these entities with ours may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, customers from these entities may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of the combined business, both of which could materially adversely affect our revenue and results of operations.

We may also pursue new acquisitions or joint ventures that could present integration obstacles or costs. We may not realize any of the benefits we anticipated from the strategy and we may be exposed to additional liabilities of any acquired business, any of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional limited liability company interests in FXCM Holdings, LLC, or Holdings Units, or shares of our Class A common stock, which would dilute ownership.

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

For example, we introduced trading in CFDs. Through our acquisition of ODL, we increased the size of our CFD business and added spread betting and equity options. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, FXCM Securities Limited and Forex Capital Markets Limited (which are licensed with the FSA in the U.K.), FXCM Australia Limited (which is licensed with the ASIC) and FXCMJ (which is licensed with the KLFB and the JFSA) offer and sell CFDs outside the United States in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the United States by us and are not eligible for resale to U.S. persons. They are not registered with the SEC or any U.S. regulator. CFDs may not be enforceable in the United States. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 15.7% of our revenues from our CFD business.

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

Our revolving credit facility is guaranteed by certain subsidiaries of the Company and is secured by a pledge of certain equity interests of the Company’s domestic and foreign subsidiaries. The credit facility also contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under a revolving credit facility. Our revolving credit facility provides for a revolving credit line of up to $75.0 million. The credit agreement for our revolving credit facility contains a number of restrictive covenants including, among others, covenants relating to consolidated leverage ratio, excess net capital requirements, and net unhedged exposure. The credit agreement also contains financial covenants relating to limitations on liens, investments, payments, fundamental changes, dispositions, the incurrence of indebtedness, and transactions with affiliates. The credit agreement contains customary events of default, including, among others, non payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the financial and other covenants contained in the credit agreement; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Failure to comply with these restrictive or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt or it would have a material adverse effect on our business, operations, financial condition and liquidity. There were no amounts outstanding under our revolving credit facility as of December 31, 2011. See Note 18 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for further information on our credit facility.

Despite current indebtedness levels associated with our credit facility, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our current leverage.

We may be able to incur substantial additional indebtedness in the future. Under certain circumstances, the credit facility may be increased during the term of the credit agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2011, we generated approximately 89% of our customer trading volume from customers outside the United States. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include:

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

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the recent decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. For the years ended December 31, 2011 and 2010, our interest income was approximately $3.6 million and $2.4 million, respectively. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2011, 41 financial institutions held our funds and our customer funds of $1.2 billion, of which HSBC held approximately 15.5%, Bank of America held approximately 13.1% and Nomura held approximately 29.2%. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. Moreover, each of HSBC, Bank of America and Nomura holds in excess of 57.7% of our entire customer and our funds, if any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

We are subject to counterparty risk whereby defaults by parties with whom we do business can have an adverse effect on our business, financial condition and results of operations and cash flows.

Our FX trading operations require a commitment of capital and involve risk of losses due to the potential failure of our customers to perform their obligations under these transactions. All retail customers are required to deposit cash collateral in order to trade on our retail platforms.

Certain institutional customers that use our retail trading platforms are not required to deposit cash collateral in order to trade on our retail platforms. In rare circumstances, we provide short term credit directly to certain institutional customers when initial collateral does not cover risk exposure.

The institutional customers that use our institutional trading platforms all trade via credits and limits set by the customers’ prime brokers and by our prime brokers. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. We also, in certain situations, act in the capacity of prime broker to a select number of institutional customers that use our institutional trading platform

As of December 31, 2011, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have not suffered, nor do we anticipate suffering, losses due to failure to repay amounts credited to those certain institutional customers.

We are also subject to counterparty risk with respect to clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. Although we seek to manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk, if our credit and counterparty risk management processes are inadequate we could face significant liabilities which could have a material adverse effect upon our business, financial conditions, results of operations and cash flows.

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

We rely on certain third party computer systems or third party service and software providers, including technology platforms, back-office systems, internet service providers and communications facilities. For example, for the year ended December 31, 2011, approximately 10% of our trading volume was derived from trades utilizing the Meta Trader 4 platform, a third-party technology platform we license that is popular in the international trading community and offers our customers an alternative trading interface. Any interruption in these third party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We have relationships with NFA-registered referring brokers who direct new customers to us and provide marketing and other services for these customers. Many of our relationships with referring brokers are non-exclusive or may be terminated by the brokers on short notice. In addition, under our agreements with referring brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these referring brokers, the failure of the referring brokers to provide us with customers or our failure to create new relationships with referring brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offer more attractive compensation terms to one of our referring brokers, we could lose the broker’s services or be required to increase the compensation we pay to retain the broker. In addition, we may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent we do not enter into economically attractive relationships with referring brokers, our referring brokers terminate their relationship with us or our referring brokers fail to provide us with customers, our business, financial condition and results of operations and cash flows could be materially adversely affected.

Our relationships with our referring brokers may also expose us to significant reputational and legal risks as we could be harmed by referring broker misconduct or errors that are difficult to detect and deter.

Our reputation may be harmed by, or we may be liable for, improper conduct by our referring brokers, even though we do not control their activities. Referring brokers maintain customer relationships and delegate to us the responsibilities associated with FX and back-office operations. Furthermore, many of our referring brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Under the current rules of the NFA, we are responsible for the activities of any party that solicits or introduces a customer to us unless such party is a member or associate of the NFA. Although all of our referring brokers are members or associates of the NFA, any disciplinary action taken against our referring brokers in the United States and abroad, could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows, and, in any event, we may be subject to claims by customers and others concerning the conduct of referring brokers. In August 2010, the CFTC adopted regulations which require that referring brokers either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX broker, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time. If the referring brokers with whom we currently do business choose to enter into a guarantee agreement, we cannot assure you that such referring brokers will choose to enter into such a guarantee agreement with us, rather than one of our competitors. We would be liable for the solicitation activity and performance of our referring brokers we guarantee. At this time, we have entered into a guarantee agreement with three referring brokers.

We have relationships with white labels who direct customer trading volume to us. Failure to maintain these relationships or develop new white label relationships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with white labels which provide FX trading to their customers by using our technology platform and other services and therefore provide us with an additional source of revenue. In certain jurisdictions, we are only able to provide our services through white label relationships. Many of our relationships with white labels are non-exclusive or may be terminated by them on short notice. In addition, our white labels have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white labels, the failure of these white labels to continue to offer online FX trading services to their customers using our technology platform, the loss of requisite licenses by our white labels or our inability to enter into new relationships with white labels would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offer more attractive compensation terms to one or more of our white labels, we could lose the white label relationship or be required to increase the compensation we pay to retain the white label.

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

As of December 31, 2011, the members of FXCM Holdings, LLC controlled approximately 80% of the combined voting power of our Class A and Class B common stock. Accordingly, the members of FXCM Holdings, LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of December 31, 2011, the members of FXCM Holdings, LLC owned 80% of the Holdings Units. Because they hold their ownership interest in our business through FXCM Holdings, LLC,

rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if FXCM Holdings, LLC makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in FXCM Holdings, LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of FXCM Holdings, LLC may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence”.

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

We expect that the payments that FXCM Inc. may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement relating to the purchase by FXCM Inc. of Holdings Units as part of the IPO to aggregate $70.9 million and to range over the next 15 years from approximately $3.4 million to $7.3 million per year and decline thereafter. Future payments to our pre-IPO owners in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial as well. The foregoing numbers are merely estimates, and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by FXCM Holdings, LLC are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits FXCM Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, FXCM Inc. elects an early termination of the tax receivable agreement, FXCM Inc.’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that FXCM Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (1) FXCM Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits FXCM Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and (2) if FXCM Inc. elects to terminate the tax receivable agreement early, FXCM Inc. would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. In addition, the present value of such anticipated future payments are discounted at a rate equal to LIBOR plus 100 basis points.

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service to challenge a tax basis increase, FXCM Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that FXCM Inc. actually realizes in respect of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

As of December 31, 2011, we had an aggregate of more than 2.98 billion shares of Class A common stock authorized but unissued, including approximately 57.98 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,295,000 shares for issuance under our 2010 Long Term Incentive Plan, including, as of December 31, 2011, 8,817,890 shares issuable upon the exercise of stock options that we have granted to our officers, employees and independent contractors and 85,890 shares issuable upon the exercise of stock options that we have granted to our outside directors. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters are located in New York, NY, with other U.S. offices in Plano, TX and San Francisco, CA. As of February 17, 2012, our headquarters are located at 55 Water Street, 50th Floor, New York, NY 10041. Outside the United States, we have offices in London, Paris, Berlin, Milan, Athens, Hong Kong, Sydney, Jerusalem and Tokyo. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

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

In June 2010, FXCM US was contacted by the NFA requesting information regarding trade execution activities. In November 2010, FXCM US was additionally contacted by the CFTC for similar information. In August 2011, FXCM US entered into a settlement with the NFA. The settlement terms principally pertain to FXCM US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $2 million to the NFA and to provide restitution to the affected clients.

In October 2011, FXCM US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding FXCM US’s failure to monitor and maintain its trading systems prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $6 million to the CFTC and to provide restitution to the affected clients.

We incurred costs of approximately $16.3 million relating to these matters which is included in general and administrative in the consolidated statement of operations and comprehensive income. Additionally, in June 2011, FXCM US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse FXCM US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

On February 8, 2011, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York by a single former customer against FXCM US. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the New York General Business Law. The complaint seeks an unspecified amount of damages, trebled, and alleges false and deceptive trade practices, fraudulent and unfair trade execution and account handling practices. A motion to compel arbitration was filed by FXCM US during April 2011. In September 2011 the Plaintiff moved for leave to amend his complaint to add additional allegations and additional parties, including our CEO Dror Niv and two software companies as defendants, and a new plaintiff that also alleges it was a customer. The Company has opposed the motion for leave to amend. Both our motion to compel arbitration and the Plaintiff’s motion for leave to amend are pending. On November 30, 2011, the Court granted our motion to compel arbitration; ruled that the arbitration must be conducted on an individual basis; denied plaintiff’s request for discovery; denied plaintiff’s motion for leave to amend; and dismissed the complaint.

On October 25, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against FXCM US, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited, FXCM, Inc., and FXCM Holdings, LLC as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. While those motions to dismiss were pending, the Trustee advised Defendants that he intends to seek leave to file a Second Amended Complaint. To date, the Defendants have not received a copy of the proposed Second Amended Complaint.

Related to the CFTC and NFA matters discussed above, the Company incurred costs of approximately $16.3 million. As to the other matters described above, the Company cannot predict the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company, based on current knowledge and after consultation with counsel, does not expect that the resolution of such other matters will have a material effect on the Company.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on New York Stock Exchange under the symbol “FXCM”. The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange from December 2, 2010, the first day of trading following our initial public offering, through our fiscal year end on December 31, 2011. The initial public offering price was $14.00 per share.

Fiscal 2011	Low	High
First Quarter	$11.22	$14.80
Second Quarter	$8.80	$14.40
Third Quarter	$8.13	$14.30
Fourth Quarter	$8.70	$14.09

Fiscal 2010	Low	High
December 2 to December 31, 2010	$12.05	$15.34

Our Class B common stock is not publicly traded.

Holders of Record

On March 15, 2012, there was 1 holder of record of our Class A common stock and 43 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

We declared a quarterly dividend of $0.06 per share on our outstanding Class A common stock during 2011. Following is a summary of dividends declared per share of Class A common stock during fiscal year 2011 (in thousands, except per share amounts):

Date of Declaration	Dividend per share	Record Date	Payment Date	Total Amount
November 9, 2011	$0.06	December 19, 2011	December 30, 2011	$910,881
May 12, 2011	0.06	September 19, 2011	September 30, 2011	929,132
February 28, 2011	0.06	June 10, 2011	June 24, 2011	1,025,485
December 13, 2010	0.06	March 25, 2011	April 8, 2011	1,039,140

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

The Company made distributions to the holders of Holding Units of FXCM Holdings, LLC in the amount of $29.9 million and $97.1 million during 2011 and 2010, respectively. Distributions to the holders of Holding Units during 2010 that were made prior to our IPO amounted to $71.0 million. These distributions exceeded the amounts distributed to members pursuant to the tax distribution provisions of the then-effective limited liability company agreement of FXCM Holdings, LLC. We anticipate that future distributions by FXCM Holdings, LLC to FXCM Inc. and the other members of FXCM Holdings, LLC generally will not significantly exceed the amounts distributed to members pursuant to the tax distribution provisions of the amended and restated limited liability company agreement of FXCM Holdings, LLC, although future distributions may from time to time exceed such amounts.

Purchases of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the quarter ended December 31, 2011, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1: October 1, 2011 to October 31, 2011	—	$		—	$28,049,141.62
Month 2: November 1, 2011 to November 30, 2011	65,329		9.20	2,016,301	27,447,913.53
Month 3: December 1, 2011 to December 31, 2011	403,308		9.44	2,419,609	23,642,236.46
Total	468,637		$9.34	2,419,609	$23,642,236.46

*	As of Settlement Date
**	Average Price including Commission

On May 17, 2011, the Company’s Board of directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its board of directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan, bringing the total authorization to $50.0 million. As of December 31, 2011 the Company had repurchased a total of 2,419,609 shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date. All of the above repurchases were part of this program.

Item 6. Selected Financial Data

The following selected historical consolidated statement of financial data of FXCM Inc. should be read together with the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)(2)
	(In thousands except per share data)
Consolidated Statements of Operations and Comprehensive Income Data
Revenues
Retail trading revenue	$363,774	$318,472	$291,668	$281,385	$144,935
Institutional trading revenue	28,908	27,833	21,107	18,439	11,695
Interest income	3,644	2,373	1,289	9,085	16,357
Other income	19,581	11,599	8,666	13,731	11,535
Total revenues	415,907	360,277	322,730	322,640	184,522
Expenses
Referring broker fees	92,832	81,365	76,628	64,567	33,211
Compensation and benefits	95,086	76,195	62,588	54,578	53,575
Advertising and marketing	34,897	23,788	29,355	24,629	27,846
Communication and technology	31,869	27,120	24,026	21,311	17,836
General and administrative	71,244	38,077	26,453	20,247	17,037
Depreciation and amortization	20,053	9,306	6,542	6,095	7,364
Interest expense	329	116	125	2,168	1,374
Total expenses	346,310	255,967	225,717	193,595	158,243
Income before income taxes	65,597	104,310	97,013	129,045	26,279
Income tax provision	10,816	4,149	10,053	8,872	3,120
Net income	58,781	100,161	86,960	120,173	23,159
Net income attributable to non-controlling interest	46,045	100,015	86,960	120,173	23,159
Net income attributable to FXCM Inc.	12,736	146	—	—	—
Other comprehensive income
Foreign currency translation gain/(loss)	60	(270)	452	1	—
Comprehensive income	58,841	99,891	87,412	120,174	23,159
Comprehensive income attributable to non-controlling interest	46,015	99,693	87,412	120,174	23,159
Comprehensive income attributable to FXCM Inc.	12,826	198	—	—	—
Weighted average shares of Class A common stock outstanding	16,567	17,319	—	—	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.
Basic	$0.77	0.01	—	—	—
Diluted	$0.77	0.01	—	—	—
Consolidated Statements of Financial Condition Data
Cash and cash equivalents	$184,721	$193,330	$139,858	$179,967	$131,799
Cash and cash equivalents, held for customers	$1,046,983	$641,152	$353,825	$253,391	$315,440
Total assets	$1,487,133	$1,047,793	$517,936	$451,044	$472,564
Customer account liabilities	$1,046,983	$641,152	$353,825	$253,391	$315,440
Total equity	$293,433	$268,007	$130,788	$140,454	$96,280

(1)	In 2005, a shareholder and white label relationship of FXCM declared bankruptcy, at the time representing 40% of total revenues, resulting in a significant disruption in the business that led in large part to the reduction in revenues and the loss recorded in 2006. As a response to such bankruptcy and its effects on the business, our senior management initiated fundamental changes to our business model, including the decision to transition to an agency model, which was implemented in July 2007.

(2)	Financial statements at December 31, 2006 and for the year then ended were prepared on a combined basis. FXCM Holdings, LLC was organized in January 2007 for the purpose of consolidating the Forex Capital Markets group of companies under common management. At such time, these companies were comprised of Forex Capital Markets LLC, FXCM Canada, Ltd. and Forex Trading LLC, the latter of which was the parent company of Forex Capital Markets Limited and FXCM Asia Limited. This group of companies, absent the holding company structure or a common parent, issued audited financial statements on a combined basis as of and for the year ended December 31, 2006. The group of companies represented affiliated entities that operated in the similar capacity of online foreign currency trading. They shared common management and functioned in a number of countries under various regulatory environments. Since the operations were all interrelated, it was deemed appropriate to present the financial statements on a combined basis as it best reflected the financial condition and the result of operations of the group as a whole.

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

The historical financial information discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical results of operations and financial position of FXCM Holdings, LLC. See “Business,” “Unaudited Pro Forma Financial Information” and “Acquisitions”.

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”), trading and related services to approximately 163,094 active retail customers globally. We offer our customers access to over-the-counter, FX markets through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a broker of contract for difference (“CFDs”), spread betting, equities and equity options.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. August and September 2011 in particular were periods of elevated volatility in the foreign currency markets with heightened concerns about the fiscal position of some of the Euro zone countries. It is difficult to predict volatility in the FX market.

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

We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority in the United Kingdom (“FSA”), the Securities and Futures Commission in Hong Kong, the Australian Securities and Investment Commission in Australia, and the Kanto Local Finance Bureau and the Financial Services Agency in Japan, among others. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from CFD trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. In addition, 27% and 15% of our retail trading revenues for the year ended December 31, 2011 and December 31, 2010, respectively, were derived from such additional retail revenues earned.

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

Other — We are engaged in various ancillary FX related services and joint ventures, including providing technical expertise, and earning fees from data licensing. In addition, through ODL we earn commission revenues through ODL’s equity and related brokerage activities.

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

At the time of our initial public offering (“IPO”) and in 2011 we granted awards of stock options to purchase shares of our Class A common stock pursuant to the Long-Term Incentive Plan to certain of our employees and independent directors. The stock options have a weighted-average exercise price of $13.74 per share and, subject to the option holder’s continued employment, vest in equal annual installments over a four year period. As a result, we estimate the fair value of the issued awards at grant date, which is being recognized over the four year vesting period and recorded into the expense category in accordance with the manner in which the option holders’ other compensation is recorded. We recorded stock compensation expense of $9.5 million and $0.7 for the years ended December 31, 2011 and 2010 which is included in our consolidated statements of operations and comprehensive income.

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

General and Administrative — We incur general and administrative costs to support our operations, including:

•	Professional fees and outside services expenses — consisting primarily of legal, accounting and outsourcing fees;
•	Bank processing fees — consisting of service fees charged by banks primarily related to our customer deposits and withdrawals;
•	Fees relating to our equity options brokerage activity;
•	Regulatory fees — consisting primarily of fees from regulators overseeing our businesses which are largely tied to our overall trading revenues; and
•	Occupancy and building operations expense — consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, NY, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Athens, Milan, Hong Kong, Sydney, Jerusalem and Tokyo.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance and other expenses associated with being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations have resulted in a significant increase in legal and accounting costs.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisitions of ODL, FXCMJ and Foreland as described in this Annual Report and acquisitions of customer relationships from our competitors.

Income Taxes — Prior to our IPO in December 2010, we have historically operated as partnerships for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on our historical consolidated income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

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

Segment Information

The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 21 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Common Stock Repurchase Program

On May 17, 2011 the Company’s Board of Directors approved the repurchase of $30.0 million of its Class A common stock (the “Stock Repurchase Program”). On October 17, 2011, the board of directors approved a $20.0 million increase in the Stock Repurchase Program for an aggregate of $50.0 million.

Credit Agreement

In December 2011, we entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of our domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Acquisitions

On October 7, 2011 and March 31, 2011, the company acquired a 100% interest in Foreland (the “Foreland acquisition”) and FXCMJ (the “FXCMJ Acquisition”), respectively, two Japan based foreign exchange providers. The acquisitions were designed to increase our profile in the Japanese market and accelerate its growth in Asia, utilizing Foreland and FXCMJ’s relationships and sales force. As consideration, we provided $37.7 million and $15.7 million in cash, respectively. On October 1, 2010, we acquired a 100% interest in ODL, a leading broker of FX, CFDs, spread betting (where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market) and equity options headquartered in the United Kingdom (“U.K.”) (the “Acquisition”). The Acquisition was designed to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, we provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The acquisitions were accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.

The acquisitions resulted in a significant increase in goodwill and intangible assets in our consolidated statements of financial condition. Intangible assets acquired include non-compete agreements, retail customer relationships, institutional customer relationships, trade name and other items. The acquisitions will result in a significant increase in amortization of intangible assets in our consolidated statements of operations and comprehensive income as these intangible assets are amortized over their estimated useful lives.

Year Ended December 31, 2011 and 2010

The following table sets forth FXCM’s consolidated statement of operations and comprehensive income for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues
Retail trading revenue	$363,774	$318,472
Institutional trading revenue	28,908	27,833
Interest income	3,644	2,373
Other income	19,581	11,599
Total revenues	$415,907	$360,277
Expenses
Referring broker fees	92,832	81,365
Compensation and benefits	95,086	76,195
Advertising and marketing	34,897	23,788
Communications and technology	31,869	27,120
General and administrative	71,244	38,077
Depreciation and amortization	20,053	9,306
Interest expense	329	116
Total expenses	346,310	255,967
Income before income taxes	69,597	104,310
Income tax provision	10,816	4,149
Net income	58,781	100,161
Other comprehensive income:
Foreign currency translation gain/(loss)	60	(270)
Total comprehensive income	$58,841	$99,891

Highlights

•	The year ended December 31, 2011 experienced strong growth in customer balances with a 63.3% increase in customer equity to $1.0 billion and a 19.5% increase in active accounts to approximately 163,094 compared to 2010.
•	Total revenue increased 15.4% to $415.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was due primarily to increases in retail revenue and other income. Retail trading revenue increased 14.2% due primarily to retail trading volumes increasing by 18.7% for the year ended December 31, 2011 versus the year ended December 31, 2010, partially offset by 4% decrease in markup to $96 per million traded. Other income increased by $8.0 million or 68.8% to $19.6 million due primarily to $5.5 million increase in revenues from ODL’s equity option brokerage activities and the inclusion of non-recurring income of $3.3 million attributable to the remeasurement of the tax receivable liability to reflect the Company’s revised U.S. federal tax rate.
•	Net income decreased 41.3% to $58.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of higher expenses resulting from the acquisitions of Foreland, FXCMJ and ODL in October 2011, March 2011 and October 2010, respectively, including higher amortization of intangibles relating to these acquisitions. Net income also decreased as a result of $16.3 million of expenses relating to a settlement with the NFA and CFTC regarding trade execution activities.
•	On October 7, 2011 and March 31, 2011, respectively, we completed the acquisitions of the retail FX businesses of Foreland and FXCMJ. Our acquisitions of the retail FX business of Foreland and FXCMJ are intended to increase our profile and accelerate our growth in the Japanese market utilizing their relationships and sales force.

Revenues

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues:
Retail trading revenue	$363,774	$318,472
Institutional trading revenue.	28,908	27,833
Interest income	3,644	2,373
Other income	19,581	11,599
Total revenues	415,907	360,227
Customer equity	$1,046,983	$641,152
Tradable accounts	194,606	175,240
Active accounts	163,094	136,427
Total retail trading volume(1) (billions)	$3,774	$3,178
Retail trading revenue per million traded(1)	$96	$100

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $45.3 million or 14.2% to $363.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was due primarily to retail trading volumes increasing 18.7% as a result of organic growth and the acquisitions of ODL in the fourth quarter of 2010 and, FXCMJ and Foreland in 2011, partially offset by a 4.0% decrease in markup to $96 per million traded. Our retail markup is influenced by a number of factors but tends to be negatively impacted by lower volatilities in the currency markets. During the year ended December 31, 2011, currency volatilities were lower than the year ended December 31, 2010 on average, the latter period including a very volatile May 2010 where Euro zone troubles were of particular focus.

Institutional trading revenue increased by $1.1 million or 3.9% to $28.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. While institutional trading volume increased 55.7% for the years ended December 31, 2011 compared to the year ended December 31, 2010, our markup or institutional trading revenue per million traded declined 32.4% This reflects in part FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million to gain market share and increase volume.

Interest income increased by $1.3 million or 53.6% to $3.6 million for the year ended December 31, 2011 compared to year ended December 31, 2010. The increase was primarily due to higher cash balances which increased by 47.6% at December 31, 2011 versus December 31, 2010.

Other income increased 68.8% to $19.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, due primarily to $5.5 million increase in revenues from ODL’s equity broker-dealer business and the inclusion of non-recurring income of $3.3 million attributable to the change in tax rate in 2011 attributable to the remeasurement of the tax receivable liability to reflect the Company’s revised U.S. federal tax rate.

Expenses

	December 31, 2011	December 31, 2010
	(In thousands)
Expenses:
Referring broker fees	$92,832	$81,365
Compensation and benefits	95,086	76,195
Advertising and marketing	34,897	23,788
Communications and technology	31,869	27,120
General and administrative	71,244	38,077
Depreciation and amortization	20,053	9,306
Interest expense	329	116
Total expenses	$346,310	$255,967

Referring broker fees increased $11.5 million or 14.1% to $92.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The change was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of Foreland, FXCMJ and ODL in the Company’s results. Indirect volume increased 20.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to a higher proportion of trading volume in the year ended December 31, 2011 being derived from Asia, where the Company typically has more referring broker relationships than other regions. In addition, ODL, FXCMJ and Foreland which were acquired in October 1, 2010, March 31, 2011 and October 7, 2011, respectively, added $5.6 million in referring broker fees in the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Compensation and benefits expense increased $18.9 million or 24.8% to $95.1 million for the year ended December 31, 2011 compared to the same period in 2010. The change was due primarily to $9.5 million in stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and in August of 2011 and $9.9 million of compensation expense from Foreland, FXCMJ and ODL which were acquired in October 2010 and March 31, 2011, respectively.

Advertising and marketing expense increased $11.1 million or 46.7% to $34.9 million for the year ended December 31, 2011 compared to the same period in 2010. The Company has been increasing spending of advertising and marketing to further growth, including initiating sponsorships of a FX television show and a trading contest that commenced in the first and third quarters of 2011, respectively, on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $4.7 million or 17.5% to $31.9 million for the year ended December 31, 2011, compared to the same period in 2010. $4.5 million of the increase is due to the acquisition of Foreland, FXCMJ and ODL offset by a slight decrease in communication and technology expense relating to our institutional trading business for the year ended December 31, 2011.

General and administrative expense increased $33.2 million or 87.1% to $71.2 million for the year ended December 31, 2011 compared to the same period in 2010. $16.3 million of the increase was due to costs related to a settlement with the NFA and CFTC relating to trade execution activities, $11.3 million due to the inclusion of Foreland, FXCMJ and ODL in the results of the year ended December 31, 2011, $4.4 million increased occupancy costs relating to the Company’s relocation of its corporate headquarters, and $2.2 million in higher professional fees associated with being a public company.

Depreciation and amortization expense rose $10.7 million or 115.5% to $20.1 million during the year ended December 31, 2011 compared to the same period in 2010. Of this amount, $4.5 million was increased amortization due to the amortization of intangibles acquired in the ODL and FXCMJ purchases, $1.5 million due to the inclusion of depreciation related to Foreland, FXCMJ and ODL in the Company’s results in the year ended December 31, 2011 following the acquisition of Foreland, FXCMJ and ODL on October 1, 2010 and March 31, 2011, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Income Taxes

	December 31, 2011	December 31, 2010
	(In thousands, except percentages)
Income before income taxes	$69,597	$104,310
Income tax provision	$10,816	$4,149
Effective tax rate	15.5%	4.0%

Income tax provision increased $6.7 million or 160.7% to $10.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. While income before taxes decreased 33.3%, our effective tax rate increased from 4.0% to 15.5% due to a shift in 2011 from taxation as primarily a partnership for U.S. income purposes to a portion, FXCM Inc., being taxed as a corporation for U.S. tax purposes at a substantially higher tax rate. Additionally, trading activity moved from the U.S. to the U.K., increasing the level of business activity in the U.K. and the provision for income taxes in the U.K. Since a majority of our business in still in partnership form in 2011, a shift in business to the U.K with a 26% statutory rate in 2011 from the U.S. resulted in an increase in our effective tax rate.

Year Ended December 31, 2010 and 2009

The following table sets forth our consolidated statement of operations and comprehensive income for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues
Retail trading revenue	$318,472	$291,668
Institutional trading revenue	27,833	21,107
Interest income	2,373	1,289
Other income	11,599	8,666
Total revenues	$360,277	322,730
Expenses
Referring broker fees	81,365	76,628
Compensation and benefits	76,195	62,588
Advertising and marketing	23,788	29,355
Communications and technology	27,120	24,026
General and administrative	38,077	26,453
Depreciation and amortization	9,306	6,542
Interest expense	116	125
Total expenses	255,967	225,717
Income before income taxes	104,310	97,013
Income tax provision	4,149	10,053
Net income	100,161	86,960
Other comprehensive income:
Foreign currency translation gain	(270)	452
Total comprehensive income	$99,891	$87,412

Highlights

•	The year ended December 31, 2010 experienced strong growth in customer balances with an 81.2% increase in customer equity to $641.2 million and a 16.7% increase in active accounts to 136,427.
•	Total revenues increased 11.6% to $360.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was due primarily to increases in retail and institutional trading revenues. While retail trading volume decreased by 9.3% in 2010 versus 2009, due in large part to lower average volatility in the currency markets, retail trading revenues increased due to the inclusion of CFD trading, a new product offering introduced in the latter part of 2009, increased payments for order flow and higher fees from our white labels.
•	Net income increased 15.2% to $100.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to a decrease in our effective tax rate and an increase in our revenues, which were partially offset by an increase in total expenses.
•	On October 1, 2010, we acquired ODL, a leading broker of retail FX, CFDs, spread betting, and equity options headquartered in the U.K. Our acquisition of ODL is intended to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force.
•	On December 7, 2010, we completed an IPO of our Class A common stock. Pursuant to the IPO, we sold 17,319,000 shares of Class A common stock (which includes 2,259,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option).

Revenues

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues:
Retail trading revenue	$318,472	$291,668
Institutional trading revenue	27,833	21,107
Interest income	2,373	1,289
Other income	11,599	8,666
Total revenues	360,227	322,730
Customer equity	$641,152	$353,825
Tradeable accounts	175,240	140,565
Active accounts	136,427	116,919
Total retail trading volume(1) (billions)	$3,178	$3,504
Retail trading revenue per million traded(1)	$100	$83

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

Referring broker fees increased $4.7 million or 6.2% to $81.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, in line with increases in volume from referring brokers. For the year ended December 31, 2010, volume from referring brokers increased 3.0% from the year ended December 31, 2009, due primarily to FXCM entering into a white label arrangement with ODL prior to final closing on October 1, 2010.

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

Segment Results

Years Ended December 31, 2011, 2010 and 2009

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 163,094 active retail customers globally as of December 31, 2011.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	$383,685	$332,444
Operating expenses	220,963	167,723
Income before income taxes	$162,722	$164,721

Revenues for the Retail Trading segment increased $51.2 million or 15.4% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase is a result of retail customer trading volume increased 18.7% to $3,774 billion, partially offset by the markup for retail trading revenue per million traded decreasing 4.0% from $100 to $96, increased revenue from a full year of ODL’s business and the inclusion of Foreland and FXCMJ’s revenues in the year ended December 31, 2011.

Operating expenses increased $53.2 million or 31.7% to $221.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was due primarily to $11.4 million or 14.2% higher referring broker fees, $14.1 million or 34.2% in higher compensation and benefits expense, $10.7 million or 115.5% higher depreciation and amortization expense, $11.1 million or 46.8% in higher advertising and marketing expense and $6.1 million or 65.7% of higher bank processing and regulatory fees. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of Foreland, FXCMJ and ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the Foreland, FXCMJ and ODL purchases and the inclusion of Foreland’s, FXCMJ’s and ODL’s depreciation and amortization expenses in the Company’s results in the year ended December 31, 2011 following the acquisitions of Foreland, FXCMJ and ODL in October 2010 and March 2011, respectively. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011. The increase in general and administrative expense fees was primarily due to the inclusion of Foreland, FXCMJ and ODL in the Company’s results for the year ended December 31, 2011 compared to the year ended December 31, 2010 and higher prime brokerage fees.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	$28,908	$27,833
Operating expenses	14,763	18,931
Income before income taxes	$14,145	$8,902

Revenues for our Institutional Trading segment increased $1.1 million or 3.9% to $28.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. While institutional trading volume increased 55.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010 our markup or institutional trading revenue per million traded declined 32.4%. This reflects in part FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million to gain market share and increase volumes.

Operating expenses decreased $4.2 million or 22.0% to $14.8 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The change is due primarily to $1.5 million in higher compensation and benefits expense resulting from stock options awards granted at the time of the IPO in December 2010 and higher benefit costs, offset by $3.8 million of lower communication and technology expense, due to a non-recurring lump sum settlement of a disputed amount in the prior year to a third party provider of the platform used by the institutional segment to provide trading services.

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

Corporate — Loss before income taxes of the Corporate segment for the year ended December 31, 2011 an 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	$3,314	$—
Operating expenses	110,584	69,313
Loss before income taxes	$(107,270)	$(69,313)

Loss before income taxes increased $38.0 million or 54.8% to $107.3 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. $22.1 million of increased general and administrative cost which includes a $16.3 million regulatory settlement reserve, higher compensation cost of $3.3 million resulting from the inclusion of ODL and stock compensation awards, and $8.5 million in higher Communication and Technology. $4.4 million in increased rent and occupancy expense were the result of additional branch office openings in Europe, the relocation of our Hong Kong office and increased space in New York, and $2.3 million was due to an increase in legal and accounting fees. These increases were offset by the inclusion of non-recurring income of $3.3 million attributable to the remeasurement of the tax recievable liability to reflect the Company’s revised U.S. federal tax rate.

Loss before income taxes of the Corporate segment for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Revenues	—	—
Operating expenses	$69,313	$60,772
Loss before income taxes	$69,313	$60,772

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

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2011
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$95,540	$97,017	$93,482	$77,735
Institutional trading revenues	7,088	7,720	6,721	7,379
Interest Income	807	963	933	941
Other Income	5,353	3,368	2,263	8,597
Total revenues	108,788	109,068	103,399	94,652
Expenses
Referring broker fees	20,579	25,720	24,932	21,601
Compensation and benefits	26,424	22,955	23,121	22,586
Advertising and marketing	10,522	9,870	7,487	7,018
Communication and technology	8,310	8,190	8,010	7,359
General and administrative	15,888	13,197	29,244	12,915
Depreciation and amortization	5,852	5,367	4,740	4,094
Interest expense	103	93	60	73
Total expenses	87,678	85,392	97,594	75,646
Income before income taxes	21,110	23,676	5,805	19,006
Income Tax Provision	61	8,136	2,070	549
Net income	21,049	15,540	3,735	18,457
Net income attributable to noncontrolling interest	17,822	12,142	420	15,661
Net income attributable to FXCM Inc.	$3,227	$3,398	$3,315	$2,796

	For the Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$3,227	$3,398	$3,315	$2,796
Net income per Class A Share:
Basic and Diluted	$0.21	$0.21	$0.19	$0.16

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2010
	(In thousands)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,865	$80,383	$86,477	$67,748
Institutional trading revenues	7,054	7,190	7,402	6,187
Interest Income	880	488	489	516
Other Income	4,328	2,470	2,294	2,509
Total revenues	96,127	90,531	96,662	76,960
Expenses
Referring broker fees	19,685	24,607	21,418	15,655
Compensation and benefits	23,872	17,826	17,608	16,891
Advertising and marketing	6,873	5,601	5,979	5,336
Communication and technology	7,948	6,373	7,260	5,538
General and administrative	12,285	8,178	9,181	8,433
Depreciation and amortization	4,014	1,831	1,718	1,743
Interest expense	39	27	25	26
Total expenses	74,716	64,443	63,189	53,622
Income before income taxes	21,411	26,088	33,473	23,338
Income Tax Provision	632	(1,449)	2,358	2,608
Net income	20,779	27,537	31,115	20,730
Net income attributable to noncontrolling interest	20,633	27,537	31,115	20,730
Net income attributable to FXCM Inc.	$146	$—	$—	$—

December 7, 2010 Through December 31, 2010
Net Income (In thousands)	$146
Net Income per Class A Share:
Basic and Diluted	$0.01

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash generated by or available to the Company should be sufficient to fund its corporate needs for the foreseeable future. The Company’s source of cash includes cash provided by operations, cash and cash equivalents and available borrowing capacity under its credit agreement. We primarily invest our cash in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

		As of December 31, 2011
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, LLC	USA	$26.7	$27.1	$0.4
Forex Capital Markets, Ltd.	U.K.	12.7	40.3	27.6
FXCM Asia, Ltd.	Hong Kong	5.5	17.4	11.9
FXCM Australia, Ltd.	Australia	1.3	4.3	3.0
ODL Group, Ltd.	U.K.	10.2	38.2	28.0
FXCM Securities, Ltd.	U.K.	5.2	24.4	19.2
FXCM Japan Securities Co., Ltd.	Japan	9.5	33.6	24.1

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of December 31, 2011, the Company was not subject to such repayment requirements.

Cash Flow and Capital Expenditures

Years Ended December 31, 2011 and 2010

The following table sets forth a summary of our cash flow for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(In thousands)
Cash provided by operating activities	$82,630	$89,512
Cash used for investing activities	(44,284)	(9,190)
Cash used for financing activities	(44,052)	(28,835)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,903)	1,985
Net increase in cash and cash equivalents	(8,609)	53,472
Cash and cash equivalents – end of year	$184,721	$193,330

Cash provided by operating activities was $82.6 million for the year ended December 31, 2011 compared to $89.5 million for the year ended December 31, 2010, a decrease of $6.9 million. This decrease was due to $41.4 million lower net income in addition to a increase of $34.5 million in adjustments to reconcile net income to net cash provided by operating activities in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an decrease in cash and cash equivalents, held for customers of $116.3 million for the year ended December 31, 2011 compared to an increase of $126.8 million for the year ended December 31, 2010, an increase in other assets of $4.6 million for the year ended December 31, 2011 versus an increase of $3.2 million for the year ended December 31, 2010, an increase of $119.0 million in customer account liabilities for the year ended December 31, 2011 compared to an increase of $100.6 million for the year ended December 31, 2011, a $8.1 million increase in accounts payable and accrued expenses versus an increase of $0.6 million for the year ended December 31, 2010 and a $4.3 million decrease in due to brokers versus an increase of $11.2 million for the years ended December 31, 2011 and 2010, respectively.

Cash used in investing activities was $44.3 million for the year ended December 31, 2011 compared to $9.2 million for the year ended December 31, 2010, an increase of $35.0 million. The reason for the increase in cash used was $30.0 million for the purchase of fixed assets for the year ended December 31, 2011 compared to $8.6 million for the purchase of fixed assets for the year ended December 31, 2011, cash paid for the acquisition of FXCMJ and Foreland of $12.8 and purchase of intangible assets in the amount of $1.5 million.

Cash used in financing activities was $44.1 million for the year ended December 31, 2011, compared to $28.8 million for the year ended December 31, 2010, an increase of $15.2 million. The decrease in cash used in financing activities was due to lower distributions to members in the year ended December 31, 2011 of $29.9 million compared to a payout of $70.7 million in the year ended December 31, 2010, dividend paid in amount of $3.9 million and the repurchase of treasury stock in the amount of $26.4 million.

Capital expenditures were $31.5 million for the year ended December 31, 2011, compared to $12.3 million for the year ended December 31, 2010. Capital expenditures for the year ended December 31, 2011 relate to capitalized software of $10.2 million, license of $10.1 million, computer equipment of $6.5 and leasehold improvements of $3.8 million as a result of the New York office relocating its corporate headquarters.

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

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company’s domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. There was no outstanding amount under the Credit Agreement as of December 31, 2011 and consequently, no related interest expense.

Pursuant to financial covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for two of its subsidiaries (Forex Capital Markets, LLC and Forex Capital Markets, Ltd.), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 10% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary restrictive covenants as well as certain customary events of default.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011					2010					2009
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments	Adjusted Pro Forma
Revenues	$415.9	$(3.3	)(1)	$412.6		$360.3	$—		$360.3		$322.7	$—	$322.7
Expenses
Referring broker fees	92.8	—		92.8		81.4	—		81.4		76.6	—	76.6
Compensation and Benefits	95.1	(9.3	)(2)	85.8		76.2	(6.8	)(2)	69.4		62.6	—	62.6
Depreciation and amortization	20.1	—		20.1		9.3	—		9.3		6.5	—	6.5
Other expenses	138.3	(16.3	)(3)	122.1		89.1	—		89.1		80.0	—	80.0
Total expenses	346.3	(25.5)		320.8		256.0	(6.8)		249.2		225.7	—	225.7
Income before income taxes	69.6	22.2		91.8		104.3	6.8		111.1		97.0	—	97.0
Income tax provision	10.8	13.8	(4)	24.6		4.2	37.3	(4)	41.5		10.1	25.6 (4)	35.6
Net income	58.8	8.4		67.2		100.1	(30.5)		69.6		87.0	(25.6)	61.4
Net income attributable to noncontrolling interest	46.1	(46.1	)(5)	0		100.0	(100.0	)(5)	—		87.0	(87.0)	—
Net income attributable to FXCM Inc.	$12.7	$54.4		$67.2		$0.1	$69.5		$69.6		$—	$61.4	$61.4
Fully diluted shares outstanding				74.5	(6)				75.3	(6)			75.3	(6)
Earnings per share				$0.90					$0.92				$0.82

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the years ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended December 31,
	Adjusted Pro Forma
	In millions
	2011	2010	2009
Net income attributable to FXCM Inc.	67.2	69.6	61.4
Net income attributable to noncontrolling interest	—	—	—
Provision for income taxes	24.6	41.5	35.6
Depreciation and amortization	20.1	9.3	6.5
EBITDA	111.9	120.4	103.5

(1)	Represents the elimination of an amount attributable to the remeasuement of due to members pursuant to our tax receivable agreement. This is a non-recuring income attritubatable to the change in our U.S. federal tax rate.
(2)	Represents the elimination of equity-based compensation associated with the IPO and onetime charges in 2010 relating to certain arrangements with a former employee and our CFO as a result of the IPO.
(3)	Represents an adjustment to costs relating to a settlement with the NFA and CFTC regarding trade execution activities. Pursuant to an agreement with a subsidiary of Holdings, certain founding members of Holdings agreed to reimburse the cost of these matters up to $16.0 million plus additional amounts as approved by such founding members, $16.0 million and $0.3 million were recorded in July 2011 and August 2011, respectively. Consequently, there was no impact to the Corporation's net income for the period ended December 31, 2011 as the entire expense was allocated to such founding members. $16.3 million of additional capital was provided by the respective founding members.
(4)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 26.8% and 37.3% and 36.7%, for the year ended December 31, 2011, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of all Holdings Units (excluding Holdings Units held by FXCM Inc.) for shares of Class A common stock of FXCM Inc.

(5)	Represents the elimination of the non-controlling interest associates with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM Inc.), as if the unit holders had fully exchanged their Holdings Units for shares of Class A common stock of FXCM Inc.
(6)	Fully diluted shares assuming all unitholders (excluding FXCM Inc.) had fully exchanged their Holdings Units for shares of Class A common stock of FXCM Inc.

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at December 31, 2011:

	As of December 31, 2011
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$48,156	$6,091	$9,363	$5,688	$27,014
Vendor obligations	970	643	313	14	—
Total	$49,126	$6,734	$9,676	$5,702	$27,014

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

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

A summary of our significant accounting policies and estimates follows:

Revenue Recognition

The Company makes foreign currency markets for customers trading in foreign exchange spot markets (“Foreign Currencies”) and through its subsidiary FXCM Securities Limited (“FSL”), engages in equity and related brokerage activities. Foreign Currencies are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of our realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, we earn income from trading in CFDs, payments for order flow, rollover and spread betting. Our policy is to use futures to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between our realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. We recognize payments for order flow as earned. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

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

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd. As consideration for the services, we received an upfront nonrefundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the year ended December 31, 2011 and 2010. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the consolidated statements of operations and comprehensive income.

Other income also includes the amount attributable to the remeasurement of due to members pursuant to the tax receivable agreement. This non-recurring income is attributable to the change in tax rate. Additionally, other income includes amounts earned from the sale of market data, equity and equity option brokerage activities and ancillary fee income.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency transactions and CFD transactions. The balance arises primarily from cash deposited by customers, customer margin balances. We record a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements.

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

As of December 31, 2011 and 2010, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including due from broker and other, are carried at cost or contracted amounts, which approximates fair value. Also included in due from brokers are open future contracts used as hedges of the Company’s CFD business, which are carried at fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of December 31, 2011 and 2010. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2011 and 2010. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

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

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2011, 2010 and 2009.

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

Goodwill

The Company recorded goodwill from the acquisition of ODL Group Limited (“ODL”), a leading broker of FX, CFDs, spread betting equities and equity options headquartered in the United Kingdom (the “U.K.”) (the “Acquisition”) on October 1, 2010 (the “Acquisition Date”). Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows and the trading price of our common stock and other factors. There was no impairment of goodwill for the year ended December 31, 2011. Although there is no impairment as of December 31, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships and non-compete agreements acquired from the Acquisition described above.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

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

As at December 31, 2011, 18.2% of our net assets (assets less liabilities) were in British pounds, 18.3% in Euros, 26.7% in Japanese yen, and 20.7% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $5.3 million in the case of British pounds, $5.4 million for Euros and $7.8 million for Japanese yen.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at December 31, 2011, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $6.2 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the years ended December 31, 2011 and 2010, we incurred $0.6 million and $0.5 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2011, our exposure to our three largest institutional counterparties, all major global banking institutions, was 47.8% of total assets and the single largest within the group was 24.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of December 31, 2011, our net unhedged exposure to CFD customer positions was 2.8% of total assets. A 1% change in the value of our unhedged CFD positions as of December 31, 2011 would result in a $0.4 million decrease in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2011, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 12% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2011, we had $71.1 million in regulatory capital requirements at our regulated subsidiaries and $185.4 million of capital on a consolidated basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements, providing reasonable assurance that receipts and expenditures of assets are made in accordance with management authorization and providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting has been audited by the our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited FXCM Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FXCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FXCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of FXCM Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 of FXCM Inc. (prior to December 7, 2010, FXCM Holdings LLC and subsidiaries) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 15, 2012

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights		(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,927,378*	$		2,367,622
Equity compensation plans not approved by security holders	—		—	—

*	85,890 securities issued to our independent directors on December 1, 2010 were fully vested on December 1, 2011

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

(a)(3) Exhibits

See Exhibit Index

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited the accompanying consolidated statement of financial condition of FXCM Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2011 and 2010, and the consolidated results of operations and comprehensive income and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Public Company Accounting Oversight Board (United States), FXCM Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 15, 2012

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Financial Condition
As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$184,721	$193,330
Cash and cash equivalents, held for customers	1,046,983	641,152
Due from brokers	1,311	125
Accounts receivable, net	17,004	18,324
Deferred tax asset	6,982	7,625
Tax receivable	2,016	1,643
Total current assets	1,259,017	862,199
Deferred tax asset	88,556	90,107
Office, communication and computer equipment, net	39,686	18,709
Goodwill	48,605	37,937
Other intangible assets, net	32,051	26,472
Other assets	19,218	12,369
Total assets	$1,487,133	$1,047,793
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,046,983	$641,152
Accounts payable and accrued expenses	56,723	37,470
Due to brokers	13,495	13,314
Deferred tax liability	2,241	1,844
Due to related parties pursuant to tax receivable agreement	3,575	3,817
Deferred revenue	—	6,000
Total current liabilities	1,123,017	703,597
Deferred tax liability	7,044	5,770
Due to related parties pursuant to tax receivable agreement	63,639	70,419
Total liabilities	1,193,700	779,786
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 14,899,391 and 17,319,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	149	173
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in-capital	86,152	101,848
Retained earnings	8,977	146
Accumulated other comprehensive income	142	52
Total stockholders’ equity, FXCM Inc.	95,421	102,220
Non-controlling interest	198,012	165,787
Total stockholders’ equity	293,433	268,007
Total liabilities and stockholders’ equity	$1,487,133	$1,047,793

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2011, 2010 and 2009

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$363,774	$318,472	$291,668
Institutional trading revenue	28,908	27,833	21,107
Interest income	3,644	2,373	1,289
Other income	19,581	11,599	8,666
Total revenues	415,907	360,277	322,730
Expenses
Referring broker fees	92,832	81,365	76,628
Compensation and benefits	95,086	76,195	62,588
Advertising and marketing	34,897	23,788	29,355
Communication and technology	31,869	27,120	24,026
General and administrative	71,244	38,077	26,453
Depreciation and amortization	20,053	9,306	6,542
Interest expense	329	116	125
Total expenses	346,310	255,967	225,717
Income before income taxes	69,597	104,310	97,013
Income tax provision	10,816	4,149	10,053
Net income	58,781	100,161	86,960
Net income attributable to members of FXCM Holdings, LLC	46,045	100,015	86,960
Net income attributable to FXCM Inc. for the years ended December 31, 2011 and 2010	12,736	146	—
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	60	(270)	452
Comprehensive income	58,841	99,891	87,412
Comprehensive income attributable to members of FXCM Holdings, LLC	46,015	99,693	87,412
Comprehensive income attributable to FXCM Inc. for the years ended December 31, 2011 and 2010	$12,826	$198	$—

	Year Ended December 31, 2011	December 7, 2010 through December 31, 2010
Weighted average shares of Class A common stock outstanding:
Basic	16,567	17,319
Diluted	16,567	17,319
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.77	$0.01
Diluted	$0.77	$0.01
Dividends declared per common share	$0.24	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Stockholders’ Equity/Members’ Capital
(In thousands, except share amounts)

	FXCM Holdings, LLC		FXCM Inc.
	Total Members’ Capital	Accumulated Other Comprehensive (Prior to December 7, 2010)	Non- controlling Interest	Retained Earnings	Accumulated Other Comprehensive (Subsequent to December 6, 2010)	Additional Paid-in Capital					Total Stockholders’/ Members’ Equity
							Common Stock – Class B		Common Stock – Class A
							Shares	Dollars	Shares	Dollars
Balance as of January 1, 2009	$140,453	$1	$—	$—	$—	$—	—	$—	—	$—	$140,454
Net income	86,960	—	—	—	—	—	—	—	—	—	86,960
Other comprehensive income, net of tax foreign currency translation gain	—	452	—	—	—	—	—	—	—	—	452
Distributions	(97,078)	—	—	—	—	—	—	—	—	—	(97,078)
Balance as of December 31, 2009	130,335	453	—	—	—	—	—	—	—	—	130,788
Net income	99,571	—	—	—	—	—	—	—	—	—	99,571
Other comprehensive income, net of tax foreign currency translation loss	—	(494)	—	—	—	—	—	—	—	—	(494)
Distributions	(70,724)	—	—	—	—	—	—	—	—	—	(70,724)
Acquisition of ODL	52,395	—	—	—	—	—	—	—	—	—	52,395
Balance prior to December 6, 2010	211,577	(41)	—	—	—	—	—	—	—	—	211,536
Effects of Reorganization and Offering	(211,577)	41	(211,536)	—	—	—	—	—	—	—	0
Balance as of December 6, 2010	—	—	211,536								211,536
Net income subsequent to December 6, 2010	—	—	444	146	—	—	—	—	—	—	590
Other comprehensive income, net of tax foreign currency translation adjustment	—	—	172	—	52	—	—	—	—	—	224
Class A common stock
Issuance of Class A shares in Initial Public Offering, net of issuance cost	—	—	—	—	—	226,533	—	—	17,319,000	173	226,706
Class B common stock	—	—	—	—	—	—	100	1	—	—	1
Purchase of Holding Units from existing owners	—	—	(38,512)	—	—	(138,452)	—	—	—	—	(176,964)
Effects of Tax Receivable Agreement (See Note 18)	—	—	—	—	—	13,100	—	—	—	—	13,100
Equity based compensation	—	—	—	—	—	667	—	—	—	—	667
Other Initial Public Offering costs	—	—	(7,853)	—	—	—	—	—	—	—	(7,853)
Balance as of December 31, 2010	—	—	165,787	146	52	101,848	100	1	17,319,000	173	268,007
Net income	—	—	46,045	12,736	—	—	—	—	—	—	58,781
Other comprehensive income, net of tax foreign currency translation adjustment	—	—	(30)	—	90	—	—	—	—	—	60
Class A common stock
Repurchase of class A common stock pursuant to publicly announced program	—	—	—	—	—	(26,333)	—	—	(2,419,609)	(24)	(26,357)

See accompanying notes to the consolidated financial statements.

	FXCM Holdings, LLC		FXCM Inc.
	Total Members’ Capital	Accumulated Other Comprehensive (Prior to December 7, 2010)	Non- controlling Interest	Retained Earnings	Accumulated Other Comprehensive (Subsequent to December 6, 2010)	Additional Paid-in Capital					Total Stockholders’/ Members’ Equity
							Common Stock – Class B		Common Stock – Class A
							Shares	Dollars	Shares	Dollars
Issuance of Class A shares in Initial Public Offering, net of issuance cost	—	—	—	—	—	—	—	—	—	—	—
Class B common stock	—	—	—	—	—	—	—	—	—	—	—
Purchase of Holding Units from existing owners	—	—	—	—	—	—	—	—	—	—	—
Effects of Tax Receivable Agreement (See Note 18)	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	10,637	—	—	—	—	10,637
Dividends on class A common stock	—	—	—	(3,905)	—	—	—	—	—	—	(3,905)
Other Initial Public Offering costs	—	—	(142)	—	—	—	—	—	—	—	(142)
Contributions	—	—	16,263	—	—	—	—	—	—	—	16,263
Distributions	—	—	(29,911)	—	—	—	—	—	—	—	(29,911)
Balance as of December 31, 2011	$—	$—	$198,012	$8,977	$142	$86,152	100	$1	14,899,391	$149	$293,433

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$58,781	$100,161	$86,960
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,053	9,305	6,542
Equity-based compensation	9,535	667	—
(Gain)/loss on disposal of office, communication and computer equipment and other intangible assets	320	10	(20)
Deferred tax expense (benefit)	(74)	976	240
Deferred revenue	(6,000)	(6,000)	(6,000)
Loss from other investment	—	—	224
Bad debt	1,250	—	—
Due to related parties pursuant to TRA	(3,314)	—	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(116,276)	(126,776)	(102,610)
Due from brokers	2,739	4,059	780
Accounts receivable	765	(2,050)	(2,423)
Tax receivable	177	12	—
Other assets	(4,575)	(3,215)	(805)
Customer account liabilities	118,981	100,578	100,434
Accounts payable and accrued expenses	4,572	586	(1,749)
Due to brokers	(4,304)	11,199	(2,427)
Net cash provided by operating activities	82,630	89,512	79,146
Cash Flows From Investing Activities
Cash paid for investment	—	—	(2,000)
Purchase of office, communication and computer equipment	(30,041)	(8,550)	(8,010)
Purchases of intangible assets	(1,456)	—	(1,249)
Payments for acquisitions; net of cash acquired	(12,787)	3,062	—
Proceeds from sale of office and computer equipment	—	—	154
Addition of capital software	—	(3,702)	—
Net cash used in investing activities	(44,284)	(9,190)	(11,105)
Cash Flows From Financing Activities
Payments for IPO costs	(142)	(7,853)	—
Members’ distributions	(29,911)	(70,724)	(100,048)
Contribution from members	16,263	—	—
Dividends paid	(3,905)	—	—
Stock repurchase	(26,357)	—	—
Payment of note payable	—	—	(10,730)
Proceeds from IPO	—	226,706	—
Purchase of Holding Units	—	(176,964)	—
Net cash used in financing activities	(44,052)	(28,835)	(110,778)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,903)	1,985	2,628
Net (decrease) increase in cash and cash equivalents	(8,609)	53,472	(40,109)
Cash and Cash Equivalents
Beginning of Year	193,330	139,858	179,967
End of Year	$184,721	$193,330	$139,858
Supplemental disclosures of cash flow activities
Net cash paid for taxes	$4,117	$9,434	$10,994
Cash paid for interest	$—	$38	$1,926
Supplemental disclosure of non-cash investing activities
Value of equity interest paid for business acquisition	$—	$52,395	$—

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

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, LLC (“US”), FXCM Canada, Ltd. (“Canada”), Forex Trading, LLC (“FXT”) and ODL Group Limited (“ODL”). FXT’s wholly owned subsidiaries include FXCM Asia Limited (“HK”), Forex Capital Markets Limited (“UK”), and FXCM Australia, Ltd. (“Australia”). On October 1, 2010, the Company acquired ODL, a broker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the “U.K.”). ODL’s wholly owned subsidiaries include FXCM Securities Limited (“FSL”) (formerly, ODL Securities Limited) and FXCM Japan Securities Co., Limited. (“FJSL”) (formerly, ODL Japan Co. Limited (“ODL JL”). On March 31, 2011, the Company acquired FXCM Japan, Inc., (“FXCMJ”) a Japan-based foreign exchange provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ was a wholly owned subsidiary of ODL JL. FXCMJ’s wholly owned subsidiary is GCI Technology USA, Inc. On July 10, 2011, FXCMJ merged into ODL JL (the “FXCMJ Merger”) and ODL JL concurrently changed its name to FXCM Japan Securities Co., Limited. On October 7, 2011 the Company acquired Foreland Forex Co. Limited (“Foreland”), a Japan-based foreign exchange provider. On December 15, 2011, Foreland merged into FJSL (the “Foreland Merger”). The FXCM Merger and the Foreland Merger were accounted for as transfers among entities under common control and recorded at their historical costs.

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

the transactions. The Company receives commissions for these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a broker of contracts for difference (“CFDs”), spread betting, equities and equity options.

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

At the time of the offering, the Corporation purchased newly-issued Holdings Units from Holdings and outstanding Holdings Units from the existing owners of Holdings, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the existing owners continue to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holdings Units of Holdings was accounted for as a transaction between entities under common control in accordance with the guidance in ASC Subtopic 805-50. Holdings recognized the amount of cash transferred at the date of the exchange and measured the cash received at its carrying amount. The date of the exchange was December 7, 2010 (i.e., the effective date of the initial public offering).

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

Tax Receivable Agreement

Holdings has made an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the Holdings members in connection with the IPO and these subsequent exchanges, FXCM Inc. will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that FXCM Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Corporation entered into a tax receivable agreement with Holdings members that will provide for the payment by FXCM Inc. to the Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of FXCM Inc. and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by FXCM Inc. will be computed by comparing the actual income tax liability of FXCM Inc. (calculated with certain assumptions) to the amount of such taxes that FXCM Inc. would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had FXCM Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless FXCM Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or FXCM Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if FXCM Inc. had exercised its right to terminate the agreement.

Note 2. Significant Accounting Policies and Estimates

A summary of the Company’s significant accounting policies and estimates is as follows:

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and the results for the periods presented. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by ASC 810, Consolidations, or entities where it has a controlling financial interest.

FJSL has a fiscal year end of March 31 while the Company has a fiscal year end of December 31. As noted above, FJSL is a Japanese based foreign exchange provider and is required under Japanese law to have a fiscal year end of March 31. The difference between the Company’s reporting year end and FJSL does not result in a material impact on the Company’s financial position or results of operations.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders economic interest in Holdings was 20.4% and 79.6%, respectively, as of December 31, 2011. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 23.0% and 77.0%, respectfully, as of December 31, 2010. Net income attributable to the non-controlling interest on the statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks and highly liquid instruments with original maturities of less than 90 days at the time of purchase and cash held by FX and CFD market makers related to hedging activities. At times, these balances may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency and CFD transactions. The balance arises primarily from cash deposited by customers and customer margin balances. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $874.4 million and $502.9 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including due from brokers and others, are carried at cost or contracted amounts, which approximates fair value. Also included in due from brokers are open future contracts used as hedges of the Company’s CFD business, which are carried at fair value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value.

The Company did not have any Level II and III financial assets or liabilities as of December 31, 2011 and 2010. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2011. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Derivatives

The Company enters into futures contracts to economically hedge the open customer contracts of its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFDs allow for the exchange of the difference in value of a particular asset such as stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. As of December 31, 2011, the Company’s CFD hedges include future contracts for metals and stock indices and fall within level I as they are actively traded and valued at their quoted market price. The Company’s derivative contracts are accounted for at fair value in accordance with FASB ASC 815, Derivatives and Hedging and are included in due to/from brokers in the consolidated statements of financial condition as of December 31, 2011 and 2010. The fair value of the derivatives was not material for the years ended December 31, 2011 and 2010. During the years ended December 31, 2011 and 2011, losses included in retail trading revenue in the consolidated statements of operations and comprehensive income was $8.8 million and $5.4 million, respectively. The net notional value of the derivative contracts was $104.6 million and $103.6 million as of December 31, 2011 and 2010, respectively.

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. Also included in due from/to brokers is the fair value of open future contracts used as hedges of the Company’s CFD business. The Company has master netting agreements with its respective counterparties under which its due to/from brokers are presented on a net-by-counterparty basis in accordance with U.S. GAAP.

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

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2011, 2010 and 2009.

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

Goodwill

The Company recorded goodwill from the acquisitions of ODL, FXCMJ and Foreland. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of the goodwill impairment test, the Company has identified its Retail and Institutional trading segments as its reporting units. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The determination of fair value includes considerations of projected cash flows. There was no impairment of goodwill for the year ended December 31, 2011. Although there is no impairment as of December 31, 2011, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

In assessing Goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment review process is unnecessary. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of the two-step impairment review process. In 2011, the Company elected not to perform a qualitative assessment for goodwill. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including Goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the Goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s Goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of Goodwill is determined in the same manner as the amount of Goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company’s 2011 annual impairment analyses did not result in any impairments of the Company’s goodwill.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships and non-compete agreements acquired from ODL and FXCMJ.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the consolidated statements of operations and comprehensive income. The carrying amount of equity method investments was $4.6 million and $3.6 million as of December 31, 2011 and 2010, respectively, and is reflected in other assets in the consolidated statements of financial condition.

Accounts Receivable, net

As of December 31, 2011 and 2010, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Accounts receivable net, also consists of amounts due from the sellers of ODL related to certain warranties and indemnities pursuant to the Company’s ODL purchase agreement. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, $1.2 million and nil of reserve, respectively, was netted against receivables in the consolidated statements of financial condition.

Other Assets

Other assets include prepaid expenses, equity method investments, employee advances, and deposits for rent security (see Note 10).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, bonus payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, IPO related costs payable, regulatory fees payable, a payable for a portion of the cash consideration relating to the business acquisitions (see Note 4), and taxes payable (see Note 11).

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the statements of operations and comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the consolidated statements of operations and comprehensive income. The Company recorded a gain of $3.1 million, $2.8 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Translation gains or losses resulting from translating the Company’s subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in other comprehensive income in the consolidated statements of operations and comprehensive income. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at an applicable average rate.

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

Retail Trading Revenue

Retail trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. The retail trading revenue is earned utilizing an agency model. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in CFDs, payments for order flow, rollovers and spread betting. The Company’s policy is to use futures to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company’s realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

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

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd. As consideration for the services, the Company received an upfront nonrefundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the year ended December 31, 2011 and 2010. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the consolidated statements of operations and comprehensive income.

Other income also includes the amount attributable to the remeasurement of due to members pursuant to the tax receivable agreement. This non-recurring income is attributable to the change in tax rate as disclosed in Note 19. Additionally, other income includes amounts earned from the sale of market data, equity and equity option brokerage activities and ancillary fee income.

Referring Broker Fees

Referring broker fees represent commissions paid to brokers for introducing trading customers to the Company. Commissions are determined based on the number and size of transactions executed by the customers and are recorded on a trade date basis.

Compensation and Benefits

Compensation and benefits expense represents employee and member salaries and benefit expense, including stock based compensation expense. Such amounts have been included in employee compensation and benefits in the consolidated statements of operations and comprehensive income.

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

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, equity options brokerage activity fees professional and consulting fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit card transactions and prime brokerage fees charged by clearing banks. Regulatory fees are volume-based costs charged by certain regulatory authorities.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Income Taxes

As a result of the Corporation's acquisition of Holdings Units from Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting an increase in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation's taxable income. As a result of a federal income tax election Holdings has made, applicable to a portion of the Corporation's acquisition of Holdings Units, the income tax basis of the Company’s share of the assets of Holdings, have been adjusted based upon the amount that the Corporation has paid for its Holdings Units. The Corporation has entered into an agreement with the selling unit holders of Holdings that will provide for the additional payment by the Corporation to the selling unit holders of Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of Holdings goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect or change in tax laws and rates on the date of enactment. See additional information in Note 19.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of income.

Allocation and Distribution of Holdings Earnings

The allocation of Holdings’ earnings to the members is determined in accordance with the sharing ratio as defined in the LLC agreement. Distributions to members are made according to the LLC Agreement. Refer to Notes 13, 18.

Recently Adopted Accounting Pronouncement

Testing Goodwill for Impairment

In 2011, the Company early adopted guidance that provides companies with an option to use a qualitative assessment to test Goodwill for impairment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If the Company concludes that this is not the case, then the two-step impairment test will not be required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See “Goodwill” for more information.

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

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the year ended December 31, 2011, the Company repurchased a portion of its outstanding Class A common stock (see Note 15). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest as presented in the following table, with amounts in thousands, except share data:

	Shares Outstanding	Economic Interest in Holdings
		Non- Controlling	FXCM Inc.	Total
Balance as of December 31, 2010	17,319,000	77.0%	23.0%	100.0%
Class A common stock repurchased pursuant to publicly announced program	(2,419,609)	2.6%	(2.6)%	0.0%
Balance as of December 31, 2011	14,899,391	79.6%	20.4%	100.0%

Note 4. Business Acquisitions

Foreland

On October 7, 2011, the Company acquired a 100% interest in Foreland (the “Foreland Acquisition”), a Japan based foreign exchange provider. The Foreland Acquisition was designed to increase the Company’s profile in the Japanese market and accelerate its growth in Asia, utilizing Foreland’s relationships and sales force. The Company’s purchase price was $37.7 million provided in cash. The Foreland Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The $37.7 million purchase price was allocated to Foreland assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $10.0 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading segment based on an analysis of the fair value of assets acquired

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions  – (continued)

and expected future benefits of synergies created from combining Foreland’s FX business with the Company’s foreign exchange trading expertise, the economies of scale expected from combining the operations of the two companies and the retail relationships brought by the Foreland’s management. No goodwill is expected to be deductible for federal income tax purposes.

Foreland Purchase Price Allocation

(Amounts in thousands)
Purchase price		$37,654
Net assets acquired	$21,460
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships(1)	9,925
Deferred tax liability	(3,726)
Fair value of net assets acquired		27,659
Goodwill resulting from the Foreland acquisition		$9,995

(1)	Consists of retail customers. The amortization life is 6 years.

The amounts included in the Foreland Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of Foreland net assets recognized as of October 7, 2011, with amounts in thousands:

As of October 7, 2011
Assets
Cash and cash equivalents	$29,853
Cash and cash equivalents, held for customers	172,826
Accounts receivable, net	501
Office, communication and computer equipment, net	847
Intangible assets	9,934
Other assets	1,199
Total assets	$215,160
Liabilities
Customer account liabilities	$172,826
Accounts payable and accrued expenses	6,502
Due to brokers	4,447
Deferred tax liability	3,726
Total liabilities	187,501
Fair value of net assets acquired	$27,659

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions  – (continued)

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Foreland Acquisition since based on current information and events, it is probable that the Company will collect all amounts due according to the contractual terms of the receivables.

FXCMJ

On March 31, 2011, the Company acquired a 100% interest in FXCMJ (the “FXCMJ Acquisition”), a Japan-based foreign exchange provider that had previously contracted to use the FXCM Japan trademark. The FXCMJ Acquisition was designed to increase the Company’s profile in the Japanese market and accelerate its growth in Asia, utilizing FXCMJ’s relationships and sales force. The Company’s purchase price was $15.7 million provided in cash. The FXCMJ Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The $15.7 million purchase price was allocated to FXCMJ assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $0.8 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading segments based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining FXCMJ’s foreign exchange with the Company’s foreign exchange trading expertise, the economies of scale expected from combining the operations of the two companies and the retail relationships brought by the FXCMJ’s management. No goodwill is expected to be deductible for federal income tax purposes.

FXCM Japan Inc. Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,725
Net assets acquired	$14,301
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships(1)	1,055
Deferred tax liability	(397)
Fair value of net assets acquired		14,959
Goodwill resulting from the FXCMJ acquisition		$766

(1)	Consists of retail customers. The amortization life is 6 years.

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

Note 4. Business Acquisitions  – (continued)

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of FXCMJ net assets recognized as of March 31, 2011, with amounts in thousands:

As of March 31, 2011
Assets
Cash and cash equivalents	$9,827
Cash and cash equivalents, held for customers	114,024
Due from broker	3,885
Accounts receivable, net	194
Tax receivable	478
Office, communication and computer equipment, net	2,279
Intangible assets	1,064
Other assets	1,189
Total assets	$132,940
Liabilities
Customer account liabilities	$114,023
Accounts payable and accrued expenses	3,561
Deferred tax liability	397
Total liabilities	117,981
Fair value of net assets acquired	$14,959

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables since based on current information and events, it is probable that the Company will collect all amounts due according to the contractual terms of the receivables.

ODL

On the October 1, 2010, the Company acquired a 100% interest in ODL (the “ODL Acquisition”), a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the U.K. The ODL Acquisition was designed to increase the Company’s profile in the U.K. market and accelerate its growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, the Company provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The ODL Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The $54.6 million purchase price was allocated to ODL assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of $38.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading and Institutional segments based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining ODL’s FX, CFDs and spread betting business with the Company’s foreign exchange trading expertise, the economies of scale expected from combining the operations of the two companies and the retail and institutional relationships brought by the ODL’s management. No goodwill is expected to be deductible for federal income tax purposes.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions  – (continued)

ODL Purchase Price Allocation

(Amounts in thousands)
Purchase price		$54,588
Net assets acquired	$(3,251)
Adjustments to reflect acquired assets and liabilities at fair value Customer relationships(1)	19,708
Non-compete agreements(2)	7,214
Trade name(3)	330
Deferred tax liability	(7,630)
Fair value of net assets acquired		16,371
Goodwill resulting from the ODL acquisition		$38,217

(1)	Consists of retail and institutional customers. The amortization lives are 6 and 9 years for retail and institutional customers, respectively.
(2)	Consists of two non-compete agreements with amortization lives of 2 and 3 years.
(3)	Amortization life is 1 year

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions  – (continued)

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the ODL Acquisition date since based on current information and events, it is probable that the company will collect all amounts due according to the contractual terms of the recievable.

Condensed Combined Financial Information

The following condensed financial information presents the results of operations of ODL from the Acquisition Date to December 31, 2010, with amounts in thousands:

For the Period October 1, 2010 to December 31, 2010
Total revenues	$10,588
Net Income	$3,007

Pro Forma Condensed Combined Financial Information

Pro Forma condensed combined financial information for the acquisitions completed in 2011 (i.e., Foreland and FXCMJ) and 2010 (i.e., ODL) are presented as they may have appeared if all acquisitions had been completed on January 1, 2011 and 2010, with amounts in thousands:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Total revenues	$437,777	$419,163	$387,216
Net Income	$49,707	$73,612	$60,189

These pro forma results for the years ended December 31, 2011 and 2010 primarily include adjustments for the amortization of the intangible assets acquired in the acquisitions and the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with Foreland, FXCMJ and ODL prior to the acquisitions. As discussed in Note 1, Foreland and FXCMJ merged into FJSL on December, 15, 2011 and July 10, 2011, respectively. Consequently, it is impracticable to determine the respective total revenues and net income for the year ended December 31, 2011 since the Company does not keep separate book and records for the merged entities.

Acquisition-related Costs

For the year ended December 31, 2011, acquisition-related transaction costs for the acquisitions were $0.2 million for the acquisition of Foreland and $0.3 for the acquisition of FXCMJ. For the year ended December 31, 2010, acquisition-related costs for the ODL Acquisition were $2.0 million. Acquisition-related transaction costs are included in general and administrative expense in the consolidated statements of operations and comprehensive income.

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions CFDs and spread betting, including unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.0 billion and $0.6 billion as of December 31, 2011 and 2010, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 6. Equity Method Investment

As of December 31, 2011 and 2010, the Company had $4.6 million and $3.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26.3% equity interest in a developer of FX trading software and 33.0% equity interest in a referring broker. Equity method investments are included in other assets in the consolidated statements of financial condition as of December 31, 2011 and 2010. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the years ended December 31, 2011, 2010 and 2009 and is included in other income in the consolidated statements of operations and comprehensive income.

There were no dividend distributions received from the FX trading software developer and the referring broker during 2011, 2010 and 2009.

Note 7. Office, Communication and Computer Equipment

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of December 31, 2011 and 2010, with amounts in thousands:

	December 31, 2011	December 31, 2010
Computer equipment	$27,167	$20,412
Software	18,119	5,435
Leasehold improvements	7,724	4,419
Furniture and fixtures and other equipment	2,476	1,722
Licenses	17,082	8,083
Communication equipment	1,151	926
	73,719	40,997
Less: Accumulated depreciation	(34,033)	(22,288)
Office, communication and computer equipment, net	$39,686	$18,709

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense included in the consolidated statements of operations and comprehensive income was $13.1 million, $6.9 million, and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $3.0 million, $1.7 million and nil for the years ended December 31, 2011, 2010 and 2009, respectively. The Company disposed of $1.4 million of fully depreciated assets during 2011. The amount of fixed assets disposed of by the Company for the year ended December 31, 2010 was not material.

Unamortized capitalized software development costs were $13.5 million and $3.7 million as of December 31, 2011 and 2010, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the year ended December 31, 2011, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2010	$27,105	$10,832	$37,937
Goodwill acquired	10,761	—	10,761
Foreign currency translation adjustment	(54)	(39)	(93)
Balance at December 31, 2011	$37,812	$10,793	$48,605

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2011 and 2010, with amounts in thousands:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$32,144	$(4,628)	$27,516	$21,547	$(2,443)	$19,104
Non-compete agreements	7,214	(3,290)	3,924	7,214	(644)	6,570
Trade name	338	(338)	—	330	(83)	247
Foreign currency translation adjustment	(230)	230	—	(199)	—	(199)
Total finite-lived intangible assets	$39,466	$(8,025)	$31,441	$28,892	$(3,170)	$25,722
Indefinite-lived intangible assets
License	610	—	610	600	—	600
Exchange membership seat	—	—	—	150	—	150
Total indefinite-lived intangible assets	$610	$—	$610	$750	$—	$750

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years and 1 year, respectively and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense included in the consolidated statements of operations and comprehensive income was $6.9 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively. Amortization expense was $0.8 million for the year ended December 31, 2009 as the customer relationships were purchased in December of that year. Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2011 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
2012	$7,802
2013	6,760
2014	5,118
2015	4,837
2016	4,215
Thereafter	2,709
$31,441

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 10. Other Assets

Other assets were comprised of the following as of December 31, 2011 and 2010, with amounts in thousands:

	December 31, 2011	December 31, 2010
Prepaid expenses	$10,305	$5,714
Equity method investments	4,639	3,632
Employee advances	532	2,144
Deposits	3,728	504
Other	14	375
	$19,218	$12,369

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2011 and 2010, with amounts in thousands:

	December 31, 2011	December 31, 2010
Operating expenses payable	$19,273	$14,466
Bonus payable	12,412	9,187
Commissions payable	8,576	8,918
IPO related costs payable	—	1,556
Regulatory fees payable	—	1,514
Acquisitions cash consideration	2,342	1,432
Due to members	3,707	—
Deferred rent	2,290	—
Income taxes payable	8,123	397
	$56,723	$37,470

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

For 2011 and 2010, an aggregate of 8,817,890 and 8,127,890 stock options granted to certain employees, non-employees and members of the board of directors, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	January 1, 2011 Through December 31, 2011	December 7, 2010 through December 31, 2010
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$12,736	$146
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$12,736	$146
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	16,567	17,319
Add dilutive effect of the following:
Stock options	—	—
Assumed conversion of Holding Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	16,567	17,319
Basic income per share of Class A common stock	$0.77	$0.01
Diluted income per share of Class A common stock	$0.77	$0.01

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of December 31, 2011 and 2010, the outstanding balance was $0.5 million and $2.1 million, respectively, and is included in other assets in the consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of December 31, 2011, and 2010, employees account liabilities totaled $0.3 million and $3.0 million, respectively and are included the consolidated statements of financial condition as customer account liabilities. Account liabilities of shareholders with a greater than 5% ownership in the Company, was $2.5 million and $10.8 as of December 31, 2011 and 2010, respectively and are included the consolidated statements of financial condition as customer account liabilities.

Pursuant to an agreement with a former employee the Company incurred compensation expense in connection with the IPO in the amount of $5.7 million for the year ended December 31, 2010. This amount is included in the consolidated statements of operations and comprehensive income as compensation and benefits.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the years ended December 31, 2011, 2010 and 2009, these fees and commissions were approximately $3.5 million, $1.8 million and $0.3 million, respectively and are included in the consolidated statements of operations and comprehensive income as referring broker fees. The Company expects to enter into a definitive agreement in the near future.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby, these members reimburse US for amounts related to National Futures Association (“NFA”) and Commodity Futures Trading Commission (“CFTC”) matters, up to $16.3 million. Refer to Notes 2 and 18 for further details.

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

Payments under Tax Receivable Agreement

As discussed in Note 1, the Corporation entered into a tax receivable agreement with the Holdings members that will provide for the payment by FXCM Inc. to the Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) increases in tax basis associated with the election effected under Section 754 of the Code, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable Agreement. The aggregate payments under the tax receivable agreement were $70.9 million and $74.2 million as of December 31, 2011 and 2010, respectively.

Note 14. Stock-Based Compensation

The Company has a long term incentive plan (the “LTIP”) that provides for the grant of stock options to purchase shares of its Class A common stock to its employees (“Employee Stock Options”) and the independent board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and a four-year graded vesting schedule. The Independent Directors Options also have a seven-year contractual term but cliff vest on the first anniversary after the grant date. As of December 31, 2011, the weighted average exercise price of the Stock Options was $13.74. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s stock options activity under the LTIP for the years ended December 31, 2011 and 2010:

	Stock Options Outstanding
	Number of Stock Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2010	—	$—
Granted(1)	8,127,890	14.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2010	8,127,890	$14.00
Granted	690,000	10.73
Exercised	—	—
Forfeited or expired	(219,750)	14.00
Outstanding as of December 31, 2011	8,598,140	$13.74

(1)	Reflects stock options granted on December 1, 2010 at the time of the IPO

The following table summarizes the Company’s stock option activity as of December 31, 2011 and changes to the year then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2011	8,127,890	$14.00	—
Granted	690,000	10.73	—
Exercised	—	—	—
Forfeited or expired	(219,750)	14.00	—
Outstanding as of December 31, 2011	8,598,140	$13.74	2.9
Vested or expected to vest at December 31, 2011	8,025,927	$13.75	2.9
Exercisable as of December 31, 2011	2,041,453	$14.00	2.8

The weighted-average grant date fair value of options granted during the years 2011 and 2010 was $4.26 and $5.26. The weighted average does not apply to the year ended December 31, 2009 since the Stock Options were not awarded during that period.

As of December 31, 2011 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.9 years and the unrecognized expense is $31.1 million. The fair value of the shares vested under the LTIP during the year ended December 31, 2011 was $10.7 million. The fair value of the shares vested under the LTIP was nil during the year ended December 31, 2010 since the shares were granted on December 1, 2010 and will vest on the first anniversary after the grant date.

Stock-based compensation before income taxes included in compensation and benefits in the consolidated statements of operations and comprehensive income was $9.1 million for the year ended December 31, 2011 and $0.7 million for the year ended December 31, 2010, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the consolidated statements of operations and comprehensive income was $0.4 million for the year ended December 31, 2011 and was not material for the year ended December 31, 2010, for the Independent Directors Options. The Company did not

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

record compensation expense for the year ended December 31, 2009 since the Stock Options were not awarded during that period. The total compensation cost capitalized and included in office, communication and computer equipment, net in the consolidated statements of financial condition was $1.1 million for the year ended December 31, 2011 and was not material for the year ended December 31, 2010. The Company did not record any capitalized compensation cost for the year ended December 31, 2009 since the Stock Options were not awarded during that period.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the year ended December 31, 2011 and 2010, nor for the year ended December 31, 2009 since it did not have any stock based compensation during that period.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock options, consistent with the provisions of ASC 718. The fair value of the Stock Options grant is estimated on the date of the grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Options granted to the Company’s independent directors are considered options granted to employees under ASC 718 as defined therein.

Assumptions used in the Black Scholes valuation model were as follows:

	Employee Stock Options			Independent Directors Options
	For the Year Ended			For the Year Ended
	2011	2010	2009	2011	2010	2009
Expected term in years	4.75	4.75	—	—	4.0	—
Risk-free interest rate	0.96%	1.57%	—	—	1.28%	—
Expected volatility	56.00%	50.00%	—	—	50.00%	—
Dividend yield	2.24%	1.86%	—	—	1.86%	—
Estimated fair value at grant date	$4.26	$5.26	—	—	$4.88	—

Expected term for the Employee Stock Options and the Independent Directors Options is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company’s stock has been publically traded for less than two years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

The risk free interest rates for the Employee Stock Options and the Independent Directors Options are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Stock Options.

Expected volatility is based on a weighing of the historical and implied volatilities of the Company and for a set of public guideline companies deemed comparable to it. The guideline companies selected operate in a similar industry, pursue similar market opportunities, and are subject to similar risks of the Company. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the Company’s Stock Options, the related stock-based compensation expense and, consequently, its results of operations and comprehensive income.

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

During the year ended December 31, 2011, the Company repurchased and retired 2,419,609 shares of its class A common stock, at an average price of $10.89 per share, for approximately $26.4 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the year ended December 31, 2011, with amounts in thousands:

Class A Common Stock	As of December 31, 2011
Balance at December 31, 2010	17,319
Issued	—
Repurchased	(2,420)
Balance at December 31, 2011	14,899

As of December 31, 2011, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2010. Therefore, as of December 31, 2011, there were 100 shares of Class B common stock issued and held by the members of Holdings.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 15. Stockholders’ Equity  – (continued)

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2011, 2010 and 2009.

Note 17. Net Capital Requirements

US, registered as a futures commission merchant and a retail foreign exchange dealer with the CFTC and the NFA, is subject to the NFA’s net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20 million plus 5% of all liabilities owed to customers exceeding $10 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

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

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FSL is a registered broker dealers. ODL and FSL are subject to minimum capital requirements. ODL JL, a registered broker dealer organized in Japan, was regulated by the FSA of Japan and was subject to minimum capital requirements. As ODL JL was merged into FJSL in July 2011, the Company did not have any capital requirements for this entity as of September 30, 2011. FJSL, a registered broker dealer organized in Japan, is regulated by the FSA of Japan and is subject to minimum capital requirements. As ODL was acquired by the Company on October 1, 2010, the Company did not have any capital requirements for these entities prior to the acquisition.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 17. Net Capital Requirements  – (continued)

Canada, organized in Nova Scotia, was registered as an exchange contracts dealer with the British Columbia Securities Commission (“BCSC”). Canada ceased operations in October 2009 and deregistered with the BCSC with the ultimate objective of dissolution. Canada was subject to BCSC minimum financial requirements or “risk adjusted capital” as of December 31, 2010. Canada received final deregistration approval in January 2011 and therefore did not have net capital requirements as of December 31, 2011.

Australia, organized in New Zealand, is a registered exchange contract dealer with the Australia Securities & Investments Commission (“ASIC”) and is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Canada, Australia, ODL, FSL, ODL JL and FXCMJ as of December 31, 2011 and 2010, with amounts in millions:

	December 31, 2011
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$27.1	$17.4	$40.3	$4.3	$38.2	$24.4	$33.6
Minimum capital requirement	26.7	5.5	12.7	1.3	10.2	5.2	9.5
Excess capital	$0.4	$11.9	$27.6	$3.0	$28.0	$19.2	$24.1

	December 31, 2010
	US	HK	UK	Canada	Australia	ODL	FSL	ODL JL
Capital	$89.4	$16.1	$28.4	$1.0	$3.1	$6.1	$15.4	$2.0
Minimum capital requirement	26.5	5.1	8.9	0.1	0.1	5.5	5.5	1.0
Excess capital	$62.9	$11.0	$19.5	$0.9	$3.0	$0.6	$9.9	$1.0

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows as of December 31, 2011, with amounts in thousands:

Year Ending December 31,	As of December 31, 2011
2012	$6,713
2013	5,339
2014	4,326
2015	3,237
2016	2,465
Thereafter	27,014
$49,094

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the consolidated statements of operations and comprehensive income, for the years ended December 31, 2011, 2010 and 2009, was $8.9 million, $4.6 million and $2.9 million, respectively. These amounts are net of sublease income. Sublease income included in the future minimum lease payments for the year ended December 31, 2011 is not material. For the year ended December 31, 2010 and 2009 the sublease commitment was $0.3 million and $0.6 million, respectively.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the years ended December 31, 2011, 2010, and 2009. The capital leases expire in 2013. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

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

In June 2010, Forex Capital Markets, LLC (“FXCM US”) was contacted by the NFA requesting information regarding trade execution activities. In November 2010, FXCM US was additionally contacted by the CFTC for similar information. In August 2011, FXCM US entered into a settlement with the NFA. The settlement terms principally pertain to FXCM US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $2 million to the NFA and to provide restitution to the affected clients.

In October 2011, FXCM US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding FXCM US’s failure to monitor and maintain its trading systems prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $6 million to the CFTC and to provide restitution to the affected clients.

We incurred costs of approximately $16.3 million relating to these matters which is included in general and administrative in the consolidated statement of operations and comprehensive income. Additionally, in June 2011, FXCM US entered into an agreement with certain founding members of Holdings, whereby these members would reimburse FXCM US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income for the year ended December 31, 2011, as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

On October 25, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited, FXCM, Inc., and FXCM Holdings, LLC as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. While those motions to dismiss were pending, the Trustee advised Defendants that he intends to seek leave to file a Second Amended Complaint. To date, the Defendants have not received a copy of the proposed Second Amended Complaint.

For the adversary complaint disclosed above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0.0 million and $1.0 million as of December 31, 2011. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of December 31, 2011 and 2010.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company’s domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. The Company did not incur any interest expense nor commitment fee for the year ended December 31, 2011 since there was no outstanding amount under the Credit Agreement. The Company recorded $0.8 million of debt financing costs for the year ended December 31, 2011. This cost, which was capitalized, is included in other assets in the consolidated statements of financial condition and is being amortized over the life of the Credit Agreement. Amortized debt finance cost included in general and administrative expense in the consolidated statements of operations and comprehensive income

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

was not material for the year ended December 31, 2011. The Company did not record debt finance amortization cost for the years ended December 31, 2010 and 2009 since the Credit Agreement was not in existence during those periods.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 10% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of December 31, 2011, the Company was not subject to such repayment requirements.

Note 19. Income Taxes

Income from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, includes the following income / (loss) components, with amounts in thousands:

	Year Ended December 31,
	2011	2010	2009
Domestic	29,035	92,724	116,199
Foreign	40,562	11,586	12,846
	69,597	104,310	129,045

The provision for income taxes consists of the following, with amounts in thousands:

	Year Ended December 31,
	2011	2010	2009
Current
Federal income tax	238	—	—
State and local income tax	1,384	588	840
Foreign income tax	9,268	2,585	8,973
Subtotal	10,890	3,173	9,813
Deferred
Federal income tax	7,578	(12)	—
State and local income tax	(1,802)	19	240
Foreign income tax	(5,850)	969	—
Subtotal	(74)	976	240
Total provision for taxes	10,816	4,149	10,053

During 2011, the company determined that its applicable U.S. federal tax rate will be 34%. The decrease in the rate from 35% to 34% resulted in a reduction in the 2011 current tax provision and an increase in the 2011 deferred tax provision with a corresponding reduction of $3.8 million in deferred tax asset in consolidated statements of financial condition.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 19. Income Taxes  – (continued)

The following table reconciles the provision for taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	34.0%	35.0%	35.0%
Income passed through to non-controlling members	(13.0)	(35.0)	(35.0)
State and local income taxes	2.1	0.6	1.1
Foreign income taxes	(0.2)	3.4	9.3
Release of valuation allowance	(11.8)	—	—
Foreign tax credit valuation allowance	0.8	—	—
Impact of rate change on deferred tax assets	4.0	—	—
Other	(0.4)	—	—
Effective tax rate	15.5%	4.0%	10.4%

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiary operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company's earnings attributable to the non-controlling interest are not subject to corporate level taxes. During 2011, the Company's effective tax rate increased primarily as a result of (i) a shift from taxation as primarily a partnership to a portion being taxed as a corporation for U.S. tax purposes at a substantially higher rate, (ii) an increase in the amount of the income passed through to non-controlling members, (iii) a shift in business to the U.K. (iv) a revaluation of the Company’s deferred tax assets attributable to a decrease in the Company’s statutory rate offset by (v) the release of a valuation allowance associated with the Company’s deferred tax assets.

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	Year Ended December 31,
	2011	2010
Deferred tax assets
Equity based compensation	206	9
Deferred revenue	—	83
Investment in partnership	79,353	87,336
Fixed assets	4,052	4,219
Tax loss carryforwards	7,602	6,030
Tax credit carryforward/foreign sub income	878	—
Japan software	4,045	—
Other	280	55
Gross deferred tax assets	96,416	97,732
Less: valuation allowance	(878)	—
Net deferred tax asset	95,538	97,732
Deferred tax liabilities
Fixed assets	54	26
Intangible assets	8,873	7,159
Software development cost	116	21
Other	242	408
Gross deferred tax liabilities	9,285	7,614
Net deferred tax asset	86,253	90,118

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 19. Income Taxes  – (continued)

The decrease in deferred tax assets was primarily driven by a reduction in the Company’s tax basis in a partnership interest and by a reduction in the Company’s U.S. federal statutory tax rate.

Management assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $0.9 million has been recorded as of December 31, 2011.

The Company has foreign net operating loss carryforwards of $12.2 million and $13.1 million from Japan and United Kingdom, respectively. The Japanese net operating loss carryforwards may be carried forward for nine years, while the United Kingdom net operating loss has an indefinite life. The tax credit carryforward includes foreign tax credits that may be carried forward for a period of 10 years and unincorporated business tax credits that may be carried forward for an indefinite period.

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $19.7 million as of December 31, 2011.

Taxes payable as of December 31, 2011 and December 31, 2010 were $8.1 million and $0.4 million, respectively and are included in accounts payable and accrued expenses in the consolidated statements of financial condition (see note 11). Taxes receivable as of December 31, 2011 and December 31, 2010 were $2 million and $1.6 million respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	2011	2010	2009
Unrecognized tax benefits - January 1	$—	$—	$—
Gross increases – tax positions in prior period	44	—	—
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	179	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$223	$—	$—

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated statement of financial condition.

Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during 2011. The Company accrued penalties and interest of nil for the year of 2010 and 2009.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 19. Income Taxes  – (continued)

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2011, the Company’s tax years for 2008, 2009, and 2010 are subject to examination by the tax authorities. With a few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the consolidated statements of financial condition was $1.3 million and not material as of December 31, 2011 and 2010, respectively. As of December 31, 2011, 72.7% of the Company’s due from broker balance, included on the consolidated statements of financial condition, was from one large financial institution. As of December 31, 2010, 50.8% of the Company’s due from brokers balance, included in the consolidated statements of financial condition, was from one large, global financial institution. Three banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2011. Three banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2010.

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Year Ended December 31, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$383,685	$28,908	$3,314	$415,907
Operating expenses	220,963	14,763	110,584	346,310
Income (loss) before income taxes	$162,722	$14,145	$(107,270)	$69,597
Assets	$1,361,577	9,534	116,022	$1,487,133

	As of and For the Year Ended December 31, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$332,444	$27,833	$—	$360,277
Operating expenses	167,723	18,931	69,313	255,967
Income (loss) before income taxes	$164,721	$8,902	$(69,313)	$104,310
Assets	$1,018,344	18,192	11,256	$1,047,793

	As of and For the Year Ended December 31, 2009
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$301,623	$21,107	$—	$322,730
Operating expenses	151,853	13,092	60,772	225,717
Income (loss) before income taxes	$149,770	$8,015	$(60,772)	$97,013
Assets	$499,296	2,827	15,813	$517,936

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 21. Segments  – (continued)

	Years Ended December 31,
	2011	2010	2009
Total Revenues
United States	$329,377	$334,268	$322,848
Asia	28,071	10,043	13,196
Europe, Middle East and North Africa	165,298	105,835	38,118
Other	5,098	4,388	3,526
Eliminations	(111,937)	(94,257)	(54,958)
Total	$415,907	$360,277	$322,730

	Years Ended December 31,
	2011	2010	2009
Operating Expenses
United States	$299,852	$241,396	$258,466
Asia	24,285	8,752	7,626
Europe, Middle East and North Africa	130,479	97,175	11,779
Other	3,631	2,901	947
Eliminations	(111,937)	(94,257)	(53,101)
Total	$346,310	$255,967	$225,717

	Years Ended December 31,
	2011	2010	2009
Income (Loss) Before Income Taxes
United States	$29,525	$92,872	$64,380
Asia	3,787	1,291	5,570
Europe, Middle East and North Africa	34,819	8,660	26,339
Other	1,466	1,487	2,580
Eliminations	—	—	(1,856)
Total	$69,597	$104,310	$97,013

Note 22. Subsequent Events

The Company has evaluated subsequent events after the date of the financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the financial statements. Such evaluation was performed through the report date of the financial statements.

In February 2012, the Company entered into a white label arrangement to provide platform, back office and other trade execution services to E*Trade Financial.

Subsequent to December 31, 2011 and through March 15, 2012, certain members of Holdings exchanged 5.2 million of their Holding Units, on a one-for-one basis, for shares of the Company’s Class A common stock under an exchange agreement.

As of March 15, 2011, Company had an outstanding balance of $50.0 million under the Credit Agreement.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on April 30, 2012 to Class A stockholders of record at the close of business on April 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York.

FXCM INC.
Date: March 15, 2012	By: /s/ Dror (Drew) Niv Name: Dror (Drew) Niv Title: Chief Executive Officer

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

Signature	Title	Date
/s/ Dror (Drew) Niv Dror (Drew) Niv	Director and Chief Executive Officer (principal executive officer)	March 15, 2012
/s/ David Sakhai David Sakhai	Director and Chief Operating Officer	March 15, 2012
/s/ William Adhout William Ahdout	Director	March 15, 2012
/s/ Kenneth Grossman Kenneth Grossman	Director	March 15, 2012
/s/ Eduard Yusupov Eduard Yusupov	Director	March 15, 2012
/s/ Robert Lande Robert Lande	Chief Financial Officer (principal financial and accounting officer)	March 15, 2012
/s/ James Brown James Brown	Director	March 15, 2012
/s/ Ryan Silverman Ryan Silverman	Director	March 15, 2012
/s/ Arthur Gruen Arthur Gruen	Director	March 15, 2012
/s/ Robin E. Davis Robin E. Davis	Director	March 15, 2012
/s/ Perry G. Fish Perry G. Fish	Director	March 15, 2012
/s/ Eric LeGoff Eric LeGoff	Director	March 15, 2012

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

3.1	Amended and Restated Certificate of Incorporation of FXCM Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
3.2	Amended and Restated Bylaws of FXCM Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.1	Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.2	Exchange Agreement, dated as of December 1, 2010, among FXCM Inc., FXCM Holdings, LLC and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.3	Tax Receivable Agreement, dated as of December 1, 2010, by and among FXCM Inc., FXCM Holdings, LLC and the TRA Parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.4	Registration Rights Agreement, dated as of December 1, 2010, by and among FXCM Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.5	FXCM Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.6	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.7	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Share Purchase Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).
10.8.1	Closing Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.8.2	Post Closing Agreement No. 1 among the sellers of ODL Group Limited, Blue FX Holdings Corporation, Cowley Corporation, FXCM Holdings, LLC and FXCM Inc. (incorporated by reference to Exhibit 10.8.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.9	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†

10.10	Severance Protection Agreement between Dror (Drew) Niv and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.11	Severance Protection Agreement between David Sakhai and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.12	2010 White Label Agreement by and between Forex Capital Markets Limited, Global Finance Company and Master Capital Group (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.13	Form of Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).†
10.14	Credit Agreement, dated December 19, 2011 by and among FXCM Holdings LLC, Bank of America, N.A., as Administrative Agent and lender who are parties thereto. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by FXCM Inc. on December 20, 2011 (File No. 001-34986))
16.1	Letter from McGladrey & Pullen, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP as to FXCM Inc.*
24.1	Power of Attorney (included on signature page to this Report on Form 10-K)*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
101.DEF	XBRL Taxonomy Extension Definition Document

*	Filed herewith
**	Furnished herewith
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
†	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.