Form 10-Q
period 2012-03-31
FXCM Inc.
filed 2012-05-10
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street
New York, NY 10041

(Address of principal executive offices) (Zip Code)

Telephone: (646) 432-2986

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 20,996,753 as of May 8, 2012. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 8, 2012 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2012

i

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

PART I

Item 1 — Financial Statements (unaudited)

FXCM Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$221,312	$184,721
Cash and cash equivalents, held for customers	1,135,857	1,046,983
Due from brokers	3,715	1,311
Accounts receivable, net	10,916	17,004
Deferred tax asset	6,241	6,982
Tax receivable	2,079	2,016
Total current assets	1,380,120	1,259,017
Deferred tax asset	109,674	88,556
Office, communication and computer equipment, net	44,562	39,686
Goodwill	48,972	48,605
Other intangible assets, net	29,958	32,051
Other assets	15,924	19,218
Total assets	$1,629,210	$1,487,133
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,135,857	$1,046,983
Accounts payable and accrued expenses	53,571	56,723
Credit agreement	45,000	—
Due to brokers	4,155	13,495
Deferred tax liability	2,304	2,241
Due to related parties pursuant to tax receivable agreement	4,468	3,575
Total current liabilities	1,245,355	1,123,017
Deferred tax liability	6,669	7,044
Due to related parties pursuant to tax receivable agreement	80,392	63,639
Total liabilities	1,332,416	1,193,700
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 19,967,859 and 14,899,391 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	200	149
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in-capital	115,707	86,152
Retained earnings	10,667	8,977
Accumulated other comprehensive income	(599)	142
Total stockholders’ equity FXCM Inc.	125,976	95,421
Non-controlling interest	170,818	198,012
Total stockholders’ equity	296,794	293,433
Total liabilities and stockholders’ equity	$1,629,210	$1,487,133

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$92,726	$77,735
Institutional trading revenue	5,820	7,379
Trading revenue	98,546	85,114
Interest income	860	941
Brokerage interest expense	(91)	(73)
Net interest revenue	769	868
Other income	3,274	8,597
Total net revenues	102,589	94,579
Operating Expenses
Referring broker fees	20,189	21,601
Compensation and benefits	23,217	22,586
Advertising and marketing	8,270	7,018
Communication and technology	8,380	7,359
General and administrative	19,710	12,915
Depreciation and amortization	6,181	4,094
Total operating expenses	85,947	75,573
Total operating income	16,642	19,006
Other expense
Interest on borrowings	269	—
Income before income taxes	16,373	19,006
Income tax provision	2,367	549
Net income	14,006	18,457
Net income attributable to members of FXCM Holdings, LLC	11,118	15,661
Net income attributable to FXCM Inc.	2,888	2,796

	Three Months Ended March 31,
	2012	2011
Weighted average shares of Class A common stock outstanding:
Basic	17,989	17,319
Diluted	17,989	17,319
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Net income	14,006	18,457
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,323)	2,052
Income tax expense	6	4
Other comprehensive income (loss), net of tax	(2,329)	2,048
Comprehensive income	11,677	20,505
Comprehensive income attributable to members of FXCM Holdings, LLC	9,530	17,238
Comprehensive income attributable to FXCM Inc.	$2,147	$3,267

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive	Additional Paid-in Capital	Common Stock – Class B		Common Stock – Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2012	$198,012	$8,977	$142	$86,152	100	$1	14,899,391	$149	$293,433
Net income	11,118	2,888	—	—	—	—	—	—	14,006
Other comprehensive income, net of tax	(1,588)	—	(741)	—	—	—	—	—	(2,329)
Comprehensive income	$9,530	$2,888	$(741)	$—	—	$—	—	$—	$11,677
Class A common stock
Repurchase of class A common stock pursuant to publicly announced program	(1,585)	—	—	(601)	—	—	(224,925)	(2)	(2,188)
Equity based compensation	1,972	—	—	747	—	—	—	—	2,719
Dividends on Class A common stock	—	(1,198)	—	—	—	—	—	—	(1,198)
Conversion of Holdings units to Class A Common stock (See Note 13)	(26,164)		—	26,111	—	—	5,293,393	53	—
Effects of Tax Receivable Agreement	—	—	—	3,298	—	—	—	—	3,298
Settlement of receivable balance with related party	(3,979)	—	—	—	—	—	—	—	(3,979)
Distributions	(6,968)	—	—	—	—	—	—	—	(6,968)
Balance as of March 31, 2012	$170,818	$10,667	$(599)	$115,707	100	$1	19,967,859	$200	$296,794

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$14,006	$18,457
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,181	4,095
Equity-based compensation	2,376	2,433
Deferred tax expense	180	1,618
Deferred revenue	—	(6,000)
Loss on disposal of fixed assets	718	—
Amortization of deferred financing cost	63	—
Gain on settlement of receivables from related party	(1,436)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(86,661)	(19,035)
Due from brokers	(2,404)	34
Accounts receivable, net	2,109	6,311
Tax receivable	(63)	(700)
Other assets	3,230	911
Customer account liabilities	88,874	19,915
Accounts payable and accrued expenses	(3,954)	(821)
Due to brokers	(9,340)	(8,216)
Net cash provided by operating activities	13,879	19,002
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(9,452)	(4,580)
Purchase of intangible assets	(34)	—
Payments for acquisitions; net of cash acquired	—	(3,868)
Net cash used in investing activities	(9,486)	(8,448)
Cash Flows From Financing Activities
Payments for IPO costs	—	(30)
Members’ distributions	(6,968)	—
Stock repurchase	(2,188)	—
Borrowings under the credit agreement	65,000	—
Payments on borrowings under the credit agreement	(20,000)	—
Net cash provided by/(used) in financing activities	35,844	(30)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,646)	(454)
Net increase in cash and cash equivalents	36,591	10,070
Cash and Cash Equivalents
Beginning of Year	184,721	193,330
End of Period	$221,312	$203,400
Supplemental disclosures of cash flow activities
Cash dividends payable	$1,198	$1,039
Cash paid for taxes	$6,389	$—
Cash paid for interest	$172	$—
Supplemental disclosure of non-cash financing activities
Exchange of Holding Units for shares of Class A common stock	$26,164	$—
Settlement of receivable from related party	$(3,979)	$—

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware corporation, was incorporated on August 10, 2010 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Corporation’s common equity. On December 1, 2010, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) relating to shares of Class A common stock of the Corporation to be offered and sold in an IPO was declared effective. On December 7, 2010, the Corporation completed an IPO of 17,319,000 shares of Class A common stock at a public offering price of $14.00 per share. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

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

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from various global banks, financial institutions and market makers, or FX market makers. The Company’s primary source of revenue is earned by adding a markup to the price provided by FX market makers and generates its trading revenue based on the volume of transactions. The Company utilizes what is referred to as an agency execution or agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the condensed consolidated statements of operations. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

transactions. The Company receives commissions for these services without incurring credit or market risk. In rare circumstances when initial collateral does not cover our exposure, the Company provides short term credit directly to institutional customers in order to continue trading. Additionally, the Company is engaged in various ancillary FX related services which include use of its platform, technical expertise, trading facilities and software. Through its subsidiary ODL, the Company also is a broker of contract for differences (“CFD’s”) spread betting, equities and equity options.

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

Tax Receivable Agreement

Holdings has made an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the Holdings members in connection with the IPO and these subsequent exchanges, FXCM Inc. will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that FXCM Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains(or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders economic interest in Holdings was 27.5% and 72.5%, respectively, as of March 31, 2012. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 20.4% and 79.6%, respectfully, as of December 31, 2011. Net income attributable to the non-controlling interest on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the condensed consolidated statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

As permitted under Rule 10-01 of SEC Regulation S-X, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in FXCM’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenue and expenses during the year. Actual results could differ from those estimates.

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

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency and CFD transactions. The balance arises primarily from cash deposited by customers and customer margin balances. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the condensed consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $959.8 million and $874.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including due from brokers and others that are classified as Level II financial assets, are carried at cost or contracted amounts, which approximates fair value. Also included in due from brokers are open future contracts used as hedge of the Company’s CFD business, which are carried at fair

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

value. Similarly, liabilities, including customer account liabilities, due to brokers and payables to others are carried at fair value or contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company did not have any Level III financial assets or liabilities as of March 31, 2012 and December 31, 2011. The Company did not have any transfers in or out of Level I and II during the three months ended March 31, 2012 and the year ended December 31, 2011. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets.

Derivatives

The Company enters into future contracts to economically hedge the open customer contracts of its CFD business. Future contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFDs allow for the exchange of the difference in value of a particular asset such as stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. As of March 31, 2012, the Company’s CFD hedges include future contracts for metals and stock indices and fall within level I as they are actively traded and valued at their quoted market price. The Company’s derivative contracts are accounted for at fair value in accordance with FASB ASC 815, Derivatives and Hedging and are included in due to/from brokers in the condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011. The fair value of the derivatives was not material for the quarter ended March 31, 2012 and year ended December 31, 2011. During the quarter ended March 31, 2012 and 2011, losses included in retail trading revenue in the condensed consolidated statements of operations was $9.6 million and not material, respectively. The net notional value of the derivative contracts was $103.6 million and $104.6 million as of March 31, 2012 and December 31, 2011, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the three months ended March 31, 2012 and 2011.

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

Goodwill

The Company recorded goodwill from the acquisition of ODL and FXCMJ. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The Company considered the need to update its recent annual goodwill impairment test as of March 31, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, the Company concluded that the assumption used during the most recent annual report remained appropriate. There was no impairment of goodwill for the three months ended March 31, 2012 and 2011. Although there is no impairment as of March 31, 2012, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships and non-compete agreements acquired from ODL and FXCMJ.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the three months ended March 31, 2012 and 2011.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the three months ended March 31, 2012 and 2011.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in other income in the condensed consolidated statements of operations. The carrying amount of equity method investments was $4.7 million and $4.6 million as of March 31, 2012 and December 31, 2011, respectively, and is reflected in other assets in the condensed consolidated statements of financial condition.

Accounts Receivable, net

As of March 31, 2012 and December 31, 2011, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s foreign exchange business, and fees receivable from the Company’s white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. As of December 31, 2011, accounts receivable, net also consists of amounts due from the sellers of ODL related to certain warranties and indemnities pursuant to the Company’s ODL purchase agreement. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. Based on management’s assessment of the collectability of each account, there were no uncollectible accounts as of March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, a balance that was not material and $1.2 million of reserve, respectively, was netted against receivables in the condensed consolidated statements of financial condition.

Other Assets

Other assets include prepaid expenses, equity method investments, employee advances, and deposits for rent security (see Note 10).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, bonus payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, a payable for a portion of the cash consideration relating to the business acquisitions (see Note 4), due to members pursuant to a tax receivable agreement (see Note 13), deferred rent, and taxes payable (see Note 11).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the condensed consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail trading revenue in the condensed consolidated statements of operations. The Company recorded a gain of $0.7 million for the three months ended March 31, 2012 and a loss of $0.7 million for the three months ended March 31, 2011.

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

FXCM Inc.

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

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned.

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd. As consideration for the services, the Company received an upfront nonrefundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the three months ended March 31, 2012 and March 31, 2011. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the condensed consolidated statements of operations.

Other income also includes amounts earned from the sale of market data, equity and equity option brokerage activities and ancillary fee income. Additionally, other income includes the recognition of a gain on a settlement with the former owners of ODL in connection with the acquisition of ODL in October 2010 (see Note 13).

Referring Broker Fees

Referring broker fees represent commissions paid to brokers for introducing trading customers to the Company. Commissions are determined based on the number and size of transactions executed by the customers and are recorded on a trade date basis.

Compensation and Benefits

Compensation and benefits expense represents employee and member salaries and benefit expense, including stock based compensation expense. Such amounts have been included in employee compensation and benefits in the condensed consolidated statements of operations.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in compensation and benefits in the condensed consolidated statements of operations. See Note 14 for further discussion.

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

Income Taxes

As a result of the Corporation’s acquisition of Holding Units from selling unit holders of Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting an increase in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation’s taxable income. As a result of a federal income tax election Holdings has made, applicable to a portion of the Corporation’s acquisition of Holdings Units, the income tax basis of the Company’s share of the assets acquired directly from the selling unit holders of Holdings have been adjusted based upon the amount that the Corporation has paid for its Holdings Units. The Corporation has entered into an agreement with the selling unit holders of Holdings that will provide for the additional payment by the Corporation to the selling unit holders of Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of Holdings goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect for changes in tax laws and rates on the date of enactment. See additional information in Note 19.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the condensed consolidated statements of operations.

Allocation and Distribution of Holdings Earnings

The allocation of Holdings’ earnings to the members is determined in accordance with the sharing ratio as defined in the LLC agreement. Distributions to members are made according to the LLC Agreement. Refer to Notes 13 and 18.

Recently Adopted Accounting Pronouncement

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact the presentation of the Company’s condensed consolidated financial statements.

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the three months ended March 31, 2012, the Company repurchased a portion of its outstanding Class A common stock (see Note 15)and exchanged Holding Units, held by certain members of Holdings, for shares of its Class A common stock, on a one-for-one basis, pursuant to an exchange agreement (See Note 13). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest as presented in the following table:

	Shares Outstanding	Economic Interest in Holdings
		Non- Controlling	FXCM Inc.	Total
Balance as of December 31, 2011	14,899,391	79.6%	20.4%	100.0%
Class A common stock repurchased pursuant to publicly announced program	(224,925)	0.2%	(0.2)%	—
Exchange of Holding Units for shares of Class A common stock	5,293,393	(7.3)%	7.3%	—
Balance as of March 31, 2012	19,967,859	72.5%	27.5%	100.0%

Note 4. Business Acquisition

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisitions of FXCMJ and Foreland had been completed on January 1, 2012 and 2011, with amounts in thousands:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Total revenues	$102,589	$99,210
Net Income	$14,006	$14,894

These pro forma results for the three months ended March 31, 2012 and 2011 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with FXCMJ prior to the Acquisition.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions, CFDs and spread betting, including unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.1 billion and $1.0 billion on as of March 31, 2012 and December 31, 2011, respectively.

Note 6. Equity Method Investment

As of March 31, 2012 and December 31, 2011, the Company had $4.7 million and $4.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26.3% equity interest in a developer of FX trading software and 33.0% equity interest in a referring broker. Equity method investments are included in other assets in the condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the three months ended March 31, 2012 and 2011 and is included in other income in the condensed consolidated statements of operations.

There were no dividend distributions received from the FX trading software developer and the referring broker during the three months ended March 31, 2012 and 2011.

Note 7. Office, Communication and Computer Equipment

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of March 31, 2012 and December 31, 2011, with amounts in thousands:

	March 31, 2012	December 31, 2011
Computer equipment	$28,987	$27,167
Software	20,604	18,119
Leasehold improvements	10,342	7,724
Furniture and fixtures and other equipment	3,053	2,476
Licenses	18,347	17,082
Communication equipment	1,397	1,151
	82,730	73,719
Less: Accumulated depreciation	(38,168)	(34,033)
Office, communication and computer equipment, net	$44,562	$39,686

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense included in the condensed consolidated statements of operations was $4.2 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $1.3 million for the three months ended March 31, 2012. Amortization expense of capitalized software development cost was not material for the three months ended March 31, 2011. Unamortized capitalized software development costs were $14.5 million and $13.5 million as of March 31, 2012 and December 31, 2011, respectively. The assets disposed of during the three months ended March 31, 2012 and December 31, 2011 were not material.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2012, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2011	$37,812	$10,793	$48,605
Foreign currency translation adjustment	43	324	367
Balance at March 31, 2012	$37,855	$11,117	$48,972

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of March 31, 2012 and December 31, 2011, with amounts in thousands:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$32,178	$(5,844)	$26,334	$32,144	$(4,628)	$27,516
Non-compete agreements	7,214	(3,836)	3,378	7,214	(3,290)	3,924
Trade name	338	(338)	—	338	(338)	—
Foreign currency translation adjustment	(205)	(159)	(364)	(230)	230	—
Total finite-lived intangible assets	$39,525	$(10,177)	$29,348	$39,466	$(8,025)	$31,441
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total indefinite-lived intangible assets	$610	$—	$610	$610	$—	$610

Customer relationships, non-compete agreements and trade name are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years and 1 year, respectively, and approximate the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense included in the condensed consolidated statements of operations was $2.0 million and $1.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of March 31, 2012 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2012	$5,836
2013	6,796
2014	5,108
2015	4,796
2016	4,155
Thereafter	2,657
$29,348

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Other Assets

Other assets were comprised of the following as of March 31, 2012 and December 31, 2011, with amounts in thousands:

	March 31, 2012	December 31, 2011
Prepaid expenses	$8,223	$10,305
Equity method investments	4,679	4,639
Employee advances	456	532
Deposits	2,446	3,728
Other	120	14
	$15,924	$19,218

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of March 31, 2012 and December 31, 2011, with amounts in thousands:

	March 31, 2012	December 31, 2011
Operating expenses payable	$21,402	$19,273
Bonus payable	8,731	12,412
Commissions payable	8,580	8,576
Acquisitions cash consideration	845	2,342
Due to members	4,750	3,707
Deferred rent	3,729	2,290
Dividends payable	1,198	—
Income taxes payable	4,336	8,123
	$53,571	$56,723

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

In January 2012, The Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent directors. For the three months ended March 31, 2012 and 2011, stock options granted to certain employees, non-employees and members of the board of directors in the aggregate of 8,606,378 and 8,117,890, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Earnings per Share  – (continued)

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were antidilutive under the treasury method. During the three months ended March 31, 2012, certain members of Holdings exchanged 5.3 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement (see Note 13).

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31
	2012	2011
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$2,888	$2,796
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$2,888	$2,796
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	17,989	17,319
Add dilutive effect of the following:	—	—
IPO stock options	—	—
Assumed exchange of Holding Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	17,989	17,319
Basic income per share of Class A common stock	$0.16	$0.16
Diluted income per share of Class A common stock	$0.16	$0.16

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of March 31, 2012 and December 31, 2011, the outstanding balance was $0.5 million, respectively, and is included in other assets in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of March 31, 2012 and December 31, 2011, employees account liabilities totaled $0.4 million and $0.3 million, respectively and are included in customer account liabilities in the condensed consolidated statements of financial condition. Account liabilities of shareholders with a greater than 5% ownership in the Company was $2.5 million as of March 31, 2012 and December 31, 2011, respectively and are included in the condensed consolidated statements of financial condition as customer account liabilities.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

(“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three months ended March 31, 2012 and 2011, these fees and commissions were approximately $0.7 million and $1.0 million, respectively and are included in the condensed consolidated statement of operations. The Company expects to enter into a definitive agreement in the near future.

During the three months ended March 31, 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share repurchase agreement. The settlement to the Company included cash of $1.2 million, return of capital, (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million, included in other income in the condensed consolidated statements of operations, in connection with this settlement.

Exchange Agreement

Prior to the completion of the IPO, the LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”), Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three months ended March 31, 2012, certain members of Holdings exchanged 5.3 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement.

Payments under Tax Receivable Agreement

As discussed in Note 1, the Corporation entered into a tax receivable agreement with the Holdings members that will provide for the payment by FXCM Inc. to the Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) increases in tax basis associated with the election effected under Section 754 of the Code, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As a result of the unit conversion in the first quarter of 2012, the amount due to members under the tax receivable agreement increased. The aggregate payments due under the tax receivable agreement were $89.6 million and $70.9 million as of March 31, 2012 and December 31, 2011, respectively.

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

In January 2012, the Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent board of directors.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s stock option activity as of March 31, 2012:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2012	8,598,140	$13.74	—
Granted	109,488	10.00	—
Exercised	—	—	—
Forfeited or expired	(101,250)	14.00	—
Outstanding as of March 31, 2012	8,606,378	$13.56	2.7
Vested or expected to vest at March 31, 2012	8,025,927	$13.68	2.7
Exercisable as of March 31, 2012	2,041,453	$14.00	2.5

The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $4.11. The weighted average grant date fair value does not apply to the three months ended March 31, 2011 since the Company did not grant any stock options during that period.

As of March 31, 2012 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.7 years and the unrecognized expense is $28.8 million. The fair value of the shares vested under the LTIP during the quarter ended March 31, 2012 and year ended December 31, 2011was $10.7 million, respectively.

Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $2.1 million and $2.3 million for the three months ended March 31, 2012 and 2011, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was not material for the three months ended March 31 2012 and 2011, for the Independent Directors Options. The total compensation cost capitalized and included in office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.3 million as of March 31, 2012 and was not material as of December 31, 2011.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three months ended March 31, 2012 and 2011.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options
	Three Months Ended March 31
	2012	2011
Expected term in years	4.00	—
Risk-free interest rate	0.60%	—
Expected volatility	63.0%	—
Dividend yield	2.40%	—
Estimated fair value at grant date	$4.11	—

Expected term for the Independent Directors Options is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company’s stock has been publically traded for less than two years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

The risk free interest rates for the Independent Directors Options are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Independent Directors Options.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Stockholders’ Equity  – (continued)

During the three months ended March 31, 2012, the Company repurchased and retired 224,925 shares of its class A common stock, at an average price of $9.78 per share, for approximately $2.2 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the quarter ended March 31, 2012, with amounts in thousands:

Class A Common Stock	As of March 31, 2012
Balance at December 31, 2011	14,899
Issued	—
Repurchased	(224)
Exchange of Holding Units into Class A common stock	5,293
Balance at March 31, 2012	19,968

As of March 31, 2012, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2010. Therefore, as of March 31, 2012, there were 100 shares of Class B common stock issued and held by members of Holdings.

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three months ended March 31, 2012 and March 31, 2011.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FSL is a registered broker dealers. ODL and FSL are subject to minimum capital requirements. ODL JL, a registered broker dealer organized in Japan, was regulated by the FSA of Japan (“FSAJ”) and was subject to minimum capital requirements. As ODL JL was merged into FJSL in July 2011, the Company did not have any capital requirements for this entity as of March 31, 2012. FJSL, a registered broker dealer organized in Japan, is regulated by the FSA of Japan and is subject to minimum capital requirements.

Australia, organized in New Zealand, is a registered exchange contract dealer with the Australia Securities & Investments Commission (“ASIC”) and is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Australia, ODL, FSL and FXCMJ as of March 31, 2012 and December 31, 2011, with amounts in millions:

	March 31, 2012
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$55.1	$17.3	$67.5	$2.2	$45.1	$30.8	$34.6
Minimum capital requirement	27.2	6.4	24.0	1.3	10.1	4.6	9.7
Excess capital	$27.9	$10.9	$43.5	$0.9	$35.0	$26.2	$24.9

	December 31, 2011
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$27.1	$17.4	$40.3	$4.3	$38.2	$24.4	$33.6
Minimum capital requirement	26.7	5.5	12.7	1.3	10.2	5.2	9.5
Excess capital	$0.4	$11.9	$27.6	$3.0	$28.0	$19.2	$24.1

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of March 31, 2012, with amounts in thousands:

Year Ending December 31,	As of March 31, 2012
Remainder of 2012	$4,289
2013	5,192
2014	4,176
2015	3,116
2016	2,469
Thereafter	27,019
$46,261

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the condensed consolidated statements of operations, for the three months ended March 31, 2012 and March 31, 2011, was $2.4 million and $1.7 million, respectively. These amounts are net of sublease income that was not material for both periods. The future minimum lease payments for the remainder of 2012 of $4.3 million is net of sublease income. Sublease income included in the future minimum lease payments for the year ended remainder of December 31, 2012 is not material.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the period ended March 31, 2012 and December 31, 2011. The capital leases expire in 2013. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

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

FXCM Inc.

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

In June 2011, FXCM US entered into an agreement with certain founding members of Holdings, whereby these members reimbursed FXCM US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income as the expense was allocated to the respective founding members for such expense as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

On October 25, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited, FXCM, Inc., and FXCM Holdings, LLC as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants filed a Motion to Dismiss the Amended Complaint in its entirety. While the Motion to Dismiss was pending, on April 4, 2012, the Trustee filed a Second Amendment Complaint. Thereafter, the parties engaged in non-binding mediation. Any settlement that may ultimately result from that process will be subject to the Bankruptcy Court’s approval.

For the adversary complaint disclosed above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between $0.0 million and $1.0 million as of March 31, 2012. The estimated aggregate range of possible loss is subject to significant judgment and a variety of assumptions. The matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate.

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

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of March 31, 2012 and December 31, 2011.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company’s domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of March 31, 2012, the remaining availability under the Credit Agreement was $30.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million for the three months ended March 31, 2012. The Company did not record interest expense nor commitment fee for the three months ended March 31, 2011 since the Credit Agreement did not exist during that period. The amortization of the debt finance cost included in general and administrative expense in the condensed consolidated statements of operations was not material for the three months ended March 31, 2012. The Company did not record amortization of debt financing costs for the three months ended March 31, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 10% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of March 31, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

During the three months ended March 31, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $40.7 million and the weighted average interest rate was 1.9%. The weighted dollar amount related to the Credit Agreement and the weighted interest rate do not apply to the three months ended March 31, 2011 since the Credit Agreement did not exist during that period.

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of March 31, 2012, the Company was not subject to such repayment requirements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Income Taxes

FXCM’s effective rate was 14.46% and 2.89% for the three months ended March 31, 2012 and 2011, respectively. FXCM’s income tax provision was $2.4 million and $0.5 million for the three months ended March 31, 2012 and 2011. The increase in the effective tax rate for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a shift in jurisdictional income to entities taxed locally as corporations in the foreign jurisdictions.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

During the three months ended March 31, 2012, there were no material changes to the uncertain tax positions.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the condensed consolidated statements of financial condition was $3.7 million and $1.3 million as of March 31, 2012 and December 31, 2011, respectively. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of March 31, 2012 and December 31, 2011.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended March 31, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$96,769	$5,820	$—	$102,589
Total expenses	54,660	3,939	27,617	86,216
Income (loss) before income taxes	$42,109	$1,881	$(27,617)	$16,373

	Three Months Ended March 31, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$87,200	$7,379	$—	$94,579
Total expenses	49,869	4,766	20,938	75,573
Income (loss) before income taxes	$37,331	$2,613	$(20,938)	$19,006

Assets	As of March 31, 2012	As of December 31, 2011
Retail	$1,484,205	$1,361,577
Institutional	11,088	9,534
Corporate	133,917	116,022
Total assets	$1,629,210	$1,487,133

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 22 — Subsequent Events

We have evaluated our subsequent events through the filing date of this Form 10-Q.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on June 29, 2012 to Class A stockholders of record at the close of business on June 19, 2012.

Subsequent to March 31, 2012, the Company repaid $10.0 million of borrowings outstanding under the Credit Agreement.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of results of Financial Condition and Results of Operations contained therein.” The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”) trading and related services to approximately 171,296 active retail and institutional customers globally. We offer our customers access to over-the-counter FX markets, through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 56 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. We utilize what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. The Company also offers FX trading services to banks, hedge funds and other institutional customers, also on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers in order to continue trading. Additionally, the Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its UK subsidiary ODL, the Company also is a broker of contract for difference (“CFDs”), spread betting, equities and equity options.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. Since August of 2011, volatility in the currency markets have been declining and 2012 has been characterized by notably low volatility. It is difficult to predict volatility in the FX market.

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

We operate under the following strategies:

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 26% and 22% of our retail trading revenues for the three months ended March 31, 2012 and 2011, respectively, were derived from such additional retail revenues earned.

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

At the time of our initial public offering (“IPO”) and in 2012 we granted awards of stock options to purchase shares of our Class A common stock pursuant to the Long-Term Incentive Plan to certain of our employees and independent directors. The stock options have a weighted-average exercise price of $13.74 per share and, subject to the option holder’s continued employment, vest in equal annual installments over a four year period. As a result, we estimate the fair value of the issued awards at grant date, which is being recognized over the four year vesting period and recorded into the expense category in accordance with the manner in which the option holders’ other compensation is recorded. We recorded stock compensation expense of $2.4 million and $2.1 for the three months ended March 31, 2012 and 2011 which is included in our consolidated statements of operations.

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

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisition of ODL, FXCMJ and Foreland as described in our Annual Report.

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

Segment Information

The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 21 to our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

The following table sets forth FXCM’s consolidated statement of operations for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
	(In thousands)
Revenues
Retail trading revenue	$92,726	$77,735
Institutional trading revenue	5,820	7,379
Trading revenue	98,546	85,114
Interest income	860	941
Brokerage interest expense	(91)	(73)
Net interest revenue	769	868
Other income	3,274	8,597
Total net revenues	$102,589	$94,579
Operating Expenses
Referring broker fees	20,189	21,601
Compensation and benefits	23,217	22,586
Advertising and marketing	8,270	7,018
Communications and technology	8,380	7,359
General and administrative	19,710	12,915
Depreciation and amortization	6,181	4,094
Total operating expenses	85,947	75,573
Total operating income	16,642	19,006
Other expense
Interest on borrowings	269	—
Income before income taxes	16,373	19,006
Income tax provision	2,367	549
Net income	14,006	18,457
Other comprehensive income:
Foreign currency translation gain/(loss)	(2,329)	2,048
Total comprehensive income	$11,677	$20,505

Highlights

•	The period ended March 31, 2012 experienced strong growth in customer balances with a 8.5% increase in customer equity to $1.1 billion and a 22.4% increase in active accounts to 171,296.
•	Total net revenues increased 8.5% to $102.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was due primarily to increases in retail revenue and the inclusion of $10.8 of million retail trading revenue from FXCMJ and Foreland as a result of their acquisitions. Retail trading revenue increased 19.3% due primarily to retail trading volumes increasing by 19.8% in the first quarter 2012 versus first quarter 2011. Other income decreased by 61.9% to $3.3 million due primarily to the recognition of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ in the period ended March 31, 2011 compared to the same period ended 2012, the decrease of $1.0 million in the brokerage activities, offset by the recognition of $1.4 million gain from the settlement with the company by the former owners of ODL in connection with the ODL acquisition.
•	Net income decreased 24.1% to $14.0 million for the period ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of higher expenses resulting from the acquisition of FXCMJ and Foreland on March 31, 2011 and in October 7, 2011, respectively, including higher amortization of intangibles related to these acquisitions and $4.7 million of one-time related costs associated with the relocations of the Tokyo and New York offices, a write-off due to system redundancy in Japan, a loss related to a system error while integrating FXCMJ’s platform in Tokyo and a regulatory levy by the FSA on its members.

Revenues

	March 31, 2012	March 31, 2011
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$92,726	$77,735
Institutional trading revenue	5,820	7,379
Trading revenue	98,546	85,114
Interest income	860	941
Brokerage interest expense	(91)	(73)
Net interest revenue	769	868
Other income.	3,274	8,597
Total net revenues	102,589	94,579
Customer equity (dollars in millions)	$1,135.9	$775.1
Active accounts	171,296	139,900
Total retail trading volume(1) (billions)	$985	$822
Retail trading revenue per million traded(1)	$94	$94

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue increased by $15.0 million or 19.3% to $92.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to retail trading volume increasing 19.8% as a result of organic growth and the acquisition of FXCMJ and Foreland on March 31, 2011 and on October 7, 2011, respectively. The inclusion of FXCMJ and Foreland accounted for $10.8 million in retail trading revenue during the three months ended March 31, 2012.

Institutional trading revenue decreased by $1.6 million or 21.1% to $5.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. While institutional trading volume increased by 81.7% for the three months ended March 31, 2012 compared to March 31, 2011, our mark-up on institutional trading revenue per million traded declined by 56.7%. This reflects in part, FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million traded to gain market share and increase volume.

Net interest income decreased by $0.1 million or 11.4% to $0.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily due to higher cash balances were held in lower interest rate environment entities, which increased by 38.7% at March 31, 2012 versus March 31, 2011, partially offset by brokerage interest expense paid to certain customers.

Other income decreased by 61.9% to $3.3 million due primarily to the recognition of $6.0 million of deferred revenue as income upon an agreement to trade execution services to FXCMJ in the period ended March 31, 2011 versus March 31, 2012 and the recognition of a $1.4 million gain from the settlement with the Company by the former owners of ODL in connection with the ODL acquisition in October 2010.

Expenses

	March 31, 2012	March 31, 2011
	(In thousands)
Operating expenses:
Referring broker fees	$20,189	$21,601
Compensation and benefits	23,217	22,586
Advertising and marketing	8,270	7,018
Communications and technology	8,380	7,359
General and administrative	19,710	12,915
Depreciation and amortization	6,181	4,094
Total operating expenses	$85,947	$75,573

Referring broker fees decreased $1.4 million or 6.5% to $20.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in referring broker fees is primarily due to a decrease in referring broker fees from Asia as a result of regulatory changes.

Compensation and benefits expense increased $0.6 million or 2.8% to $23.2 million for the three months ended March 31, 2012 compared to the same period in 2011. The change was due primarily to $1.5 million of compensation expense from Foreland and FXCMJ, which were acquired on March 31, 2011 and October 7, 2011, respectively, offset by $1.0 million of lower bonus expense in the three months ended March 31, 2012 compared to the same period of 2011.

Advertising and marketing expense increased $1.3 million or 17.8% to $8.3 million for the three months ended March 31, 2012 compared to the same period in 2011. The Company has been increasing spending of advertising and marketing to further growth, including a sponsorship of a FX television show and a trading contest on the CNBC television network.

Communications and technology expense increased $1.0 million or 13.9% to $8.4 million for the three months ended March 31, 2012, compared to the same period in 2011. $0.9 million of the increase is due to the acquisitions of FXCMJ and Foreland on March 31, 2011 and October 7, 2011, respectively.

General and administrative expense increased $6.8 million or 52.6% to $19.7 million for the three months ended March 31, 2012 compared to the same period in 2011. $4.0 million of the increase was due to the acquisition of FXCMJ and Foreland in results in the three months ended March 31, 2012. Included in this amount is $0.6 million and $0.4 million of one-time costs related to the relocation of the FXCMJ’s operations and system redundancy in Tokyo, respectively. General and administrative expense also increased due to the recognition of one-time costs related to $2.4 million loss resulting from a system error while integrating FXCMJ’s platforms in Tokyo, a loss of $1.2 million related to an extraordinary levy by the FSA on its members and $0.1 million of costs associated with the relocation of the New York office, offset by a decrease of $0.4 million in brokerage expenses and $0.3 million of travel related costs.

Depreciation and amortization expense rose $2.1 million or 51.0% to $6.2 million during the three months ended March 31, 2012 compared to the same period in 2011. Of this amount, $0.5 million was increased expense due to the amortization of intangibles acquired in the FXCMJ and Foreland acquisitions on March 31, 2011 and October 7, 2011, respectively, $0.3 million due to the inclusion of depreciation related to FXCMJ and Foreland in the Company’s results for the three months ended March 31, 2012 following their acquisitions on March 31, 2011 and October 7, 2011, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Income Taxes

	March 31, 2012	March 31, 2011
	(In thousands, except percentages)
Income before income taxes	$16,373	$19,006
Income tax provision	$2,367	$549
Effective tax rate	14.5%	2.9%

Income tax provision increased $1.8 million to an expense of $2.4 million for the three months ended March 31, 2012 compared to the same period in 2011 as FXCM’s effective rate increased to 14.5% for the three months ended March 31, 2012 from 2.9% for the three months ended March 31, 2011.

The increase in the effective tax rate for the three months ended March 31, 2011 to March 31, 2012 was due primarily to a shift of trading activity to the U.K. from the United States, increasing the level of business activity in the U.K. and the provision for income taxes in the U.K. Changes in the proportion of income derived in the United States, largely not subject to federal, state or local income taxes with the exception of certain unincorporated business taxes, to the U.K. with a 25.5% statutory rate, result in an increase in our effective tax rate.

Segment Results

Period ended March 31, 2012 and 2011

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 171,296 active retail customers globally as of March 31, 2012.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the periods ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Revenues	$96,769	$87,200
Total expenses	54,660	49,869
Income before income taxes	$42,109	$37,331

Revenues for the Retail Trading segment increased $9.5 million or 10.9% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is a result of increased retail customer trading volume by19.8% to $985 billion, the inclusion of $10.8 million of retail trading revenue from FXCMJ and Foreland as a result of their acquisitions on March 31, 2011 and October 7, 2011, respectively, the recognition of $1.4 million gain from the settlement with the Company by the former owners of ODL in connection with the ODL acquisition in October 2010, offset by the decrease of $1.0 million of brokerage activity fees and the recognition of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ in the period ended March 31, 2011 compared to the period ended March 31, 2012.

Operating expenses increased $4.7 million or 9.4% to $54.7 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 due primarily to $1.3 million or 10.0% in higher compensation and benefits expense, $1.3 million or 17.9%, higher advertising and marketing expense, $1.9 million or 59.2%, higher bank processing and regulatory fees, including $1.2 million extraordinary levy on its members by the FSA, $1.8 million or 43.6%, higher depreciation and amortization expense offset by a decrease of $1.3 million or 29.7% of referring broker fees. The increase in compensation and benefits expense was due primarily to the inclusion of FXCMJ’s and Foreland’s compensation and benefit expenses in the Company’s result for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in advertising and marketing costs was primarily due to increased spending on advertising and marketing to further growth, including initiating a sponsorship of a FX television show and a trading contest that commenced in the first and third quarters of 2011, respectively, on the CNBC television network. The increase in bank processing and regulatory fees was primarily due to

$1.2 million of extraordinary levy on its members by the FSA. The increase in depreciation and amortization expense was due primarily to increased expenses associated with the intangible assets acquired in the FXCMJ and Foreland acquisitions on March 31, 2011 and October 7, 2011, respectively, and the inclusion of depreciation related to FXCMJ and Foreland in the Company’s results for the three months ended March 31, 2012 following their acquisitions. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software. The decrease in referring broker fees was primarily due to a decrease in broker fees from Asia as a result of regulatory changes.

Institutional Trading — Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Revenues	$5,820	$7,379
Total expenses	3,939	4,766
Income before income taxes	$1,881	$2,613

Revenues for our Institutional Trading segment decreased $1.6 million or 21.1% to $5.8 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. While institutional trading volume increased by 81.7% for the three months ended March 31, 2012 compared to March 31, 2011, our mark-up on institutional trading revenue per million traded declined by 56.7%. This reflects in part, FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million traded to gain market share and increase volume.

Operating expenses decreased $0.9 million or 17.4% to $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to $0.5 million in lower prime brokerage costs, and $0.4 million of decreased compensation and benefit costs due to the decrease in business profitability.

Corporate — Loss before income taxes of the Corporate segment for the periods ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Revenues	$—	$—
Total expenses	27,617	20,938
Loss before income taxes	$(27,617)	$(20,938)

Loss before income taxes increased $6.7 million or 31.9% to $27.6 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher Communication and technology cost of $1.2 million and $2.8 million in general and administrative costs. $0.7 million in increased rent and occupancy expenses resulting from additional branch office openings in Europe, the relocation of our Hong Kong office and increased office space in New York, and $0.8 million due to an increase in prime brokerage, legal, accounting and regulatory fees.

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

	Regulatory Jurisdiction	As of March 31, 2012
		Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$27.2	$55.1	$27.9
Forex Capital Markets, Ltd.	U.K.	24.0	67.5	43.5
FXCM Asia, Ltd.	Hong Kong	6.4	17.3	10.9
FXCM Australia, Ltd.	Australia	1.3	2.2	0.9
ODL Group, Ltd.	U.K.	10.1	45.1	35.0
FXCM Securities, Ltd.	U.K.	4.6	30.8	26.2
FXCM Japan Securities Co., Ltd.	Japan	9.7	34.6	24.9

Cash Flow and Capital Expenditures

Three months Ended March 31, 2012 and 2011

The following table sets forth a summary of our cash flow for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
	(In thousands)
Cash provided by operating activities	$13,879	$19,002
Cash used for investing activities	(9,486)	(8,448)
Cash used for financing activities	35,844	(30)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,646)	(454)
Net increase in cash and cash equivalents	36,591	10,070
Cash and cash equivalents – end of period	$221,312	$203,400

Cash provided by operating activities was $13.9 million for the three months ended March 31, 2012 compared to $19.0 million for the three months ended March 31, 2011, a decrease of $5.1 million. This decrease was due to $4.5 million lower net income in addition to a decrease of $0.7 million in adjustments to reconcile net income to net cash provided by operating activities the three months ended March 31, 2012 compared the three months ended March 31, 2011. The decrease in adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an increase in cash and cash equivalents, held for customers of $86.7 million for the three months ended March 31, 2012 compared to an increase of $19.0 million for the three months ended March 31, 2011, an increase of $2.4 million in due from brokers for the three months ended March 31, 2012 compared to an amount that was not material for the three months ended March 31, 2011, a decrease of accounts receivable of $2.1 million for the three months ended March 31, 2012 compared to a decrease of $6.3 million for the three months ended March 31, 2011, a decrease in other assets of $3.2 million for the three months ended March 31, 2012 versus an decrease of $0.9 million for the three months ended March 31, 2011, an increase of $88.9 million in customer account liabilities for the three months ended March 31, 2012 compared to an increase of $19.9 million for the three months ended March 31, 2012, a $4.0 million decrease in accounts payable and accrued expenses versus a decrease of $0.8 million for the three months ended March 31, 2011 and a $9.3 million decrease in due to brokers versus an decrease of $8.2 million for the three months ended March 31, 2012 and 2011, respectively.

Cash used in investing activities was $9.5 million for the three months ended March 31, 2012 compared to $8.4 million for the three months ended March 31, 2011, an increase of $1.1 million. The reason for the increase in cash used was $9.5 million for the purchase of fixed assets for the three months ended March 31, 2012 compared to $4.6 million for the purchase of fixed assets for the three months ended March 31, 2011 and cash paid for the acquisition of FXCMJ of $3.9 million for the three months ended March 31, 2011.

Cash provided by financing activities was $35.8 million for the three months ended March 31, 2012, compared to cash used in financing activities that was not material for the three months ended March 31, 2011, an increase of $35.8 million. The increase in cash used in financing activities was due to net borrowings of $45.0 million under the Credit Agreement during the three months ended March 31, 2012, distributions to members in the three months ended March 31, 2012 of $7.0 million compared to nil in the three months ended March 31, 2011 and the repurchase of treasury stock in the amount of $2.2 million.

Capital expenditures were $9.5 million for the three months ended March 31, 2012, compared to $4.6 million for the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 relate to capitalized software of $3.0 million, license of $1.3 million, computer equipment of $2.0 million, and furniture and leasehold improvements of $0.6 million and $2.6 million, respectively, as a result of the New York office relocating its corporate headquarters.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company’s domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of March 31, 2012, the remaining availability under the Credit Agreement was $30.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million for the three months ended March 31, 2012. The Company did not record interest expense nor commitment fee for the three months ended March 31, 2011 since the Credit Agreement did not exist during that period. The amortization of the debt finance cost included in general and administrative expense in the condensed consolidated statements of operations was not material for the three months ended March 31, 2012. The Company did not record amortization of debt financing costs for the three months ended March 31, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 10% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of March 31, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of March 31, 2012, the Company was not subject to such repayment requirements.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012					2011
	In millions
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	102.6	—		102.6		94.7	—		94.7
Expenses
Referring broker fees	20.2	—		20.2		21.6	—		21.6
Compensation and benefits	23.2	(2.1	)(1)	21.1		22.6	(2.4	)(1)	20.2
Depreciation, amortization and interest expense	6.4	—		6.4		4.1	—		4.1
Other expense	36.4	—		36.4		27.4	—		27.4
Total expenses	86.2	(2.1)		84.1		75.7	(2.4)		73.3
Income before income taxes	16.4	2.1		18.5		19.0	2.4		21.4
Income tax provision	2.4	3.6	(2)	6.0		0.5	7.2	(2)	7.7
Net income	14.0	(1.5)		12.5		18.5	(4.8)		13.7
Net income attributable to non-controlling interest	11.1	11.1	(3)	—		15.7	(15.7	)(3)	—
Net income attributable to FXCM Inc.	2.9	9.6		12.5		2.8	10.9		13.7
Pro Forma fully exchanged, fully diluted shares outstanding				72,675	(4)				75.3	(4)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding				$0.17					$0.18

(1)	Represents the elimination of equity-based compensation associated with the IPO.
(2)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 32.3% and 36.1% for the three months ended March 31, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(3)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	In millions
Net income attributable to FXCM Inc.	12.5	13.7
Net income attributable to non-controlling interest	—	—
Provision for income taxes	6.0	7.7
Depreciation and amortization	6.4	4.1
EBITDA	24.9	25.5

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at March 31, 2012:

	As of March 31, 2012
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$45,447	$3,799	$9,057	$5,572	$27,019
Vendor obligations	814	490	311	13	—
Total	$46,261	$4,289	$9,368	$5,585	$27,019

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

Recent Accounting Standards —  Adopted

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact the presentation of the Company’s condensed consolidated financial statements.

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

As at March 31, 2012, 14.9% of our net assets (assets less liabilities) were in British pounds, 21.2% in Euros, 28.6% in Japanese yen, and 19.0% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $4.4 million in the case of British pounds, $6.3 million for Euros and $8.5 million for Japanese yen and $3.5 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at March 31, 2012, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $6.8 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For three months ended March 31, 2012 and 2011, our credit exposure was $0.7 million and $0.6 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2012, our exposure to our two largest institutional counterparties, all major global banking institutions, was 35.7% of total assets and the single largest within the group was 22.9% of total assets. As of December 31, 2011, our exposure to our three largest institutional counterparties, all major global banking institution, was 47.8% of total assets and the single largest within the group was 24.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our CFD customers and until recently our Micro customers, we are not exposed to the market risk of a position moving up or down in value. Beginning in July 2010, we automatically hedge the positions of our Micro customers and intend as soon as practicable to automatically hedge the positions of our CFD customers. As of March 31, 2012, our net unhedged exposure to CFD customer positions was 7.4% of total assets. A 1% change in the value of our unhedged CFD positions as of March 31, 2012 would result in a $1.2 million decrease in pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2012, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 13.6% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2012, we had $83.3 million in regulatory capital requirements at our regulated subsidiaries and $252.6 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, nor have there been any new legal proceedings in the quarter ended March 31, 2012.

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions. Please see the “Litigation” section in Note 18 to our Unaudited Condensed Consolidated Financial Statements, for a description of our current legal proceedings.

Item 1A. Risk Factors

Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on March 15, 2012. There have been no material changes in those risk factors.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

(a)  Unregistered Sales of Equity Securities

None.

(b)  Purchase of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the quarter ended March 31, 2012 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1, 2012 to January 31, 2012	224,925	$9.73	2,644,534	$21,453,855.97
Month 2: February 1, 2012 to February 29, 2012	—	—	—	—
Month 3: March 1, 2012 to March 31, 2012	—	—	—	—
Total	224,925	$9.73	2,644,534	$21,453,855.97

*	As of Settlement Date
**	Average Price including Commission

On May 17, 2011, the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan, bringing the total authorization to $50.0 million. As of March 31, 2012, the Company had repurchased a total of 2,644,534 shares of its Class A common stock under the plan and there is approximately $28.5 million remaining under the plan for future repurchases. The Company is not obligated to purchase any shares under the repurchase program which does not have an expiration date. All of the above repurchases were part of this program.

Item 4. Mine Safety Disclosures.

Not applicable.

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

FXCM INC.
Date: May 10, 2012	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2012	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)