Form 10-Q
period 2012-06-30
FXCM Inc.
filed 2012-08-09
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street, Floor 50
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 33,988,675 as of August 7, 2012. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 7, 2012 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2012

i

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

ii

PART I

Item 1 — Financial Statements (Unaudited)

FXCM Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$214,000	$184,721
Cash and cash equivalents, held for customers	1,254,668	1,046,983
Due from brokers	29,032	1,311
Accounts receivable, net	23,978	17,004
Deferred tax asset	6,552	6,982
Tax receivable	3,854	2,016
Total current assets	1,532,084	1,259,017
Deferred tax asset	116,519	88,556
Office, communication and computer equipment, net	48,758	39,686
Goodwill	306,386	48,605
Other intangible assets, net	112,190	32,051
Other assets	16,809	19,218
Total assets	$2,132,746	$1,487,133
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,254,668	$1,046,983
Accounts payable and accrued expenses	69,430	56,723
Credit agreement	45,000	—
Notes payable	87,162	—
Due to brokers	934	13,495
Deferred tax liability	7,581	2,241
Due to related parties pursuant to tax receivable agreement	4,686	3,575
Total current liabilities	1,469,461	1,123,017
Deferred tax liability	22,256	7,044
Due to related parties pursuant to tax receivable agreement	84,415	63,639
Total liabilities	1,576,132	1,193,700
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 33,578,560 and 14,899,391 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	335	149
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in-capital(a)	188,877	86,152
Retained earnings	7,746	8,977
Accumulated other comprehensive income (loss)	(235)	142
Total stockholders’ equity, FXCM Inc.(a)	196,724	95,421
Non-controlling interest(a)	359,890	198,012
Total stockholders’ equity	556,614	293,433
Total liabilities and stockholders’ equity	$2,132,746	$1,487,133

(a)	The amounts reported as of June 30, 2012 reflect an adjustment from those reported in our earnings release dated August 9, 2012.

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$77,870	$93,482	$170,596	$171,217
Institutional trading revenue	11,220	6,721	17,040	14,100
Trading revenue	89,090	100,203	187,636	185,317
Interest income	1,059	933	1,920	1,874
Brokerage interest expense	(78)	(60)	(169)	(133)
Net interest revenue	981	873	1,751	1,741
Other income	1,612	2,263	4,886	10,860
Total net revenues	91,683	103,339	194,273	197,918
Operating Expenses
Referring broker fees	19,968	24,932	40,157	46,533
Compensation and benefits	33,802	23,121	57,019	45,707
Advertising and marketing	7,487	7,487	15,757	14,505
Communication and technology	8,611	8,010	16,991	15,369
Trading costs, prime brokerage and clearing fees	1,893	2,190	3,206	4,389
General and administrative	16,813	27,054	35,210	37,770
Depreciation and amortization	6,863	4,740	13,044	8,834
Total operating expenses	95,437	97,534	181,384	173,107
Total operating income (loss)	(3,754)	5,805	12,889	24,811
Other
Interest on borrowings	271	—	540	—
Income (loss) before income taxes	(4,025)	5,805	12,349	24,811
Income tax provision (benefit)	(1,109)	2,070	1,258	2,619
Net income (loss)	(2,916)	3,735	11,091	22,192
Net income (loss) attributable to non-controlling interest	(1,475)	420	9,644	16,081
Net income (loss) attributable to FXCM Inc.	$(1,441)	$3,315	$1,447	$6,111

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average shares of Class A common stock outstanding:
Basic	22,296	17,214	20,142	17,266
Diluted	22,296	17,214	20,142	17,266
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$(0.06)	$0.19	$0.07	$0.35
Diluted	$(0.06)	$0.19	$0.07	$0.35
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Amounts in thousands, except per share data)
Net income (loss)	$(2,916)	$3,735	$11,091	$22,192
Other comprehensive income
Foreign currency translation gain (loss)	1,332	483	(991)	2,535
Income tax expense	—	12	6	16
Other comprehensive income (loss), net of tax	1,332	471	(997)	2,519
Comprehensive income (loss)	(1,584)	4,206	10,094	24,711
Comprehensive income (loss) attributable to non-controlling interest	(507)	774	9,024	18,012
Comprehensive income (loss) attributable to FXCM Inc.	$(1,077)	$3,432	$1,070	$6,699

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Additional Paid-in Capital		Common Stock – Class B		Common Stock – Class A		Total
						Shares	Dollars	Shares	Dollars
Balance as of January 1, 2012	$198,012	$8,977	$142	$86,152		100	$1	14,899,391	$149	$293,433
Net income	9,644	1,447	—	—		—	—	—	—	11,091
Other comprehensive loss, net of tax	(620)	—	(377)	—		—	—	—	—	(997)
Comprehensive Income	$9,024	$1,447	$(377)	$—		—	$—	—	$—	$10,094
Class A common stock
Repurchase of class A common stock pursuant to publicly announced program	(445)	—	—	(1,741)		—	—	(224,925)	(2)	(2,188)
Equity based compensation	10,611	—	—	6,059		—	—	782,015	8	16,678
Dividends on Class A common stock	—	(2,678)	—	—				—	—	(2,678)
Conversion of Holdings units to Class A common stock (See Note 13)	(65,086)	—	—	64,996		—	—	9,122,079	90	—
Effects of Tax Receivable Agreement	—	—	—	4,246		—	—	—	—	4,246
Settlement of receivable balance with related party	(3,979)	—	—	—		—	—	—	—	(3,979)
Stock issuances for Acquisition	60,151	—	—	29,165		—	—	9,000,000	90	89,406
Contributions	578	—	—	—		—	—	—	—	578
Distributions	(9,141)	—	—	—		—	—	—	—	(9,141)
Non-controlling interest (See Note 4)	160,165	—	—	—		—	—	—	—	160,165
Balance as of June 30, 2012	$359,890 (a)	$7,746	$(235)	$188,877	(a)	100	$1	33,578,560	$335	$556,614

(a)	The amounts reported as of June 30, 2012 reflect an adjustment from those reported in our earnings release dated August 9, 2012.

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$11,091	$22,192
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,044	8,834
Equity-based compensation	15,998	4,401
Deferred tax expense	264	3,069
Deferred revenue	—	(6,000)
Loss on disposal of fixed assets	718	143
Amortization of deferred financing cost	126	—
Gain on settlement of receivables from related party	(1,436)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(204,460)	(84,710)
Due from brokers	(27,420)	(6,831)
Accounts receivable, net	(1,616)	788
Tax receivable	(1,838)	287
Other assets	2,507	(930)
Customer account liabilities	207,685	83,830
Accounts payable and accrued expenses	(11,863)	14,752
Due to brokers	(12,561)	(10,460)
Net cash provided by (used in) operating activities	(9,761)	29,365
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	28,656	(4,898)
Purchase of intangibles	(34)	(525)
Purchases of office, communication and computer equipment	(17,009)	(15,670)
Net cash provided by (used in) investing activities	11,613	(21,093)
Cash Flows From Financing Activities
Payments for IPO costs	—	(141)
Members’ distributions	(9,141)	(18,312)
Contributions from members	578	—
Dividends paid	(2,678)	(2,064)
Stock repurchase	(2,188)	(3,358)
Borrowings under the credit agreement	75,000	—
Payments on borrowings under the credit agreement	(30,000)	—
Net cash provided by (used in) financing activities	31,571	(23,875)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,144)	1,812
Net increase (decrease) in cash and cash equivalents	29,279	(13,791)
Cash and Cash Equivalents
Beginning of Year	184,721	193,330
End of Period	$214,000	$179,539
Supplemental disclosures of cash flow activities
Cash paid for taxes	$8,262	$2,571
Cash paid for interest	$370	$—
Supplemental disclosure of non-cash financing activities
Exchange of Holding Units for shares of Class A common stock	$65,086	$—
Settlement of receivable balance with related party	$(3,979)	$—
Value of equity interest paid in business acquisition	$89,406	$—
Notes issued for business acquisition	$87,162	$—
Non-controlling interest – Lucid	$160,165	$—

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

Collectively, the Corporation and its consolidated subsidiaries are referred to hereinafter as the “Company.”

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, L.L.C. (“US”), Forex Trading, LLC (“FXT”) and ODL Group Limited (“ODL”). FXT's wholly owned subsidiaries include FXCM Asia Limited (“HK”), Forex Capital Markets Limited (“UK”), and FXCM Australia, Ltd. (“Australia”). On October 1, 2010, the Company acquired ODL, a broker of FX, CFDs, spread betting, equities and equity options headquartered in the United Kingdom (the “U.K.”). ODL's wholly owned subsidiaries include FXCM Securities Limited (“FSL”) (formerly, ODL Securities Limited) and FXCM Japan Securities Co., Limited. (“FJSL”) (formerly, ODL Japan Co. Limited (“ODL JL”). On March 31, 2011, the Company acquired FXCM Japan, Inc., (“FXCMJ”) a Japan-based foreign exchange provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ was a wholly owned subsidiary of ODL JL. FXCMJ's wholly owned subsidiary is GCI Technology USA, Inc. On July 10, 2011, FXCMJ merged into ODL JL (the “FXCMJ Merger”) and ODL JL concurrently changed its name to FXCM Japan Securities Co., Limited. On October 7, 2011 the Company acquired Foreland Forex Co. Limited (“Foreland”), a Japan-based foreign exchange provider. On December 15, 2011, Foreland merged into FJSL (the “Foreland Merger”). The FXCMJ Merger and the Foreland Merger were accounted for as transfers among entities under common control and recorded at their historical costs. On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid Markets Trading Limited (“LMT” or “Lucid”), a market maker in foreign exchange spot and future currencies headquartered in the U.K. (the “Acquisition”). LMT is owned by FXCM UK Merger Limited (“FML”) whose parent company is Holdings. LMT’s wholly owned subsidiary is Lucid Markets UK LLP (“LML”).

The Company is an online provider of foreign exchange (“FX”) trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company's proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers, or FX market makers. The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company's positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the condensed consolidated statements of

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

operations. The Company intends to launch an offering to its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company will earn revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge, (ii) the entire retail bid/offer spread in trades where the Company’s customers’ trades have naturally offset each other, and (iii) net gains or losses, if any, where the Company has not hedged the customer trade.

The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services. In addition, the Company, through its 50.1% controlling interest in Lucid, is an electronic market-maker and trader in the institutional foreign exchange market. The Company is engaged in various ancillary FX related services which include use of its platform, technical expertise, trading facilities and software. The Company also is a broker of contract for differences (“CFDs”), spread betting, equities and equity options through its subsidiary ODL.

Certain agreements and transactions associated with the IPO are set forth below.

Reorganization

Prior to the completion of the IPO, the limited liability company agreement of Holdings was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e., the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”). Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation's Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Following the IPO, each of the existing owners holds one share of Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to the aggregate number of Holdings Units held by such holder, subject to customary adjustments for stock splits, stock dividends and reclassifications.

At the time of the offering, the Corporation purchased newly-issued Holdings Units from Holdings and outstanding Holdings Units from the existing owners of Holdings, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the existing owners continue to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holdings Units of Holdings was accounted for as a transaction between entities under common control in accordance with the guidance in FASB ASC Subtopic 805-50. Holdings recognized the amount of cash transferred at the date of the exchange and measured the cash received at its carrying amount. The date of the exchange was December 7, 2010 (i.e., the effective date of the initial public offering).

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

FJSL has a fiscal year end of March 31 while the Company has a fiscal year end of December 31. As noted above, FJSL is a Japanese based foreign exchange provider and is required under Japanese law to have a fiscal year end of March 31. The difference between the Company's reporting year end and FJSL does not result in a material impact on the Company's financial position or results of operations.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation's and the non-controlling unit holders’ economic interest in Holdings was 40.9% and 59.1%, respectively, as of June 30, 2012. The Corporation's and the non-controlling unit holders' economic interest in Holdings was 20.4% and 79.6%, respectfully, as of December 31, 2011. Net income attributable to the non-controlling

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

interest on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest on the condensed consolidated statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

As permitted under Rule 10-01 of SEC Regulation S-X, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with foreign currency and CFD transactions. The balance arises primarily from cash deposited by customers and customer margin balances. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the condensed consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $980.9 million and $874.4 million as of June 30, 2012 and December 31, 2011, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Level III:  Unobservable inputs for assets or liabilities.

As of June 30, 2012 and December 31, 2011, substantially all of the Company's financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including due from brokers and others that are classified as Level II financial assets, are carried at cost or contracted amounts, which approximates fair value. Also included in due from brokers are open future contracts used as a hedge of the Company's CFD business, which are carried at fair value. Similarly, liabilities, including customer account liabilities, due to brokers, payables to others, credit agreement and notes payable are carried at fair value or contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company did not have any Level III financial assets or liabilities as of June 30, 2012 and December 31, 2011. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. The Company did not have any transfers in or out of Level I and II during the six months ended June 30, 2012 and the year ended December 31, 2011.

Derivatives

The Company enters into future contracts to economically hedge the open customer contracts of its CFD business. Future contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFDs allow for the exchange of the difference in value of a particular asset such as stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. As of June 30, 2012, the Company's CFD hedges include future contracts for metals commodities and stock indices and fall within Level I as they are actively traded and valued at their quoted market price. The Company's derivative contracts are accounted for at fair value in accordance with FASB ASC 815, Derivatives and Hedging, and are included in due to/from brokers in the condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011. The fair value of the derivatives was not material as of June 30, 2012 and December 31, 2011. During the three months ended June 30, 2012, losses included in retail trading revenue in the condensed consolidated statements of operations was $18.4 million and not material for the three months ended June 30, 2011. Revenue, net of loss for hedging positions, included in the condensed consolidated statement of operations, was $16.2 million and $9.2 million for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 losses included in retail trading revenue in the condensed consolidated statements of operations was $28.1 million and not material for the six months ended June 30, 2011. Revenue, net of loss for hedging positions, included in the condensed consolidated statement of operations, was $35.1 million and $16.6 million for the six months ended June 30, 2012 and 2011, respectively. The net notional value of the derivative contracts was $91.2 million and $104.6 million as of June 30, 2012 and December 31, 2011, respectively.

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. Also included in due from/to brokers is the fair value of open future contracts used as hedges of the Company's CFD business. The Company has master netting agreements with its respective counterparties under which it’s due from/to brokers is presented on a net-by-counterparty basis in accordance with U.S. GAAP.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Office, Communication and Computer Equipment, net

Office, communication and computer equipment consist of computer equipment, purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

Computer equipment	3 to 5 years
Software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 4 years
Communication equipment	3 to 5 years

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the six months ended June 30, 2012 and the year ended December 31, 2011.

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

Goodwill

The Company recorded goodwill from the acquisitions of ODL, FXCMJ, Foreland and LMT. Goodwill represents the excess purchase price over the fair value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of its fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The Company considered the need to update its recent annual goodwill impairment test as of June 30, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, the Company concluded that the assumption used during the most recent annual report remained appropriate. There was no impairment of goodwill for the six months ended June 30, 2012 and for the year ended December 31, 2011. Although there is no impairment as of June 30, 2012, events such as economic weakness

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

and unexpected significant declines in operating results of reporting units may result in the Company having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, core trading strategies platform, post trade processing platform and non-compete agreements. Customer relationships were acquired from ODL and FXCMJ, non-compete agreements were acquired from ODL, FXCMJ, Foreland and LMT and core trading strategies platform and post trade processing platform were acquired from LMT.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. Core trading strategies platform and post trade processing platform are also finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the six months ended June 30, 2012 and year ended December 31, 2011.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company's policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company's fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the six months ended June 30, 2012 and year ended December 31, 2011.

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

Accounts Receivable, net

As of June 30, 2012 and December 31, 2011, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company's foreign exchange business, and fees receivable from the Company's white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. As of December 31, 2011, accounts receivable, net, also consists of amounts due from the sellers of ODL related to certain warranties and indemnities pursuant to the Company's ODL purchase agreement. Additionally, accounts receivable, net includes short term advances by LMT to the sellers of Lucid. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

the particular customer. As of June 30, 2012, the reserve netted against receivables in the condensed consolidated statement of financial condition was not material. As of December 31, 2011, $1.2 million of reserve was netted against receivables in the condensed consolidated statements of financial condition.

Other Assets

Other assets include prepaid expenses, equity method investments, deposits for rent security and employee advances (see Note 10).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, taxes payable, due to members pursuant to a tax receivable agreement (see Note 13), bonuses payable, deferred rent and a payable for a portion of the cash consideration relating to the business acquisitions (see Notes 4 and 11).

Notes Payable

In connection with the Acquisition, the Company issued a series of 3.5%, unsecured promissory notes aggregating $87.2 million due on December 21, 2012 (see Note 4).

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the condensed consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail and institutional trading revenues in the condensed consolidated statements of operations. The amount resulting from foreign currency transaction remeasurement was not material for the three months ended June 30, 2012. The Company recorded a gain of $0.7 million for the six months ended June 30, 2012. The Company recorded a gain of $0.7 million for the three months ended June 30, 2011. The amount resulting from foreign currency transaction remeasurement was not material for the six months ended June 30, 2011.

Translation gains or losses resulting from translating the Company's subsidiaries' financial statements from the functional currency to the reporting currency, net of tax, are included in other comprehensive income. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at an applicable average rate.

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

Retail Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company's positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company's realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in CFDs, payments for order flow, rollovers and spread betting. The Company's policy is to use futures to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company's realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company's order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

Recently the Company launched an offering to some of its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company will earn revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge, (ii) the entire retail bid/offer spread in trades where the Company’s customers’ trades have naturally offset each other, and (iii) net gains or losses, if any, where the Company has not hedged the customer trade.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot foreign currency trades on behalf of institutional customers through the services provided by the FXCM Pro division. FXCM Pro allows these customers to obtain the best execution price from external banks and routes the trades to outside financial institutions for settlement. The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income for customers' use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through its subsidiary LMT. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd. As consideration for the services, the Company received an upfront nonrefundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company did not receive any ongoing monthly fees for the three and six months ended June 30, 2012 and June 30, 2011. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the condensed consolidated statements of operations.

Other income also includes amounts earned from the sale of market data, equity and equity option brokerage activities and ancillary fee income. Additionally, other income includes the recognition of a gain on a settlement with the former owners of ODL in connection with the acquisition of ODL in October 2010 (see Note 13).

Communications and Technology

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

Trading Costs, Prime Brokerage and Clearing Fees

Trading costs, prime brokerage and clearing fees primarily represent fees paid to third party clearing banks and prime brokers for clearing foreign exchange spot futures currency and contract transactions, transaction fees paid to exchanges, equity options brokerage activity fees, and fees paid to third party providers for use of their platform for the Company’s market making trading business. Clearing fees primarily fluctuate based on changes in volume, rate of clearing fees charged by clearing banks and rate of fees paid to exchanges.

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

Pursuant to the terms of the Acquisition (see Note 4), any FXCM common shares issuable to a Lucid seller on an anniversary from closing will be restricted for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by LMT or any entity controlled by the Corporation for reasons other than death or incapacity (“Lucid Liquidity Restriction”) on such anniversary. In accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), the fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the Acquisition. Such amounts have been included in employee compensation and benefits in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model or on the fair value of the Company’s Class A common stock. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in compensation and benefits in the condensed consolidated statements of operations. See Note 14 for further discussion.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional and consulting fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit card transactions. Regulatory fees are volume-based costs and annual fees charged by certain regulatory authorities.

Income Taxes

As a result of the Corporation's acquisition of Holding Units from selling unit holders of Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting an increase in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation's taxable income. As a result of a federal income tax election Holdings has made, applicable to a portion of the Corporation's acquisition of Holdings Units, the income tax basis of the Company's share of the assets acquired directly from the selling unit holders of Holdings have been adjusted based upon the amount that the Corporation has paid for its Holdings Units. The Corporation has entered into an agreement with the selling unit holders of Holdings that will provide for the additional payment by the Corporation to the selling unit holders of Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of Holdings goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact the presentation of the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncement

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles — Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for us on January 1, 2013 with early adoption permitted. Since this guidance only changes the manner in which the Company assess indefinite-lived intangible assets for impairment, it will not affect our financial position or results of operations. The Company is currently evaluating the timing of the adoption of this guidance.

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the six months period ended June 30, 2012, the Company repurchased a portion of its outstanding Class A common stock (see Note 15), and exchanged Holding Units, held by certain members of Holdings, for shares of its Class A common stock, on a one-for-one basis, pursuant to an exchange agreement (see Note 13). Additionally, during the six months ended June 30, 2012, the Company issued Class A common stock of the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interest  – (continued)

Corporation relating to the Acquisition and in connection with equity awards granted (see Note 14). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest as presented in the following table:

			Economic Interest in Holdings
	Shares Outstanding		Non- Controlling	FXCM Inc.	Total
Balance as of December 31, 2011	14,899,391		79.6%	20.4%	100.0%
Class A common stock repurchased pursuant to publicly announced program	(224,925)		0.2%	(0.2) %	—
Exchange of Holding Units for shares of Class A common stock	9,122,079		(12.7) %	12.7%	—
Class A common stock issued for acquisition	9,000,000	(a)	(7.4) %	7.4%	—
Class A common stock issued under equity-based compensation plan	782,015		(0.6) %	0.6%	—
Balance as of June 30, 2012	33,578,560		59.1%	40.9%	100.0%

(a)	Refer to note 4 for further details regarding the Acquisition

Note 4. Business Acquisition

On the Acquisition Date, the Company acquired a 50.1% controlling interest in LMT, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. to expand the Company’s presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation’s Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total purchase price of $177.5 million. The fair value of the 9.0 million shares was $89.4 million and was based on the Corporation’s closing stock price as of the Acquisition Date, adjusted for marketability restrictions. The marketability restrictions were estimated using the Finnerty model. The Lucid sellers were entitled to 1.8 million shares at closing, with the remainder held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). Additionally, the sale purchase agreement includes certain claw back features relating to the Remaining Shares in the event that the Profit Targets are not achieved. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition  – (continued)

The $177.5 million purchase price was allocated to the LMT assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date as summarized in the table below. Goodwill of $257.8 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the LMT market making business with the Company's foreign exchange trading expertise. No goodwill is expected to be deductible for federal income tax purposes.

LMT Purchase Price Allocation

(Amounts in thousands)
Purchase price		177,496
Non-controlling interest		160,165
Total fair value at Acquisition Date		337,661
Net assets acquired	16,237
Adjustments to reflect acquired assets and liabilities at fair value
Core trading strategies platform(1)	82,000
Post trade processing platform(2)	1,900
Non-compete agreements(3)	1,000
Deferred tax liability	(21,253)
Fair value of net assets acquired		79,884
Goodwill resulting from the LMT acquisition		257,777

(1)	Consists of an internally developed software platform through which the Company executes its specific trading strategies. The core trading strategies platform has an amortization life of 4 years.
(2)	Consists of an internally developed software platform that ensures that the Company’s trades clear and settle efficiently with an amortization life of 7 years.
(3)	Consists of two non-compete agreements with amortization lives of 3 years.

The amounts included in the LMT Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Acquisition-related Costs

Acquisition-related costs for the Acquisition were $0.5 million and are included in general and administrative expense in the consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition  – (continued)

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of LMT net assets recognized as of the Acquisition Date, with amounts in thousands:

As of June 18, 2012
Assets
Cash and cash equivalents	$28,656
Accounts receivable, net	5,100
Due from brokers	302
Deferred tax asset	125
Office, communication and computer equipment, net	499
Intangible assets	84,900
Other assets	226
Total assets	$119,808
Liabilities
Accounts payable and accrued expenses	13,361
Taxes payable	5,310
Deferred tax liability	21,253
Total liabilities	39,924
Fair value of net assets acquired	$79,884

Contingencies

There were no contingent liabilities recorded in the fair value of net assets acquired as of the Acquisition Date.

Accounts Receivables

The fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Acquisition Date. For further information, see Note 2.

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of LMT from the Acquisition Date to June 30, 2012:

For the period June 18, 2012 to June 30, 2012
Total revenue	$3,867
Net income	$2,194

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition  – (continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of Foreland and LMT had been completed on January 1, 2012 and 2011, with amounts in thousands:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues	$115,680	$150,548	$239,997	$290,836
Net Income	$14,405	$36,486	$42,713	$86,709

These pro forma results for the three and six months ended June 30, 2012 and 2011 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with Foreland and LMT prior to these acquisitions as well as the adjustments for the intangible assets acquired in the Acquisition and the related tax impact.

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with foreign currency transactions, CFDs and spread betting, including unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.3 billion and $1.0 billion as of June 30, 2012 and December 31, 2011, respectively.

Note 6. Equity Method Investment

As of June 30, 2012 and December 31, 2011, the Company had $4.7 million and $4.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26.3% equity interest in a developer of FX trading software and a 33.0% equity interest in a referring broker. Equity method investments are included in other assets in the condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the three and six months ended June 30, 2012 and 2011 and is included in other income in the condensed consolidated statements of operations.

There were no dividend distributions received from the FX trading software developer and the referring broker during the three and six months ended June 30, 2012 and 2011.

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of June 30, 2012 and December 31, 2011, with amounts in thousands:

	June 30, 2012	December 31, 2011
Computer equipment	$31,556	$27,167
Software	23,951	18,119
Leasehold improvements	8,701	7,724
Furniture and fixtures and other equipment	4,869	2,476
Licenses	19,123	17,082
Communication equipment	1,491	1,151
	89,691	73,719
Less: Accumulated depreciation	(40,933)	(34,033)
Office, communication and computer equipment, net	$48,758	$39,686

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net  – (continued)

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense included in the condensed consolidated statements of operations was $4.2 million and $8.4 million for the three and six months ended June 30, 2012. Depreciation expense included in the condensed consolidated statements of operations was $3.1 million and $5.5 million for the three and six months ended June 30, 2011. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $1.5 and $2.8 million for the three and six months ended June 30, 2012, respectively. The amortization expense of capitalized software development cost was not material for the three and six months ended June 30, 2011. Unamortized capitalized software development costs were $16.4 million and $13.5 million as of June 30, 2012 and December 31, 2011, respectively. The assets disposed of during the six months ended June 30, 2012 and December 31, 2011 were not material.

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2012, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2011	$37,812	$10,793	$48,605
Goodwill acquired	—	257,777	257,777
Foreign currency translation adjustment	(109)	113	4
Balance at June 30, 2012	$37,703	$268,683	$306,386

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of June 30, 2012 and December 31, 2011, with amounts in thousands:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$32,178	$(7,160)	$25,018	$32,144	$(4,628)	$27,516
Non-compete agreements	8,214	(4,493)	3,721	7,214	(3,290)	3,924
Core trading platform	82,000	(683)	81,317	—	—	—
Post trading processing platform	1,900	(8)	1,892	—	—	—
Trade name	338	(338)	—	338	(338)	—
Foreign currency translation adjustment	(349)	(19)	(368)	(230)	230	—
Total finite-lived intangible assets	$124,281	$(12,701)	$111,580	$39,466	$(8,025)	$31,441
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total indefinite-lived intangible assets	$610	$—	$610	$610	$—	$610

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Intangible Assets, net  – (continued)

Customer relationships, non-compete agreements, trade name, core trading strategies platform and post trading processes platform are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years, 1 year, 4 years and 7 years, respectively, and approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense included in the condensed consolidated statements of operations was $2.7 million and $4.6 million for the three and six months ended June 30, 2012, respectively. Amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2011. Estimated future amortization expense for acquired intangible assets outstanding as of June 30, 2012 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2012	$14,378
2013	27,888
2014	26,230
2015	25,728
2016	14,010
Thereafter	3,346
$111,580

Note 10. Other Assets

Other assets were comprised of the following as of June 30, 2012 and December 31, 2011, with amounts in thousands:

	June 30, 2012	December 31, 2011
Prepaid expenses	$9,968	$10,305
Equity method investments	4,724	4,639
Deposits	1,690	3,728
Employee advances	408	532
Other	19	14
	$16,809	$19,218

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of June 30, 2012 and December 31, 2011, with amounts in thousands:

	June 30, 2012	December 31, 2011
Operating expenses payable	$36,654	$19,273
Commissions payable	9,444	8,576
Income taxes payable	8,357	8,123
Due to members	5,879	3,707
Bonus payable	4,392	12,412
Deferred rent	3,827	2,290
Acquisitions cash consideration	877	2,342
	$69,430	$56,723

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

In January 2012, The Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent directors. For the six months ended June 30, 2012 and 2011, stock options granted to certain employees, non-employees and members of the board of directors in the aggregate of 8,541,128 and 8,127,890, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

The Company also issued 9.0 million shares of the Corporation’s Class A common stock in connection with the Acquisition. For the six months ended June 30, 2012, 7.2 million of these shares were subject to the achievement of certain Target Profits and, therefore, considered contingently issuable shares under ASC Topic 260 — Earnings per Share (“ASC 260”). In accordance with ASC 260, contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent). Since the Target Profits were not achieved for the six months period ended June 30, 2012, the shares were not included in the computation of basic nor diluted EPS.

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were anti-dilutive under the treasury method. During the three and six months ended June 30, 2012, certain members of Holdings exchanged 3.8 million and 9.1 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement (see Note 13).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Earnings per Share  – (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended June 30		Six Months ended June 30
	2012	2011	2012	2011
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) available to holders of Class A common stock	$(1,441)	$3,315	$1,447	$6,111
Earnings allocated to participating securities	—	—	—	—
Earnings (loss) available for common stockholders	$(1,441)	$3,315	$1,447	$6,111
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	22,296	17,214	20,142	17,266
Add dilutive effect of the following:
IPO stock options	—	—	—	—
Assumed conversion of Holding Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	22,296	17,214	20,142	17,266
Basic income (loss) per share of Class A common stock	$(0.06)	$0.19	$0.07	$0.35
Diluted income (loss) per share of Class A common stock	$(0.06)	$0.19	$0.07	$0.35

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of June 30, 2012 and December 31, 2011, the outstanding balance was $0.4 million and $0.5 million, respectively, and is included in other assets in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. As of June 30, 2012 and December 31, 2011, employees account liabilities totaled $0.5 million and $0.3 million, respectively and are included in customer account liabilities in the condensed consolidated statements of financial condition. Account liabilities of shareholders with a greater than 5% ownership in the Company was $2.7 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively, and are included in customer account liabilities in the condensed consolidated statements of financial condition.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and six months ended June 30, 2012, these fees and commissions were approximately $0.7 million and $1.4 million, respectively, and are included in the condensed consolidated statements of operations. For the three and six months ended June 30, 2011, these fees and commissions were approximately $0.8 million and $1.9 million, respectively,

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

and are included in the condensed consolidated statement of operations. The Company expects to enter into a definitive agreement in the near future.

During the three months ended March 31, 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share repurchase agreement. The settlement to the Company included cash of $1.2 million, return of capital (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million, included in other income in the condensed consolidated statements of operations, in connection with this settlement.

Exchange Agreement

Prior to the completion of the IPO, the LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”), Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the six months ended June 30, 2012, certain members of Holdings exchanged 9.1 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement.

Payments under Tax Receivable Agreement

As discussed in Note 1, the Corporation entered into a tax receivable agreement with the Holdings members that will provide for the payment by FXCM Inc. to the Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) increases in tax basis associated with the election effected under Section 754 of the Code, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As a result of the unit conversion during the six months ended June 30, 2012, the amount due to members under the tax receivable agreement increased. The aggregate payments due under the tax receivable agreement were $95.0 million and $70.9 million as of June 30, 2012 and December 31, 2011, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation

Stock Options

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

In January 2012, the Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent board of directors.

The following table summarizes the Company's stock option activity as of June 30, 2012:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2012	8,598,140	$13.74	—
Granted	109,488	10.00	—
Exercised	—	—	—
Forfeited or expired	166,500	14.00	—
Outstanding as of June 30, 2012	8,541,128	$13.68	2.4
Vested or expected to vest at June 30, 2012	8,015,836	$13.69	2.5
Exercisable as of June 30, 2012	2,049,890	$14.00	2.3

The Company did not grant any stock options during the three months ended June 30, 2012. The weighted-average grant date fair value of options granted during six months ended June 30, 2012 was $4.11. The Company did not issue any stock options during the three and six months ended June 30, 2011.

As of June 30, 2012, the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.5 years and the unrecognized expense is $26.0 million. The Company did not have any vested stock options under the LITP during either of the three months ended June 30, 2012 and 2011. The fair value of the stock options vested under the LTIP was $10.7 million for the six months ended June 30, 2012 and no stock options vested during the six months ended June 30, 2011.

Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $2.3 million and $4.6 million for the three and six months ended June 30, 2012, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $1.9 million and $4.2 million for the three and six months ended June 30, 2011, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was not material for both the three and six months ended June 30, 2012 and 2011, for the Independent Directors Options. The total compensation cost capitalized and included in office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.7 million as of Jun 30, 2012 and was not material as of December 31, 2011.

In arriving at stock-based compensation expense, the Company estimates the number of stock-based awards that will be forfeited due to employee turnover. The Company's forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company's financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in the Company's financial statements. The expense the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for both the three and six months ended June 30, 2012 and 2011.

Valuation Assumptions

Calculating the fair value of employee stock options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock options, consistent with the provisions of ASC 718. The fair value of the Stock Options grant is estimated on the date of the grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Options granted to the Company's independent directors are considered options granted to employees under ASC 718 as defined therein.

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Expected term in years	4.00	—	4.00	—
Risk-free interest rate	0.60%	—	0.60%	—
Expected volatility	63.0%	—	63.0%	—
Dividend yield	2.40%	—	2.40%	—
Estimated fair value at grant date	$4.11	—	$4.11	—

Expected term for the Independent Directors Options is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company's Class A common stock has been publically traded for less than two years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

The risk free interest rates for the Independent Directors Options are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Independent Directors Options.

Expected volatility is based on a weighing of the historical and implied volatilities of the Company and for a set of public guideline companies deemed comparable to it. The guideline companies selected operate in a similar industry, pursue similar market opportunities, and are subject to similar risks of the Company. Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the Company's Stock Options, the related stock-based compensation expense and, consequently, its results of operations and comprehensive income.

The dividend yield is determined based on the Company's expected dividend payouts.

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Company’s Class A common stock. During the three months ended June 30, 2012, the Company granted 945,847 of its Class A common stock as Other Equity Awards.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

The Other Equity Awards have no contractual term and were fully vested at the date of the grant. The fair market value of the Other Equity Awards at grant date was $11.76. Compensation expense before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $11.1 million for both the three and six months ended June 30, 2012 for Other Equity Awards. The Company did not record compensation expense for the three and six months ended June 30, 2011 since the Other Equity Awards were not granted during those periods.

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

During the six months ended June 30, 2012, the Company repurchased and retired 224,925 shares of its Class A common stock, at an average price of $9.78 per share, for approximately $2.2 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the six months ended June 30, 2012, with amounts in thousands:

Class A Common Stock	As of June 30, 2012
Balance at December 31, 2011	$14,899
Issued	9,782
Repurchased	(224)
Exchange of Holdings units into Class A common stock	9,122
Balance at June 30, 2012	$33,579

As of June 30, 2012, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2011. Therefore, as of June 30, 2012, there were 100 shares of Class B common stock issued and held by the members of Holdings.

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three and six months ended June 30, 2012 and 2011.

Note 17. Net Capital Requirements

US, registered as a futures commission merchant and a retail foreign exchange dealer with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”), is subject to the NFA's net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20 million plus 5% of all liabilities owed to customers exceeding $10 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

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

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FSL is a registered broker dealers. ODL and FSL are subject to minimum capital requirements. ODL JL, a registered broker dealer organized in Japan, was regulated by the Financial Services Agency of Japan (“JFSA”) and was subject to minimum capital requirements. As ODL JL was merged into FJSL in July 2011, the Company did not have any capital requirements for this entity as of March 31, 2012. FJSL, a registered broker dealer organized in Japan, is regulated by the JFSA and is subject to minimum capital requirements.

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

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Australia, ODL, FSL and FXCMJ as of June 30, 2012 and December 31, 2011, with amounts in millions:

	June 30, 2012
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$53.4	$18.6	$73.3	$2.8	$45.8	$29.6	$32.8
Minimum capital requirement	31.1	6.6	21.7	1.3	10.2	4.3	7.7
Excess capital	$22.3	$12.0	$51.6	$1.5	$35.6	$25.3	$25.1

	December 31, 2011
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$27.1	$17.4	$40.3	$4.3	$38.2	$24.4	$33.6
Minimum capital requirement	26.7	5.5	12.7	1.3	10.2	5.2	9.5
Excess capital	$0.4	$11.9	$27.6	$3.0	$28.0	$19.2	$24.1

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of June 30, 2012, with amounts in thousands:

As of June 30, 2012
Remainder of 2012	$2,710
2013	5,203
2014	4,178
2015	3,093
2016	2,464
Thereafter	27,010
$44,658

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the condensed consolidated statements of operations, for the three and six months ended June 30, 2012, was $1.8 million and $4.2 million, respectively. The aggregate rental expense for operating leases charged to operations included in general and administrative expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 was $1.9 million and $3.6 million, respectively. These amounts are net of sublease income that was not material for both periods.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the three and six months ended June 30, 2012 and 2011. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, nor have there been any new legal proceedings in the quarter ended June 30, 2012.

On October 25, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited, FXCM, Inc., and FXCM Holdings, LLC as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. On May 25, 2012, the Trustee in bankruptcy made a motion to approve a settlement in the amount of $650,000 which was approved by United States Bankruptcy Court for the Southern District of Florida in June 2012.

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators' and/or court's decisions. Please see the “Litigation” section in Note 18 to our Unaudited Condensed Consolidated Financial Statements, for a description of our current legal proceedings.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of June 30, 2012 and December 31, 2011.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of June 30, 2012, the remaining availability under the Credit Agreement was $30.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively. The Company did not record interest expense nor commitment fee for the three and six months ended June 30, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 20% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of June 30, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

During the six months ended June 30, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $40.9 million and the weighted average interest rate was 1.9%. The weighted dollar amount related to the Credit Agreement and the weighted interest rate do not apply to the six months ended June 30, 2011 since the Credit Agreement did not exist during that period.

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of June 30, 2012, the Company was not subject to such repayment requirements.

Notes Payable

In connection with the Acquisition, the Company issued a series of 3.5% unsecured promissory notes totaling in the aggregate of $87.2 million due on December 21, 2012 (see Note 4).

Note 19. Income Taxes

The Company's effective rate was 27.6% and 10.2% for the three and six months ended June 30, 2012, respectively. FXCM's effective rate was 35.7% and 10.6% for the three and six months ended June 30, 2011, respectively. FXCM's income tax provision was $1.1 million and $1.3 million for the three and six months ended June 30, 2012, respectively. FXCM's income tax provision was $2.0 million and $2.6 million for the three and six months ended June 30, 2011, respectively. The change in the effective tax rate for the three and six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a shift in jurisdictional income to entities taxed locally as corporations in the foreign jurisdictions.

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company's earnings attributable to the non-controlling interest are not subject to corporate level taxes.

During the three and six months ended June 30, 2012, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2008 and, presently, has no open examinations for tax years before 2011.

Note 20. Foreign Currencies and Concentrations of Credit Risk

As a riskless principal under the agency model, the Company accepts and clears foreign exchange spot contracts for the accounts of its customers (see Note 2). These activities may expose the Company to

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Foreign Currencies and Concentrations of Credit Risk  – (continued)

off-balance-sheet risk in the event that the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the condensed consolidated statements of financial condition was $29.0 million as of June 30, 2012 and $1.3 million as of December 31, 2011. Three banks held more than 10% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of June 30, 2012 and December 31, 2011.

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

Retail Trading

Retail Trading facilitates spot foreign currency trades on behalf of retail customers. The Company offers an agency execution or agency model whereby the Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and FX market makers. Recently, the Company launched an offering to its smaller retail clients to trade with a dealing desk, or principal model. In addition, the Retail Trading business segment includes the Company’s white label relationships, CFDs, payments for order flow and rollovers.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers through the services provided by the FXCM Pro Division of US. This service allows customers to obtain the best execution price from external banks and financial institutions. The Institutional Trading business segment also includes electronic trading and market making in foreign exchange spot and future currencies.

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended June 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$80,462	$11,221	$—	$91,683
Operating expenses	62,055	7,008	26,645	95,708
Income (loss) before income taxes	$18,407	$4,213	$(26,645)	$(4,025)

	Three Months Ended June 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$96,618	$6,721	$—	$103,339
Operating expenses	54,955	5,391	37,188	97,534
Income (loss) before income taxes	$41,663	$1,330	$(37,188)	$5,805

	Six Months Ended June 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$177,232	$17,041	$—	$194,273
Operating expenses	116,331	10,947	54,646	181,924
Income (loss) before income taxes	$60,901	$6,094	$(54,646)	$12,349

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Segments  – (continued)

	Six Months Ended June 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$183,818	$14,100	$—	$197,918
Operating expenses	104,897	10,157	58,053	173,107
Income (loss) before income taxes	$78,921	$3,943	$(58,053)	$24,811

Assets	As of June 30, 2012	As of December 31, 2011
Retail	$1,944,569	$1,361,577
Institutional	44,443	9,534
Corporate	143,734	116,022
Total assets	$2,132,746	$1,487,133

Note 22 — Subsequent Events

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on October 1, 2012 to Class A stockholders of record at the close of business on September 19, 2012.

During August 2012, the Company entered into a Master Guarantee Agreement with Method Credit Fund, a Cayman Island exempt company (“Method”). Pursuant to such arrangement, Method will guarantee defaults by certain counterparties for whom the Company does not want to absorb the credit risk of such accounts. The counterparties will pay a fee to the Company for the ability to trade their accounts on credit, the full amount of which will be remitted to Method. The Company will monitor the risk profile of these counterparties, as well as maintain audit rights with respect to the books and records of Method. Certain directors and a shareholder, with greater than a 5% ownership of the Company, invested an aggregate of $10.0 million in Method and collectively own a controlling equity interest in Method. Additionally, the Company maintains a call option to buy the equity stakes of the foregoing directors and shareholders for book value at any time. The right to exercise such option rests exclusively with the independent and disinterested directors of the Company.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of results of Financial Condition and Results of Operations contained therein.” The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”) trading and related services to approximately 174,218 active retail and institutional customers globally. We offer our customers access to over-the-counter FX markets, through our proprietary technology platform. In a FX trade, a participant buys a currency pair. Our platform presents our FX customers with the best price quotations on up to 58 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. Our primary offering to retail customers is what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. Recently we have launched an offering to our smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, we will earn revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades we have chosen to hedge, (ii) the entire retail bid/offer spread in trades where our customers’ trades have naturally offset each other, and (iii) net gains, if any, where we have not hedged the customer trade. The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customer. In addition, the Company through its 50.1% interest in Lucid is an electronic market-maker and trader in the institutional foreign exchange market.

The Company is engaged in various ancillary FX related services which include use of our platform, technical expertise, trading facilities and software. Through its UK subsidiary ODL Group Limited (“ODL”), the Company also is a broker of contract for difference (“CFDs”), spread betting, equities and equity options.

Industry Trends

Economic Environment — Customer FX trading volumes are impacted by the volatility levels in financial markets. Since August of 2011, volatility in the currency markets have generally been declining and 2012 has been characterized by notably low volatility. It is difficult to predict volatility in the FX market.

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

We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investment Commission in Australia, and the Kanto Local Finance Bureau and the Financial Services Agency in Japan, among others. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations.

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

We operate under following strategies:

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from contracts-for difference (CFD) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 28% and 21% of our retail trading revenues for the three months ended June 30, 2012 and 2011, respectively, were derived from such additional retail revenues earned. For the six months ended June 30, 2012 and 2011, 27% and 21% of retail trading revenue were derived from such additional retail revenues earned.

Institutional Trading Revenue — We generate revenue by executing spot foreign currency trades on behalf of institutional customers through our institutional trading segment, FXCM Pro, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. We also earn revenues from market making and electronic trading in the institutional foreign exchange spot and futures markets through its subsidiary LMT. The income we earn on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through ODL we earn commission revenues through ODL's equity and related brokerage activities.

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

Compensation and Benefits — Compensation and benefits expense includes employee and member salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from year to year. Compensation expense also includes probability based compensation amounts paid to members of LMT in connection with the Acquisition. Changes in this expense are driven by net income earned by LMT. Additionally, pursuant to the terms of the Acquisition any FXCM common shares issuable to a Lucid seller on an anniversary from closing will be restricted for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by LMT or any entity controlled by the Corporation for reasons other than death or incapacity (“Lucid Liquidity Restriction”) on such anniversary. In accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), the fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the Acquisition (the “Term”). This expense is not expected to fluctuate over the Term.

At the time of our initial public offering (“IPO”) and in 2012 we granted awards of stock options to purchase shares of our Class A common stock pursuant to the Long-Term Incentive Plan to certain of our employees and independent directors. The stock options have a weighted-average exercise price of $13.74 per share and, subject to the option holder's continued employment, vest in equal annual installments over a four year period. As a result, we estimate the fair value of the issued awards at grant date, which is being recognized over the four year vesting period and recorded into the expense category in accordance with the manner in which the option holders' other compensation is recorded. We recorded stock compensation expense of $2.3 million and $4.6 million for the three and six months ended June 30, 2012, which is included in our consolidated statements of operations. We recorded stock compensation expense of $1.9 million and $4.2 million for the three and six months ended June 30, 2011, which is included in our consolidated statements of operations.

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

Trading Costs, Prime Brokerage and Clearing Fees — Trading costs, prime brokerage and clearing fees primarily represent fees paid to third party clearing banks and prime brokers for clearing foreign exchange spot futures currency and contract transactions, transaction fees paid to exchanges, equity options brokerage activity fees, and fees paid to third party providers for use of their platform for our market making trading business. Clearing fees primarily fluctuate based on changes in volume, rate of clearing fees charged by clearing banks and rate of fees paid to exchanges.

General and Administrative — We incur general and administrative costs to support our operations, including:

•	Professional fees and outside services expenses — consisting primarily of legal, accounting and outsourcing fees;
•	Bank processing fees — consisting of service fees charged by banks primarily related to our customer deposits and withdrawals;
•	Fees relating to our equity options brokerage activities;
•	Regulatory fees — consisting primarily of fees from regulators overseeing our businesses which are largely tied to our overall trading revenues; and
•	Occupancy and building operations expense — consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, NY, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Athens, Milan, Hong Kong, Sydney, Jerusalem and Tokyo.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance and other expenses associated with being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in a significant increase in legal and accounting costs.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisition of ODL, FXCM Japan Inc. (“FXCMJ”), Foreland as described in our Annual Report and amortization of intangible assets obtained through the Acquisition.

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

Segment Information

The Financial Accounting Standards Board establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 21 to our consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 the Company's Board of Directors approved the repurchase of $30.0 million of its Class A common stock (the “Stock Repurchase Program”). On October 17, 2011, the board of directors approved a $20.0 million increase in the Stock Repurchase Program for an aggregate of $50.0 million.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Acquisition of Lucid Markets Limited

On June 18, 2012, the Company acquired a 50.1% interest in Lucid Markets Trading Limited (“LMT” or “Lucid”), an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. (the “Acquisition”) to expand the Company’s presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of FXCM Inc. Class A common stock to the Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory notes for all liquid assets for a total purchase price of $177.5 million. The fair value of the 9.0 million shares was $89.4 million and was based on the Corporation’s closing stock price as of the Acquisition Date, adjusted for marketability restrictions. The marketability restrictions were estimated using the Finnerty model. The Lucid sellers were entitled to 1.8 million shares at closing, with the remainder held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). Additionally, the sale purchase agreement includes certain claw back features relating to the Remaining Shares in the event that the Profit Targets are not achieved. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The Acquisition resulted in an increase in goodwill and intangible assets in our condensed statement of financial condition. Intangible assets acquired include core trading strategies, post trading processes and non-compete agreements. The Acquisition will result in an increase in amortization of intangible assets in our statement of operations as these intangible assets are amortized over its estimated useful lives.

The following table sets forth FXCM’s condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Revenues
Retail trading revenue	$77,870	$93,482
Institutional trading revenue	11,220	6,721
Trading Revenue	89,090	100,203
Interest income	1,059	933
Brokerage interest expense	(78)	(60)
Net interest revenue	981	873
Other income	1,612	2,263
Total net revenues	91,683	103,339
Operating expenses
Referring broker fees	19,968	24,932
Compensation and benefits	33,802	23,121
Advertising and marketing	7,487	7,487
Communication and technology	8,611	8,010
Trading costs, prime brokerage and clearing fees	1,893	2,190
General and administrative	16,813	27,054
Depreciation and amortization	6,863	4,740
Total operating expenses	95,437	97,534
Total operating income (loss)	(3,754)	5.805
Other expense
Interest on borrowings	271	—
Income (loss) before income taxes	(4,025)	5,805
Income tax provision (benefit)	(1,109)	2,070
Net income (loss)	(2,916)	3,735
Other Comprehensive income
Foreign currency translation gain	1,332	471
Total comprehensive income (loss)	$(1,584)	$4,206

Highlights

•	The three months ended June 30, 2012 experienced strong growth in customer balances with a 10.5% increase in customer equity to $1.3 billion and a 12.6% increase in active accounts to 174,218.
•	Total net revenues decreased 11.3% to $91.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as trading volume and markup of per million traded declined in the quarter ended June 30, 2012 versus June 30, 2011, offset by an increase in the institutional trading revenue from the inclusion of Lucid’s revenue in the second quarter of 2012.
•	Net income decreased 178.1% to $(2.9) million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as trading volume and markup of per million traded declined in the three months ended June 30, 2012 versus the same period of 2011, offset by an increase in institutional trading revenues from the inclusion of Lucid's revenue in the three months ended June 30, 2012 compared to the same period ended June 30, 2011.

The following table sets forth FXCM’s condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Revenues
Retail trading revenue	$170,596	$171,217
Institutional trading revenue	17,040	14,100
Trading Revenue	187,636	185,317
Interest income	1,920	1,874
Brokerage interest expense	(169)	(133)
Net interest revenue	1,751	1,741
Other income	4,886	10,860
Total net revenues	194,273	197,918
Operating expenses
Referring broker fees	40,157	46,533
Compensation and benefits	57,019	45,707
Advertising and marketing	15,757	14,505
Communication and technology	16,991	15,369
Trading costs, prime brokerage and clearing fees	3,206	4,389
General and administrative	35,210	37,770
Depreciation and amortization	13,044	8,834
Total operating expenses	181,384	173,107
Total operating income	12,889	24,811
Other expense
Interest on borrowings	540	—
Income before income taxes	12,349	24,811
Income tax provision	1,258	2,619
Net income	11,091	22,192
Other Comprehensive income
Foreign currency translation gain (loss)	(997)	2,519
Total comprehensive income	$10,094	$24,711

Highlights

•	The six months ended June 30, 2012 experienced strong growth in customer balances with a 19.8% increase in customer equity to $1.3 billion and a 12.6% increase in active accounts to 174,218.
•	Total net revenues decreased 1.8% to $194.3 million for the six months ended June 30, 2012 compared to the six months despite an increase in retail trading volume, partially offset by a decline in markup of per million traded and an increase in the institutional trading revenue due to the inclusion of Lucid’s revenue in the six months ended June 30, 2012 compared to the same period ended June 30, 2011. Total net revenues also decreased as the recognition of $6.0 million of deferred revenue as income upon the termination of an agreement to provide trade execution services to FXCMJ in the first quarter of 2011 was only partially offset by the recognition of $1.4 million gain from the settlement with the Company by the former owners of ODL in connection with ODL acquisition.
•	Net income decreased 50.0% to $11.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was impacted by both a decrease in total revenues and an increase in operating expenses, offset by a decrease in income tax expense.

Revenues

	Three Months Ended June 30,
	2012	2011
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$77,870	$93,482
Institutional trading revenue.	11,220	6,721
Trading revenue	89,090	100,203
Interest income	1,059	933
Brokerage interest expense	(78)	(60)
Net interest revenue	981	873
Other income	1,612	2,263
Total net revenues	$91,683	$103,339
Customer equity (dollars in millions)	$1,255	$839
Active accounts	174,218	154,786
Total retail trading volume(1)(billions)	$869	$938
Retail trading revenue per million traded(1)	$90	$100

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $15.6 million or 16.7% to $77.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the decline in retail trading volume of 7.4% and markup 10.0% or $90 per million traded in the quarter ended June 30, 2012 versus June 30, 2011.

Institutional trading revenue increased by $4.5 million or 66.9% to $11.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. While institutional trading volume increased 87.9% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 our markup on institutional trading revenue per million traded declined 11.1%. This reflects in part, FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million traded to gain market share and increase volume. The increase in institutional trading revenue is also due to the inclusion of $3.9 million of Lucid’s revenue in the three months ended June 30, 2012 compared to the same period ended June 30, 2011.

Net interest income increased by $0.1 million or 12.4% to $1.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to higher cash balances that were held in lower interest rate environment entities, which was increased by 49.5% as of June 30, 2012 versus June 30, 2011, partially offset by brokerage interest paid to certain customers.

Other income decreased by 28.8% to $1.6 million due primarily to the decrease in servicing and licensing fees of $0.7 million, offset by a slight increase in ancillary fee income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$170,596	$171,217
Institutional trading revenue	17,040	14,100
Trading revenue	187,636	185,317
Interest income	1,920	1,874
Brokerage interest expense	(169)	(133)
Net interest revenue	1,751	1,741
Other income	4,886	10,860
Total net revenues	$194,273	$197,918
Customer equity (dollars in millions)	$1,255	$839
Active accounts	174,218	154,786
Total retail trading volume(1) (billions)	$1,854	$1,759
Retail trading revenue per million traded(1)	$92	$97

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $0.6 million or 0.4% to $170.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the increase in retail trading volume of 5.4%, partially offset by a 5.2% decrease in markup to $92 per million traded.

Institutional trading revenue increased by $2.9 million or 20.9% to $17.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. While institutional trading volume increased 84.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 our markup or institutional trading revenue per million traded declined 34.5%. This reflects in part, FXCM’s migration of clients from a third party to an in-house platform. The reduction in fees paid to the third party will allow us to more competitively price our services to our institutional clients gaining market share and increase volume. The increase in institutional trading revenue is also due to the inclusion of $3.8 million of Lucid’s revenue in the three months ended June 30, 2012 compared to the same period ended June 30, 2011.

Net interest income increased by an insignificant amount to $1.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to higher cash balances that were held in lower interest rate environment entities, which is increased by 49.5% as of June 30, 2012 versus June 30, 2011, partially offset by brokerage interest paid to certain customers.

Other income decreased by $6.0 million or 55.0% to $4.9 million due primarily to the recognition of $6.0 million of deferred revenue as income upon an agreement to trade execution services to FXCMJ in the first quarter 2011 compared to the same period in 2012, offset by the recognition of $1.4 million gain from the settlement with the Company by the former owners of ODL in connection with ODL acquisition. Other income also decreased due to a decline in brokerage activities and service licensing fees of $1.2 million and $0.7 million, respectively, offset by a slight increase in ancillary fee income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Operating Expenses

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Operating expenses:
Referring broker fees	$19,968	$24,932
Compensation and benefits	33,802	23,121
Advertising and marketing	7,487	7,487
Communications and technology	8,611	8,010
Trading costs, prime brokerage and clearing fees	1,893	2,190
General and administrative	16,813	27,054
Depreciation and amortization	6,863	4,740
Total operating expenses	$95,437	$97,534

Referring broker fees decreased $5.0 million or 19.9% to $20.0 million for the three months ended June 30, 2012 compared to the three months ended June, 2011. Indirect volume decreased 27.4% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due primarily to a decrease in referring broker fees from Asia as a result of regulatory changes.

Compensation and benefits expense increased $10.7 million or 46.2% to $33.8 million for the three months ended June 30, 2012 compared to the same period in 2011. The increase in compensation and benefits is primarily due to compensation costs associated with the purchase of variable profit interests in the retail and institutional trading businesses of $11.4 million, $0.3 million increased costs as a result of the inclusion of FXCMJ and Foreland which were acquired on March 31, 2011 and October 7, 2011, respectively, offset by $ 1.1 million of lower bonus expense in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Advertising and marketing expense remained the same for the three month period ended June 30, 2012 compared to the same period ended June 30, 2011.

Communications and technology expense increased $0.6 million or 7.5% to $8.6 million for the three months ended June 30, 2012, compared to the same period in 2011. $0.4 million of the increase was due to the acquisitions of FXCMJ and Foreland on March 31, 2011 and October 7, 2011, respectively and an increase in licensing cost as a result of a change in the fee structure by one of the Company’s vendor.

Trading costs decreased $0.3 million or 13.6% to $1.9 million for the three months ended June 30, 2012, compared to the same period in 2011 due to renegotiated prime broker fees and migration of transactions to lower cost providers.

General and administrative expense decreased $10.2 million or 37.9% to $16.8 million for the three months ended June 30, 2012 compared to the same period in 2011. The decrease is primarily due to higher costs of $16.0 million in 2011 relating to costs associated with the settlement with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) regarding trade execution activities included in general and administrative costs for the three months ended June 30, 2011 compared to increased costs for the three months ended June 30, 2012 relating to $1.6 million of acquisition related costs, $2.3 million of costs relating to a settlement with the FSA of Japan regarding trade execution, $1.9 million due to the inclusion of FXCMJ and Foreland which were acquired on March 31, 2011 and October 7, 2011, respectively.

Depreciation and amortization expense rose $2.1 million or 44.8% to $6.9 million during the three months ended June 30, 2012 compared to the same period in 2011. Of this amount, $1.4 million represented increased expense due to the amortization of intangibles acquired in the FXCMJ, Foreland and Lucid acquisitions on March 31, 2011, October 7, 2011 and June 18, 2012, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software and depreciation and amortization expense related to the Company’s relocation to its new Corporate headquarters in New York.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating expenses:
Referring broker fees	$40,157	$46,533
Compensation and benefits	57,019	45,707
Advertising and marketing	15,757	14,505
Communications and technology	16,991	15,369
Trading costs, prime brokerage and clearing fees	3,206	4,389
General and administrative	35,210	37,770
Depreciation and amortization	13,044	8,834
Total operating expenses	$181,384	$173,107

Referring broker fees decreased $6.4 million or 13.7% to $40.2 million for the six months ended June 30, 2012 compared to the six months ended June, 2011. Indirect volume decreased 15.7% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to a to a due to a regulatory change in Asia resulting in a decrease in referring broker fees.

Compensation and benefits expense increased $11.3 million or 24.7% to $57.0 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase in compensation and benefits is primarily due to compensation costs associated with severance and share based payment awards for the purchase of profit sharing interests in the institutional and retail trading businesses of $11.4 million, $2.0 million increased costs as a result of the inclusion of FXCMJ and Foreland which were acquired on March 31, 2011 and October 7, 2011, respectively, offset by $ 0.7 million of lower bonus expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Advertising and marketing expense increased $1.3 million or 8.6% to $15.8 million for the six months ended June 30, 2012 compared to the same period in 2011. The Company has been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011.

Communications and technology expense increased $1.6 million or 10.6% to $17.0 million for the six months ended June 30, 2012, compared to the same period in 2011. $1.1 million of the increase was due to the acquisitions of FXCMJ and Foreland on March 31, 2011 and October 7, 2011, respectively and an increase in licensing cost as a result a change in the fee structure by one of the Company’s vendor.

Trading costs decreased $1.2 million or 27.0% to $3.2 million for the six months ended June 30, 2012, compared to the same period in 2011 due to renegotiated prime broker fees and migration of transactions to lower cost providers.

General and administrative expense decreased $2.6 million or 6.8% to $35.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 despite a $7.8 million increase due to the acquisition of FXCMJ and Foreland in results in the six months ended June 30, 2012. Included in this amount is $0.6 million and $0.4 million of one-time costs related to the relocation of the FXCMJ's operations and system redundancy in Tokyo, respectively. General and administrative expense also increased due to the recognition of one-time costs related to $2.4 million loss resulting from a system error while integrating FXCMJ's platforms in Tokyo, a loss of $1.2 million related to an extraordinary levy by the FSA on its members, $1.6 million of acquisition related costs, $2.3 million of costs relating to a settlement with the FSA of Japan regarding trade execution and 0.1 million of costs associated with the relocation of the New York office.

Depreciation and amortization expense rose $4.2 million or 47.7% to $13.0 million during the six months ended June 30, 2012 compared to the same period in 2011. Of this amount, $1.6 million represents increased expense due to the amortization of intangibles acquired in the FXCMJ, Foreland and Lucid acquisitions on March 31, 2011, October 7, 2011 and June 18, 2012, respectively, $0.4 million due to the inclusion of depreciation related to FXCMJ and Foreland in the Company's results for the six months ended June 30, 2012 following their acquisitions on March 31, 2011 and October 7, 2011, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software.

Non-Operating Expenses

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Interest on borrowings	$271	$—

Interest on borrowing increased $0.3 million for the three months ended June 30, 2012 compared to the same period in 2011. As the Credit Agreement was not in place in 2011, the Company did not incur interest expense for that period.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Interest on borrowings	$540	$—

Interest on borrowing increased $0.5 million for the three months ended June 30, 2012 compared to the same period in 2011. As the Credit Agreement was not in place in 2011, the Company did not incur interest expense for that period.

Income Taxes

	Three Months Ended June 30,
	2012	2011
	(In thousands, except percentages)
Income (loss) before income taxes	$(4,025)	$5,805
Income tax provision (benefit)	$(1,109)	$2,070
Effective tax rate	27.6%	35.7%

Income tax provision decreased $3.2 million to $(1.1) million for the three months ended June 30, 2012 compared to the same period in 2011. FXCM’s effective rate decreased to 27.6% for the three months ended June 30, 2012 from 35.7% for the three months ended June 30, 2011.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The decrease in the effective tax rate for the three months ended June 30, 2012 from June 30, 2011 was due primarily to a $16.0 million settlement with the NFA and CFTC relating to trade execution activities occurring during the three months ending June 30, 2011. A portion of the reserve was not tax deductible, therefore, increasing taxable income, income tax provision and the effective tax rate for the three months ending June 30, 2011. The company did not have any nondeductible settlements during the three months ending June 30, 2012.

	Six Months Ended June 30,
	2012	2011
	(In thousands, except percentages)
Income before income taxes	$12,349	$24,811
Income tax provision	$1,258	$2,619
Effective tax rate	10.2%	10.6%

Income tax provision decreased $1.4 million or 52.0% to $1.3 million for the six months ended June 30, 2012 compared to the same period in 2011. FXCM’s effective rate decreased to 10.2% for the six months ended June 30, 2012 from 10.6% for the six months ended June 30, 2011.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The decrease in the effective tax rate for the six months ended June 30, 2012 from June 30, 2011 was due primarily to a shift in jurisdictional income to entities tax locally as corporations in the foreign jurisdictions.

Segment Results

Period ended June 30, 2012 and 2011

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 174,218 active retail customers globally as of June 30, 2012.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$80,462	$96,618
Operating expenses	62,055	54,955
Income before income taxes	$18,407	$41,663

Revenues for the Retail Trading segment decreased $16.2 million or 16.7% for the three ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in retail trading revenue is a result of a decrease in retail trading volume of 7.4% to $869 billion and a decrease in the markup for retail trading revenue per million traded of 10.0% from $100 to $90.

Operating expenses increased $7.1 million or 12.9% to $62.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was due primarily to $8.6 million or 59.9% in higher compensation and benefits expense, $1.9 million or 19.4% in higher trading costs, $1.8 million or 38.0% in higher depreciation and amortization expense, and $1.0 million or 44.7% in higher bank processing and regulatory fees offset by a decrease of $4.7 million or 19.2% of referring broker fees. The increase in depreciation and amortization expense was due primarily to increased expense associated with the intangible assets acquired in the Foreland and LMT acquisitions on October 7, 2011 and June 18, 2012, respectively. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software. The decrease in referring broker expense was due primarily to a decrease in referring broker fees from Asia as a result of regulatory changes.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$177,232	$183,818
Operating expenses	116,331	104,897
Income before income taxes	$60,901	$78,921

Revenues for the Retail Trading segment decreased $6.6 million or 3.6% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease is a result of increased retail customer trading volume of 5.3% to $1,854 billion, offset by the markup for retail trading revenue per million traded decreasing 5.2% from $97 to $92.

Operating expenses increased $11.4 million or 10.9% to $116.3 million for the six months ended June 30, 2012, compared to the six months ended June, 2011 due primarily to $10.0 million or 36.0% in higher compensation and benefits expense, $3.6 million or 40.6%, higher depreciation and amortization expense,

$3.3 million or 77.2%, higher bank processing and regulatory fees and $1.3 million or 8.6%, higher advertising and marketing expense, offset by a decrease of $6.0 million or 13.1% of referring broker fees, and $0.6 million or 26.8% in lower trading cost. The increase in depreciation and amortization expense was due primarily to increased expenses associated with the intangible assets acquired in the FXCMJ, Foreland and LMT acquisitions on March 31, 2011, October 7, 2011 and June 18, 2012, respectively, and the inclusion of depreciation related to FXCMJ and Foreland in the Company's results for the six months ended June 30, 2012 following their acquisitions. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software. The increase in bank processing and regulatory fees was primarily due to $1.2 million of extraordinary levy on its members by the FSA. The increase in advertising and marketing costs was primarily due to increased spending on advertising and marketing to further growth, including initiating a sponsorship of a FX television show and a trading contest that commenced in the first and third quarters of 2011, respectively, on the CNBC television network. The decrease in referring broker fees was primarily due to a decrease in broker fees from Asia as a result of regulatory changes.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$11,221	$6,721
Operating expenses	7,008	5,391
Income before income taxes	$4,213	$1,330

Revenues for our Institutional Trading segment increased $4.5 million or 66.9% to $11.2 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. While institutional trading volume increased by 87.9% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, our mark-up on institutional trading revenue per million traded declined by 11.1%. This reflects in part, FXCM's transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million traded to gain market share and increase volume.

Operating expenses increased by $1.6 million or 30.0% to $7.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The change is due primarily to $1.4 million or 62.8% increase in compensation and benefit costs, $0.3 million increase in depreciation and amortization expense and 0.2 million or 13.4% in higher communication and technology expense, partially offset by lower referring broker fees of $0.3 million or 52.4%.

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$17,041	$14,100
Operating expenses	10,947	10,157
Income before income taxes	$6,094	$3,943

Revenues for our Institutional Trading segment increased $2.9 million or 20.9% to $17.0 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. While institutional trading volume increased by 84.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, our mark-up on institutional trading revenue per million traded declined by 34.5%. This reflects in part, FXCM's transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million traded to gain market share and increase volume.

Operating expenses increased by $0.8 million or 7.8% to $10.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The change is due primarily to $1.0 million or 27.5% increase in compensation and benefit costs and $0.6 million in higher depreciation and amortization expense, partially offset by trading cost of $0.6 million or 27.1%.

Corporate — Loss before income taxes of the Corporate segment for the periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$—	$—
Operating expenses	26,645	37,188
Loss before income taxes	$(26,645)	$(37,188)

Loss before income taxes decreased $10.5 million or 28.4% to $26.6 million for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to $1.7 million or 54.1% in higher professional fees, and $0.7 million or 10.1% in higher compensation and benefit costs, offset by a $13.4 million or 71.7% in lower general and administrative expenses.

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Revenues	$—	$—
Operating expenses	54,646	58,053
Loss before income taxes	$(54,646)	$(58,053)

Loss before income taxes decreased $3.4 million or 5.9% to $54.6 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to $1.7 million or 13.5% in communication and technology costs, $2.4 million or 40.6% in higher professional fees, $1.7 million or 13.5% in communication and technology costs, $0.6 million or 17.6% in higher rent expenses, and $1.7 million or 369.7% in higher other expenses, offset by a $10.7 million or 49.9% in lower general and administrative expenses.

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

		As of June 30, 2012
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$31.1	$53.4	$22.3
Forex Capital Markets, Ltd.	U.K.	21.7	73.3	51.6
FXCM Asia, Ltd.	Hong Kong	6.6	18.6	12.0
FXCM Australia, Ltd.	Australia	1.3	2.8	1.5
ODL Group, Ltd.	U.K.	10.2	45.8	35.6
FXCM Securities, Ltd.	U.K.	4.3	29.6	25.3
FXCM Japan Securities, Ltd.	Japan	7.7	32.8	25.1

Cash Flow and Capital Expenditures

Six months Ended June 30, 2012 and 2011

The following table sets forth a summary of our cash flow for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
	(In thousands)
Cash provided by (used in) operating activities	$(9,761)	$29,365
Cash provided by (used in) investing activities	11,613	(21,093)
Cash provided by (used in) financing activities	31,571	(23,875)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,144)	1,812
Net increase (decrease) in cash and cash equivalents	29,279	(13,791)
Cash and cash equivalents – end of period	$214,000	$179,539

Cash used by operating activities was $9.8 million for the six months ended June 30, 2012 compared to $29.4 million provided for the six months ended June 30, 2011, a decrease of $39.1 million. This decrease was due to $11.1 million lower net income in addition to a decrease of $28.0 million in adjustments to reconcile net income to net cash provided by operating activities the six months ended June 30, 2012 compared the six months ended June 30, 2011. The decrease in adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an increase in cash and cash equivalents, held for customers of $204.5 million for the six months ended June 30, 2012 compared to an increase of $84.7 million for the six months ended June 30, 2011, an increase of $27.4 million in due from brokers for the six months ended June 30, 2012 compared to an increase of $6.8 million for the six months ended June 30, 2011, an increase of accounts receivable of $5.9 million for the six months ended June 30, 2012 compared to a decrease of $0.8 million for the six months ended June 30, 2011, a decrease in other assets of $6.8 million for the six months ended June 30, 2012 versus an increase of $0.9 million for the six months ended June 30, 2011, an increase of $207.7 million in customer account liabilities for the six months ended June 30, 2012 compared to an increase of $83.8 million for the six months ended June 30, 2012, a $11.9 million decrease in accounts payable and accrued expenses versus an increase of $14.8 million for the six months ended June 30, 2011 and a $12.6 million decrease in due to brokers versus an decrease of $10.5 million for the six months ended June 30, 2012 and 2011, respectively.

Cash provided by investing activities was $11.6 million for the six months ended June 30, 2012 compared to cash used in investing activities was $21.1 million for the six months ended June 30, 2011, an increase of $32.7 million. The increase in cash provided was primarily from the net cash acquired from acquisition of Lucid for $28.7 million compared to cash paid for the acquisition of FXCMJ of $4.9 million for the six months ended June 30, 2011. This was partially offset by $17.0 million cash used for the purchase of fixed assets for the six months ended June 30, 2012 compared to $15.7 million for the purchase of fixed assets for the six months ended June 30, 2011.

Cash provided by financing activities was $31.6 million for the six months ended June 30, 2012, compared to cash used in financing activities that was $23.9 million for the six months ended June 30, 2011, an increase of $55.4 million. The increase in cash provided by financing activities was due to net borrowings of $45.0 million under the Credit Agreement during the six months ended June 30, 2012. This was partially offset by cash was used for distributions to members in the six months ended June 30 2012 of $9.1 million compared to $18.3 million in the six months ended June 30, 2011, dividend paid in the amount $2.7 million for the six months ended June 30, 2012 compared to $2.1 million for the six months ended June 30, 2011 and the repurchase of treasury stock in the amount of $2.2 million for the six months ended June 30, 2012 compared to $3.4 million for the six months ended June 30, 2011.

Capital expenditures were $17.0 million for the six months ended June 30, 2012, compared to $15.7 million for the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 relate to capitalized software of $6.3 million, license of $2.0 million, computer equipment of $3.7 million, and furniture and leasehold improvements of $0.7 million and $4.6 million, respectively, as a result of the New York office relocating its corporate headquarters.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of June 30, 2012, the remaining availability under the Credit Agreement was $30.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively. The Company did not record interest expense nor commitment fee for the three and six months ended June 30, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 10% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of June 30, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

Notes Payable

In connection with the Acquisition, the Company issued a series of 3.5% unsecured primissory notes aggregating $87.2 million due on December 21, 2012.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the initial public offering of FXCM Inc. and also reflects the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.
2.	Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation associated with the Company’s initial public offering, severance and stock based compensation in connection with the renegotiation of certain employment contracts in the Company’s institutional and retail businesses. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
3.	Income Taxes. Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company’s income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates and the deferred tax assets related to tax benefits for equity-based compensation awards are realized when the stock options are exercised. This assumption is consistent with the assumption that all of FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company.
4.	Regulatory Reserve. During the three months ended June 30, 2011, the Company established a reserve of $16.0 million regarding a settlement with the NFA and ongoing discussions with the CFTC relating to trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings LLC, certain founding members of FXCM Holdings agreed to reimburse the cost of these matters, up to $16.0 million. In July 2011, $16.0 million of additional capital was provided by the respective founding members. Given there was no impact to FXCM Inc.'s net income for the three and six months ended June 30, 2011 as the expense was allocated to such members as permitted under the specific allocations terms of Holdings’ partnership agreement, the Company believes it is useful to provide the effects of eliminating these expenses.
5.	Regulatory Reserve. During the three months ended June 30, 2012, the Company established a reserve of $2.3 million to settle trading system matters with the Financial Services Agency of Japan. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
6.	Acquisition-related costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate acquisition related expenses incurred. The Company’s management believes it is useful to provide the effects of eliminating these expenses.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012					2011
	In thousands
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	91,683	—		91,683		103,339	—		103,339
Expenses
Referring broker fees	19,968	—		19,968		24,932	—		24,932
Compensation and benefits	33,802	(13,972	)(1)	19,830		23,121	(1,967	)(5)	21,154
Depreciation, amortization and interest expense	7,134	—		7,134		4,740	—		4,740
Other Expense	34,804	(3,925	)(2)	30,879		44,741	(16,000	)(6)	28,741
Total expenses	95,708	(17,897)		77,811		97,534	(17,967)		79,567
Income before income taxes	(4,025)	17,897		13,872		5,805	17,967		23,772
Income tax provision	(1,109)	6,233	(3)	5,124		2,070	6,070 (3)		8,140
Net income	(2,916)	11,664		8,748		3,735	11,897		15,632
Net income attributable to non-controlling interest, Lucid	(1,475)	2,347	(4)	872		420	(420	)(4)	—
Net income attributable to FXCM Inc.	(1,441)	9,317		7,876		3,315	12,317		15,632
Pro Forma fully exchanged, fully diluted shares outstanding				72,848	(7)				75,195	(7)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding				$0.11					0.21

(1)	Represents the elimination of equity-based compensation associated with the IPO, severance and equity based compensation in connection with the renegotiation of certain employment contracts in the Company's institutional and retail businesses.
(2)	Represents the elimination of acquisition-related costs and an adjustment to reflect a reserve established to settle certain trading system matters with the Financial Services Agency of Japan.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 36.9% and 34.2% for the three months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Represents the elimination of equity-based compensation associated with the IPO.
(6)	Represents an adjustment to reflect a reserve established relating to a settlement with the National Futures Association (the “NFA”) and ongoing discussions with the Commodity Futures Trading Commission (the “CFTC”) regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, (“Holdings”) certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.'s net income for the three months ended June 30, 2011 as the entire expense was allocated to such funding members. In July 2011, $16.00 million of additional capital was provided the respective founding members.
(7)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012					2011
	In thousands
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	194,273	—		194,273		197,918	—		197,918
Expenses
Referring broker fees	40,157	—		40,157		46,533	—		46,533
Compensation and benefits	57,019	(16,080	)(1)	40,939		45,707	(4,400	)(5)	41,307
Depreciation, amortization and interest expense	13,584	—		13,584		8,834	—		8,834
Other Expense	71,164	(3,925	)(2)	67,239		72,033	(16,000	)(6)	56,033
Total expenses	181,924	(20,005)		161,919		173,107	(20,400)		152,707
Income before income taxes	12,349	20,005		32,354		24,811	20,400		45,211
Income tax provision	1,258	9,833	(3)	11,091		2,619	13,221	(3)	15,840
Net income	11,091	10,172		21,263		22,192	7,179		29,371
Net income attributable to non-controlling interest, Lucid	9,644	(8,772	)(4)	872		16,081	(16,081	)(4)	—
Net income attributable to FXCM Inc.	1,447	18,944		20,391		6,111	23,260		29,371
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		72,761	(7)	—	—		75,247	(7)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.28		—	—		0.39

(1)	Represents the elimination of equity-based compensation associated with the IPO, severance and equity based compensation in connection with the renegotiation of certain employment contracts in the Company's institutional and retail businesses.
(2)	Represents the elimination of acquisition-related costs and an adjustment to reflect a reserve established to settle certain trading system matters with the Financial Services Agency of Japan.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 34.3% and 35.0% for the six months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Represents the elimination of equity-based compensation associated with the IPO.
(6)	Represents an adjustment to reflect a reserve established relating to a settlement with the National Futures Association (the “NFA”) and ongoing discussions with the Commodity Futures Trading Commission (the “CFTC”) regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, (“Holdings”) certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.'s net income for the three months ended June 30, 2011 as the entire expense was allocated to such funding members. In July 2011, $16.00 million of additional capital was provided the respective founding members.
(7)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	In thousands
Net income attributable to FXCM Inc.	7,876	15,632	20,391	29,371
Net income attributable to non-controlling interest	872	—	872	—
Provision for income taxes	5,124	8,140	11,091	15,840
Depreciation and amortization	7,134	4,740	13,584	8,834
EBITDA	21,006	28,512	45,938	54,045

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at June 30, 2012:

	As of June 30, 2012
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$44,013	$2,389	$9,070	$5,544	$27,010
Vendor obligations	645	321	311	13	—
Total	$44,658	$2,710	$9,381	$5,557	$27,010

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact the presentation of the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncement

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles–Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for us on January 1, 2013 with early adoption permitted. Since this guidance only changes the manner in which the Company assess indefinite-lived intangible assets for impairment, it will not affect our financial position or results of operations. The company is currently evaluating the timing of the adoption of this guidance.

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

As at June 30, 2012, 11.4% of our net assets (assets less liabilities) were in British pounds, 10.7% in Euros, 12.3% in Japanese yen, and 13.4% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $6.3 million in the case of British pounds, $6.0 million for Euros and $6.8 million for Japanese yen and $3.8 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. In addition, we have a credit facility which had an outstanding balance of $45.0 million as of June 30, 2012 with a floating interest rate. Based on cash and customer cash held and the amount drawn on the credit facility at June 30, 2012, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $7.1 million, net of the additional interest expense of the credit facility.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the six months ended June 30, 2012 and 2011, we incurred $0.5 million and $0.5 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2012, our exposure to our two largest institutional counterparties, all major global banking institutions, was 28.2% of total assets and the single largest within the group was 17.5% of total assets. As of December 31, 2011, our exposure to our three largest institutional counterparties, all major global banking institution, was 47.8% of total assets and the single largest within the group was 24.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of June 30, 2012, our net unhedged exposure to CFD customer positions was 3.9% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of June 30, 2012 would result in an $8.4 million decrease in pre-tax income.

We intend to launch an initiative to offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We intend to establish risk limits, policies and procedures to monitor risk on a continuous basis and which shall be reviewed and approved by our Board of Directors.

We recently acquired a 50.1% interest in Lucid, an electronic market making and trading firm in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the quarter ended June 30, 2012 was $16.9 million and the maximum intra-day gross position was $86.9 million. A 10.0% fully correlated decrease in value at the maximum intra-day position would result in an $8.7 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2012, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 10.0% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2012, we had $82.9 million in regulatory capital requirements at our regulated subsidiaries and $256.3 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, nor have there been any new legal proceedings in the quarter ended June 30, 2012.

On October 25, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against Forex Capital Markets LLC, ODL Securities, Inc., and ODL Securities, Ltd. (“Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited, FXCM, Inc., and FXCM Holdings, LLC as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. On May 25, 2012, the Trustee in bankruptcy made a motion to approve a settlement in the amount of $650,000 which was approved by United States Bankruptcy Court for the Southern District of Florida in June 2012.

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators' and/or court's decisions. Please see the “Litigation” section in Note 18 to our Unaudited Condensed Consolidated Financial Statements, for a description of our current legal proceedings.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

We have recently begun offering retail clients dealing desk execution in addition to agency execution, which will expose us to additional risks, including the risk of material trading losses.

We have recently begun to offer our smaller retail clients the option to trade with dealing desk, or principal model, execution. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. In the principal model, however, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party As a result, we may incur trading losses using principal model execution for a variety of reasons, including:

•	Price changes in currencies;
•	Lack of liquidity in currencies in which we have positions; and
•	Inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding currency quotes, and is designed to publish prices reflective of prevailing market conditions throughout the trading day.

These risks may affect the prices at which we are able to sell or buy currencies, or may limit or restrict our ability to either resell currencies that we have purchased or repurchase currencies that we have sold. In addition, competitive forces may require us to match the breadth of quotes our competitors display and to hold varying amounts and types of currencies at any given time. By having to maintain positions in certain currencies, we may be subject to a high degree of market risk.

We may not be able to successfully implement and apply risk management policies and procedures that address the risks associated with principal model execution and may otherwise fail to manage such risks successfully. Accordingly, we could experience significant losses from such activities, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

In addition, the revenues we expect to record from our principal model broker activities will consist primarily of trading gains and losses, and will be more affected by market volatility.

Finally, as we have for a number of years conducted our retail operations on the basis of the agency model, we could suffer reputational damage and additional regulatory scrutiny by offering execution to retail clients that creates an inherent conflict between the interests of the customer and our interests.

We will be subject to a variety of new risks as a result of our acquisition of Lucid Markets

As a result of our acquisition of Lucid Markets Trading Limited (“Lucid Markets”) we expect to be exposed to a variety of new risks, including:

•	Significant fluctuations in our revenues and profitability from period to period;
•	Risk of trading losses;
•	Competition from new competitors; and
•	Our failure to implement and apply new risk management controls and procedures.

Lucid Market’s revenues and operating results may vary significantly from period to period, whether due to movements and trends in the underlying markets, to competitors who are willing to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to fluctuations in trading levels or otherwise. As a result, our revenues and profitability may be subject to significant fluctuations or declines.

As a market maker, Lucid Markets provides liquidity by buying from sellers and selling to buyers. Lucid Markets may accumulate significant positions preceding unfavorable price movements in currencies, creating the potential for trading losses. Should these events occur or increase in frequency or magnitude, we could experience material losses.

As a result of our acquisition of Lucid Markets business we will have new competitors. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and therefore, may be better able to respond and to compete for market share generally. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially affect our business, financial condition and results of operations and cash flows.

Lucid Markets is dependent on risk management policies and the adherence to such policies by trading staff. Policies, procedures and practices are used to identify, monitor and control a variety of risks, including market risk and risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. We may need to implement and apply new risk management controls and procedures as a result of our acquisition of Lucid Markets. We may not successfully implement and apply risk management policies and procedures that will identify, monitor and control the risks associated with principal trading.

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

Item 3. Defaults Upon Senior Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

On May 17, 2011, the Company's Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company's share repurchase plan, bringing the total authorization to $50.0 million. No purchases of the Company’s Class A common stock were made during the three months ended June 30, 2012. As of June 30, 2012, the Company had repurchased a total of 2,644,534 shares of its Class A common stock under the plan and there is approximately $21.4 million remaining under the plan for future repurchases. The Company is not obligated to purchase any shares under the repurchase program which does not have an expiration date. All of the above repurchases were part of this program.

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

FXCM INC.

Date: August 9, 2012	By: /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2012	By: /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)