Form 10-Q/A
period 2012-06-30
FXCM Inc.
filed 2012-09-10
CIK 1499912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to FXCM Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks, as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Exhibit Number	Description of Exhibit
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
101.DEF	XBRL Taxonomy Extension Definition Document

*These exhibits were previously filed or furnished as an exhibit to FXCM Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date: September 10, 2012	By	/s/ Dror (Drew) Niv
Dror (Drew) Niv
Chief Executive Officer
(Principal Executive Officer)
Date: September 10, 2012	By	/s/ Robert Lande
Robert Lande
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
101.DEF	XBRL Taxonomy Extension Definition Document

*These exhibits were previously filed or furnished as an exhibit to FXCM Inc.’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012