Form 10-Q
period 2012-09-30
FXCM Inc.
filed 2012-11-09
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 34,228,927 as of November 7, 2012. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 7, 2012 was 100.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2012

i

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

FXCM Inc. is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is an equity interest in FXCM Holdings, LLC, of which FXCM, Inc. is the sole managing member. Unless the context suggests otherwise, references in this report to “FXCM,” the “Company,” “we,” “us” and “our” refer (1) prior to the December 2010 initial public offering (“IPO”) of the Class A common stock of FXCM Inc. and related transactions, to FXCM Holdings, LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to FXCM Inc. and its consolidated subsidiaries.

ii

PART 1

Item 1 — Financial Statements (Unaudited)

FXCM Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$260,026	$184,721
Cash and cash equivalents, held for customers	1,278,392	1,046,983
Due from brokers	9,823	1,311
Accounts receivable, net	16,798	17,004
Deferred tax asset	8,094	6,982
Tax receivable	3,576	2,016
Total current assets	1,576,709	1,259,017
Deferred tax asset	114,069	88,556
Office, communication and computer equipment, net	49,793	39,686
Goodwill	307,714	48,605
Other intangible assets, net	105,607	32,051
Other assets	15,746	19,218
Total assets	$2,169,638	$1,487,133
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,278,392	$1,046,983
Accounts payable and accrued expenses	77,764	56,723
Credit agreement	30,000	—
Notes payable	87,162	—
Due to brokers	1,100	13,495
Deferred tax liability	7,085	2,241
Due to related parties pursuant to tax receivable agreement	4,782	3,575
Total current liabilities	1,486,285	1,123,017
Deferred tax liability	18,950	7,044
Due to related parties pursuant to tax receivable agreement	84,780	63,639
Total liabilities	1,590,015	1,193,700
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 34,228,927 and 14,899,391 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	342	149
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in-capital	199,888	86,152
Retained earnings	10,204	8,977
Accumulated other comprehensive income	1,168	142
Total stockholders’ equity FXCM Inc.	211,603	95,421
Non-controlling interest	368,020	198,012
Total stockholders’ equity	579,623	293,433
Total liabilities and stockholders’ equity	$2,169,638	$1,487,133

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands, except share and per share data)
Revenues
Retail trading revenue	$85,237	$97,017	$255,833	$268,234
Institutional trading revenue	25,868	7,720	42,908	21,820
Trading revenue	111,105	104,737	298,741	290,054
Interest income	990	963	2,910	2,837
Brokerage interest expense	(66)	(93)	(235)	(226)
Net interest revenue	924	870	2,675	2,611
Other income	2,919	3,368	7,805	14,228
Total net revenues	114,948	108,975	309,221	306,893
Operating Expenses
Referring broker fees	18,708	25,720	58,865	72,253
Compensation and benefits	24,156	22,955	81,175	68,662
Advertising and marketing	7,509	9,870	23,266	24,375
Communication and technology	9,600	8,190	26,591	23,559
Trading costs, prime brokerage and clearing fees	6,981	2,095	10,187	6,484
General and administrative	13,681	11,102	48,891	48,872
Depreciation and amortization	11,717	5,367	24,761	14,201
Total operating expenses	92,352	85,299	273,736	258,406
Total operating income	22,596	23,676	35,485	48,487
Other expense
Interest on borrowings	1,158	—	1,698	—
Income before income taxes	21,438	23,676	33,787	48,487
Income tax provision	3,598	8,136	4,856	10,756
Net income	17,840	15,540	28,931	37,731
Net income attributable to non-controlling interest	13,327	12,142	22,971	28,222
Net income attributable to FXCM Inc.	$4,513	$3,398	$5,960	$9,509

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average shares of Class A common stock outstanding:
Basic	26,913	16,468	22,416	16,997
Diluted	26,913	16,468	22,416	16,997
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.17	$0.21	$0.27	$0.56
Diluted	$0.17	$0.21	$0.27	$0.56
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Amounts in thousands, except per share data)
Net income	$17,840	$15,540	$28,931	$37,731
Other comprehensive income
Foreign currency translation gain (loss)	3,377	(2,852)	2,386	(317)
Income tax expense (benefit)	2	(43)	8	(27)
Other comprehensive income (loss), net of tax	3,375	(2,809)	2,378	(290)
Comprehensive income	21,215	12,731	31,309	37,441
Comprehensive income attributable to non-controlling interest	15,299	9,906	24,323	27,917
Comprehensive income attributable to FXCM Inc.	$5,916	$2,825	$6,986	$9,524

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock – Class B		Common Stock – Class A		Total
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2012	$198,012	$8,977	$142	$86,152	100	$1	14,899,391	$149	$293,433
Net income	22,971	5,960	—	—	—	—	—	—	28,931
Other comprehensive gain, net of tax	1,352	—	1,026	—	—	—	—	—	2,378
Comprehensive Income	$24,323	$5,960	$1,026	$—	—	$—	—	$—	$31,309
Class A common stock
Repurchase of class A common stock pursuant to publicly announced program	(1,741)	—	—	(445)	—	—	(224,925)	(2)	(2,188)
Equity based compensation	12,715	—	—	7,543	—	—	782,015	8	20,266
Dividends on Class A common stock	—	(4,733)	—	—			—	—	(4,733)
Conversion of Holdings units to Class A common stock (See Note 13)	(73,063)	—	—	72,966	—	—	9,772,446	97	—
Effects of Tax Receivable Agreement	—	—	—	4,507	—	—	—	—	4,507
Settlement of receivable balance with related party	(3,979)	—	—	—	—	—	—	—	(3,979)
Stock issuances, for acquisition	60,151	—	—	29,165	—	—	9,000,000	90	89,406
Contributions	578	—	—	—	—	—	—	—	578
Distributions	(9,141)	—	—	—	—	—	—	—	(9,141)
Non-controlling interest – Lucid	160,165	—	—	—	—	—	—	—	160,165
Balance as of September 30, 2012	$368,020	$10,204	$1,168	$199,888	100	$1	34,228,927	$342	$579,623

See accompanying notes to the condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$28,931	$37,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,761	14,201
Equity-based compensation	19,247	6,526
Deferred tax expense/(benefit)	(2,149)	4,960
Deferred revenue	—	(6,000)
Loss on disposal of fixed assets	765	143
Amortization of deferred financing cost	190	—
Gain on settlement of receivables from related party	(1,436)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(230,491)	(72,529)
Due from brokers	(8,210)	(8,011)
Accounts receivable, net	5,630	2,373
Tax receivable	(1,560)	1,575
Other assets	3,508	(3,487)
Customer account liabilities	231,409	73,058
Accounts payable and accrued expenses	(4,788)	11,342
Due to brokers	(12,395)	(12,620)
Net cash provided by operating activities	53,412	49,262
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	28,656	(4,898)
Purchase of intangibles	(34)	(1,304)
Purchases of office, communication and computer equipment	(22,209)	(19,926)
Net cash provided by (used in) investing activities	6,413	(26,128)
Cash Flows From Financing Activities
Payments for IPO costs	—	(141)
Members’ distributions	(9,141)	(29,111)
Contributions from members	578	16,265
Dividends paid	(4,733)	(2,994)
Stock repurchase	(2,188)	(21,950)
Borrowings under the credit agreement	75,000	—
Payments on borrowings under the credit agreement	(45,000)	—
Net cash provided by (used in) financing activities	14,516	(37,931)
Effect of foreign currency exchange rate changes on cash and cash equivalents	964	(951)
Net increase (decrease) in cash and cash equivalents	75,305	(15,748)
Cash and Cash Equivalents
Beginning of Year	184,721	193,330
End of Period	$260,026	$177,582

See accompanying notes to the condensed consolidated financial statements.

	Nine months ended
	September 30, 2012	September 30, 2011
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash paid for taxes	$8,708	$2,653
Cash paid for interest	$617	$—
Supplemental disclosure of non-cash financing activities
Exchange of Holding Units for shares of Class A common stock	$73,063	$—
Settlement of receivable balance with related party	$(3,979)	$—
Value of equity interest paid in business acquisition	$89,406	$—
Notes issued for business acquisition	$87,162	$—
Non-Controlling interest – Lucid	$160,165	$—

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

Holdings

The Company operates through Holdings and its global subsidiaries, which are subject to local regulatory requirements. Holdings is a Delaware limited liability company and wholly owns Forex Capital Markets, L.L.C. (“US”), Forex Trading, LLC (“FXT”), FXCM Japan Securities Co., Limited (“FJSL”) (formerly, ODL Japan Co., Limited (“ODL JL”) and ODL Group Limited (“ODL”). FXT's wholly owned subsidiaries include FXCM Asia Limited (“HK”), Forex Capital Markets Limited (“UK”), and FXCM Australia, Ltd. (“Australia”). On October 1, 2010, the Company acquired ODL, a broker of foreign exchange (“FX”), contract for differences (“CFDs”), spread betting, equities and equity options, headquartered in the United Kingdom (the “U.K.”). ODL's wholly owned subsidiaries include FXCM Securities Limited (“FSL”) (formerly, ODL Securities Limited). Previously FJSL was wholly owned by ODL, however, on October 1, 2012, FJSL became a wholly owned subsidiary of Holdings. On March 31, 2011, the Company acquired FXCM Japan, Inc. (“FXCMJ”), a Japan-based FX provider. FXCMJ was sold to the Company by GCI Capital Co., Ltd., who had previously reached an agreement with the Company to use the FXCM Japan trademark prior to the acquisition. FXCMJ was a wholly owned subsidiary of ODL JL. FXCMJ's wholly owned subsidiary was GCI Technology USA, Inc. which was later dissolved. On July 10, 2011, FXCMJ merged into ODL JL (the “FXCMJ Merger”) and ODL JL concurrently changed its name to FXCM Japan Securities Co., Limited. On October 7, 2011 the Company acquired Foreland Forex Co. Limited (“Foreland”), a Japan-based foreign exchange provider. On December 15, 2011, Foreland merged into FJSL (the “Foreland Merger”). The FXCMJ Merger and the Foreland Merger were accounted for as transfers among entities under common control and recorded at their historical costs. On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid Markets Trading Limited (“LMT” or “Lucid”), a market maker in foreign exchange spot and future currencies headquartered in the U.K. (the “Acquisition”). LMT is owned by FXCM UK Merger Limited (“FML”) whose parent company is Holdings. LMT's wholly owned subsidiary is Lucid Markets UK LLP (“LML”).

The Company is an online provider of foreign exchange FX trading and related services to domestic and international retail and institutional customers and offers customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company's proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers, or FX market makers. The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Organization  – (continued)

effect of automatically hedging the Company's positions and eliminating market risk exposure. The systematic hedge gains and losses are included in retail trading revenue in the condensed consolidated statements of operations. Recently the Company launched an offering to its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company earns revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge, (ii) the entire retail bid/offer spread in trades where the Company’s customers’ trades have naturally offset each other, and (iii) net gains or losses, if any, where the Company has not hedged the customer trade.

The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services. In addition, the Company, through its 50.1% controlling interest in Lucid, is an electronic market-maker and trader in the institutional FX market. The Company is engaged in various ancillary FX related services which include use of its platform, technical expertise, trading facilities and software. The Company also is a broker of CFDs, spread betting, equities and equity options through its subsidiary ODL.

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

Following the IPO, each of the existing owners holds one share of Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to the aggregate number of Holdings Unit held by such holder, subject to customary adjustments for stock splits, stock dividends and reclassifications.

At the time of the offering, the Corporation purchased newly-issued Holdings Units from Holdings and outstanding Holdings Units from the existing owners of Holdings, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the existing owners continue to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holdings Units of Holdings was accounted for as a transaction between entities under common control in accordance with the guidance in FASB ASC Subtopic 805-50. Holdings recognized the amount of cash transferred at the date of the exchange and measured the cash received at its carrying amount. The date of the exchange was December 7, 2010 (i.e., the effective date of the IPO).

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

The Corporation entered into a tax receivable agreement with Holdings members that will provide for the payment by FXCM Inc. to Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of FXCM Inc. and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by FXCM Inc. will be computed by comparing the actual income tax liability of FXCM Inc. (calculated with certain assumptions) to the amount of such taxes that FXCM Inc. would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had FXCM Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless FXCM Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or FXCM Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if FXCM Inc. had exercised its right to terminate the agreement.

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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. Under ASC 810, Holdings meets the definition of a variable interest entity. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings and as a result of its obligation to absorb losses and its right to receive benefits of Holdings that could potentially be significant to Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the existing unit holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation's and the non-controlling unit holders’ economic interest in Holdings was 41.7% and 58.3%, respectively, as of September 30, 2012. The Corporation's and the non-controlling unit holders' economic interest in Holdings was 20.4% and 79.6%, respectfully, as of December 31, 2011. Net income attributable to the non-controlling

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

interest on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Non-controlling interest in the condensed consolidated statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit holders based on total units of Holdings owned by such unit holder. All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities in connection with FX, CFD and spread betting transactions. The balance arises primarily from cash deposited by customers and customer margin balances. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the condensed consolidated statements of financial condition (see Note 5). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $1.0 billion and $0.9 billion as of September 30, 2012 and December 31, 2011, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy are defined as follows:

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

As of September 30, 2012 and December 31, 2011, substantially all of the Company's financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Assets, including due from brokers and others that are classified as Level II financial assets, are carried at cost or contracted amounts, which approximates fair value. Also included in due from brokers are open future contracts used as a hedge of the Company's CFD business, which are carried at fair value. Similarly, liabilities, including customer account liabilities, due to brokers, payables to others, credit agreement and notes payable are carried at fair value or contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company did not have any Level III financial assets or liabilities as of September 30, 2012 and December 31, 2011. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. The Company did not have any transfers in or out of Level I and II during the nine months ended September 30, 2012 and the year ended December 31, 2011.

Derivatives

The Company enters into future contracts to economically hedge the open customer contracts of its CFD business and hedging trading in a variety of futures. Future contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFDs allow for the exchange of the difference in value of a particular asset such as stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. As of September 30, 2012, the Company's hedges include future contracts for metals commodities and stock indices and fall within Level I as they are actively traded and valued at their quoted market price. The Company's derivative contracts are accounted for at fair value in accordance with FASB ASC 815, Derivatives and Hedging and are included in due to/from brokers in the condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011. The fair value of the derivatives was not material as of September 30, 2012 and December 31, 2011. During the three months ended September 30, 2012 and 2011, losses for hedging positions included in retail trading revenue in the condensed consolidated statements of operations, was $5.1 million and $6.1 million, respectively. Revenue, net of loss for hedging positions, included in the condensed consolidated statement of operations, was $23.9 million and $27.5 million for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011 losses included in retail trading revenue in the condensed consolidated statements of operations was $33.2 million and $11.9 million, respectively. Revenue, net of loss for hedging positions, included in the condensed consolidated statement of operations, was $59.7 million and $44.1 million for the nine months ended September 30, 2012 and 2011, respectively. The net notional value of the derivative contracts was $89.4 million and $104.6 million as of September 30, 2012 and December 31, 2011, respectively.

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

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the nine months ended September 30, 2012 and the year ended December 31, 2011.

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

Goodwill

The Company recorded goodwill from the acquisitions of ODL, FXCMJ, Foreland and LMT. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. The Company is required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of its fiscal year using October 1 carrying values. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The Company considered the need to update its recent annual goodwill impairment test as of September 30, 2012 and did not identify any impairment indicators that triggered a revised impairment analysis. As such, the Company concluded that the assumption used during the most recent annual report remained appropriate. There was no impairment of goodwill for the nine months ended September 30, 2012 and for the year ended

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

December 31, 2011. Although there is no impairment as of September 30, 2012, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in the Company having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 8 below, for further discussion.

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

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. Core trading strategies platform and post trade processing are also finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the nine months ended September 30, 2012 and year ended December 31, 2011.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company's policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company's fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the nine months ended September 30, 2012 and year ended December 31, 2011.

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

Accounts Receivable, net

As of September 30, 2012 and December 31, 2011, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company's FX business, and fees receivable from the Company's white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. As of December 31, 2011, accounts receivable, net, also consists of amounts due from the sellers of ODL related to certain warranties and indemnities pursuant to the Company's ODL purchase agreement. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. As of September 30, 2012, the reserve netted against receivables in the condensed

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

consolidated statement of financial condition was not material. As of December 31, 2011, $1.2 million of reserve was netted against receivables in the consolidated statements of financial condition.

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

Notes Payable

In connection with the Acquisition, the Company issued a series of 3.5% unsecured promissory note aggregating $87.2 million due on December 21, 2012 (see Note 4).

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the condensed consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail and institutional trading revenues in the condensed consolidated statements of operations. The amount resulting from foreign currency transaction remeasurement was not material for both the three months ended September 30, 2012 and 2011. The amount resulting from foreign currency transaction remeasurement was a gain of $0.8 million and not material for the nine months ended September 30, 2012 and 2011, respectively

Translation gains or losses resulting from translating the Company's subsidiaries' financial statements from the functional currency to the reporting currency, net of tax, are included in other comprehensive income. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at an applicable average rate.

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

Retail Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company's positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company's realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, the Company earns income from trading in CFDs, rollovers, payments for order flow, and spread betting. The Company's policy is to use futures to hedge its CFD positions with other financial institutions based on internal guidelines. Income or loss on CFDs represents the difference between the Company's realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company's order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned.

Recently the Company launched an offering to some of its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company earns revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge, (ii) the entire retail bid/offer spread in trades where the Company’s customers’ trades have naturally offset each other, and (iii) net gains or losses, if any, where the Company has not hedged the customer trade.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by the FXCM Pro division. FXCM Pro allows these customers to obtain the best execution price from external banks and routes the trades to outside financial institutions for settlement. The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income for customers' use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through its subsidiary LMT. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned.

Other Income

In January 2007, the Company entered into an agreement to provide trade execution services to a related party, GCI Capital Co. Ltd. As consideration for the services, the Company received an upfront nonrefundable payment of $30.0 million in addition to ongoing monthly fees that are recognized when earned. The Company

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates  – (continued)

did not receive any ongoing monthly fees for the three and nine months ended September 30, 2012 and September 30, 2011. Ongoing monthly fees were historically based on a fixed monthly amount and were changed to a variable per trade fee in June 2009. Prior to the acquisition of FXCMJ, the upfront fee was deferred and recognized on a straight line basis over the estimated period of performance of 5 years. Upon the consummation of the acquisition, the agreement to provide trade execution services was terminated and the deferred revenue was recognized as income and is included in other income in the condensed consolidated statements of operations.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on the presentation of the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncement

Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. The Company is currently evaluating the timing of the adoption of this guidance.

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles — Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for the Company on January 1, 2013 with early adoption permitted. Since this guidance only changes the manner in which the Company assesses indefinite-lived intangible assets for impairment, it will not affect the Company’s financial position or results of operations. The Company is currently evaluating the timing of the adoption of this guidance.

Note 3. Non-Controlling Interest

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the existing unit holders (see Note 2). During the nine months period ended September 30, 2012, the Company repurchased a portion of its outstanding Class A

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interest  – (continued)

common stock (see Note 15), and exchanged Holding Units, held by certain members of Holdings, for shares of its Class A common stock, on a one-for-one basis, pursuant to an exchange agreement. Additionally, during the nine months ended September 30, 2012, the Company issued Class A common stock of the Corporation relating to the Acquisition and in connection with equity awards granted (see Note 14). Accordingly, the interest in Holdings changed for the Corporation and the non-controlling interest is presented in the following table:

			Economic Interest in Holdings
	Shares Outstanding		Non-Controlling	FXCM Inc.	Total
Balance as of December 31, 2011	14,899,391		79.6%	20.4%	100.0%
Class A common stock repurchased in pursuant to publicly announced program	(224,925)		0.2%	(0.2)%	—
Exchange of Holding Units for shares of Class A common stock	9,772,446		(13.5)%	13.5%	—
Class A common stock issued for acquisition	9,000,000	(a)	(7.4)%	7.4%	—
Class A common stock issued under equity-based compensation plan	782,015		(0.6)%	0.6%	—
Balance as of September 30, 2012	34,228,927		58.3%	41.7%	100.0%

(a)	Refer to note 4 for further details regarding the Acquisition

Note 4. Business Acquisition

On the Acquisition Date, the Company acquired a 50.1% controlling interest in LMT, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. to expand the Company's presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total purchase price of $177.5 million. The fair value of the 9.0 million shares was $89.4 million and was based on the Corporation's closing stock price as of the Acquisition Date, adjusted for marketability restrictions. The marketability restrictions were estimated using the Finnerty model. The Lucid sellers were entitled to 1.8 million shares at closing, with the remainder held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). Additionally, the sale purchase agreement includes certain claw back features relating to the Remaining Shares in the event that the Profit Targets are not achieved. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition  – (continued)

LMT’s Purchase Price Allocation

(Amounts in thousands)
Purchase price		$177,496
Non-controlling interest		160,165	(1)
Total fair value at Acquisition Date		337,661
Net assets acquired	16,237
Adjustments to reflect acquired assets and liabilities at fair value
Core trading strategies platform(2)	82,000
Post trade processing platform(3)	1,900
Non-compete agreements(4)	1,000
Deferred tax liability	(21,253)
Fair value of net assets acquired		79,884
Goodwill resulting from the LMT acquisition		$257,777

(1)	The Non-controlling interest was estimated using the Finnerty Model.
(2)	Consists of an internally developed software platform through which the Company executes its specific trading strategies. The core trading strategies platform has an amortization life of 4 years.
(3)	Consists of an internally developed software platform that ensures that the Company's trades clear and settle efficiently with an amortization life of 7 years
(4)	Consists of two non-compete agreements with amortization lives of 3 years.

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

Acquisition-related Costs

Acquisition related costs for the Acquisition were $0.5 million and are included in general and administrative expense in the condensed consolidated statements of operations.

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

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of LMT from the Acquisition Date to September 30, 2012:

For the period June 18, 2012 to September 30, 2012
Total revenue	$26,098
Net income	$13,517

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Business Acquisition  – (continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of Foreland and LMT had been completed on January 1, 2012 and 2011, with amounts in thousands:

	Three Months Ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenues	$114,948	$156,483	$351,078	$445,414
Net Income	$17,840	$35,064	$41,326	$83,540

These pro forma results for the three and nine months ended September 30, 2012 and 2011 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with Foreland and LMT prior to these acquisitions as well as the adjustments for the intangible assets acquired in the Acquisition and the related tax impact.

Note 5. Customer Account Liabilities

Customer account liabilities represent balances held by the Company and margin balances arising in connection with FX transactions, CFDs and spread betting, including unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.3 billion and $1.0 billion as of September 30, 2012 and December 31, 2011, respectively.

Note 6. Equity Method Investment

As of September 30, 2012 and December 31, 2011, the Company had $4.9 million and $4.6 million, respectively, of equity interest in equity method investments, which consisted primarily of a 26.3% equity interest in a developer of FX trading software and 33.0% equity interest in a referring broker. Equity method investments are included in other assets in the condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011. Equity method investments are included in corporate for purposes of segment reporting (see Note 21).

Income recognized from equity method investments was not material for the three and nine months ended September 30, 2012 and 2011 and is included in other income in the condensed consolidated statements of operations.

There were no dividend distributions received from the FX trading software developer and the referring broker during the three months ended September 30, 2012 and 2011.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, including leasehold improvements, licenses, capitalized software development costs and capital leases, consisted of the following as of September 30, 2012 and December 31, 2011, with amounts in thousands:

	September 30, 2012	December 31, 2011
Computer equipment	$33,936	$27,167
Software	27,679	18,119
Leasehold improvements	8,726	7,724
Furniture and fixtures and other equipment	3,195	2,476
Licenses	19,994	17,082
Communication equipment	1,503	1,151
	95,033	73,719
Less: Accumulated depreciation	(45,240)	(34,033)
Office, communication and computer equipment, net	$49,793	$39,686

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense included in the condensed consolidated statements of operations was $4.5 million and $12.9 million for the three and nine months ended September 30, 2012. Depreciation expense included in the condensed consolidated statements of operations was $3.7 million and $9.2 million for the three and nine months ended September 30, 2011. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $1.7 million and $4.5 million for the three and nine months ended September 30, 2012. The amortization expense of capitalized software development cost was not material for the three and nine months ended September 30, 2011. Unamortized capitalized software development costs were $18.6 million and $13.5 million as of September 30, 2012 and December 31, 2011, respectively. The assets disposed of during the nine months ended September 30, 2012 and the year ended December 31, 2011 were not material.

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2012, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2011	$37,812	$10,793	$48,605
Goodwill acquired	—	257,777	257,777
Foreign currency translation adjustment	920	412	1,332
Balance at September 30, 2012	$38,732	$268,982	$307,714

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of September 30, 2012 and December 31, 2011, with amounts in thousands:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$32,169	$(8,487)	$23,682	$32,144	$(4,628)	$27,516
Non-compete agreements	8,214	(5,228)	2,986	7,214	(3,289)	3,925
Core trading strategies	82,000	(5,808)	76,192	—	—	—
Post trading process	1,900	(78)	1,822	—	—	—
Trade name	338	(338)	—	338	(338)	—
Foreign currency translation adjustment	685	(370)	315	(230)	230	—
Total finite-lived intangible assets	$125,306	$(20,309)	$104,997	$39,466	$(8,025)	$31,441
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total indefinite-lived intangible assets	$610	$—	$610	$610	$—	$610

Customer relationships, non-compete agreements, trade name, core trading strategies platform and post trading processing platform are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years, 1 year, 4 years and 7 years, respectively, which approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense included in the condensed consolidated statements of operations was $7.2 million and $11.9 million for the three and nine months ended September 30, 2012, respectively. Amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2011. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2012 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
Remainder of 2012	$7,153
2013	27,929
2014	26,229
2015	26,051
2016	14,218
Thereafter	3,417
$104,997

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Other Assets

Other assets were comprised of the following as of September 30, 2012 and December 31, 2011, with amounts in thousands:

	September 30, 2012	December 31, 2011
Prepaid expenses	$8,554	$10,305
Equity method investments	5,064	4,639
Deposits	1,720	3,728
Employee advances	392	532
Other	16	14
	$15,746	$19,218

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of September 30, 2012 and December 31, 2011, with amounts in thousands:

	September 30, 2012	December 31, 2011
Operating expenses payable	$31,379	$19,273
Due to Lucid members	11,193	—
Commissions payable	8,407	8,576
Income taxes payable	8,054	8,123
Due to members	7,082	3,707
Bonus payable	5,957	12,412
Deferred rent	3,927	2,290
Acquisitions cash consideration	877	2,342
Interest due on borrowing	888	—
	$77,764	$56,723

Note 12. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC Topic 260 — Earnings per Share (“ASC 260”), to determine the dilutive potential of stock options and Class B common stock that are exchangeable into the Company’s Class A common stock.

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

In January 2012, The Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent directors. During the three months ended September 30, 2012, the Company granted 725,000 stock options to purchase shares of its Class A common stock to its employees. For the nine months ended September 30, 2012 and 2011, stock options granted to certain employees, non-employees and members of the board of directors in the aggregate of 9,229,378 and 8,127,890, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Earnings per Share  – (continued)

The Company also issued 9.0 million shares of the Corporation's Class A common stock in connection with the Acquisition. For the nine months ended September 30, 2012, 7.2 million of these shares were subject to the achievement of certain Target Profits and, therefore, considered contingently issuable shares under ASC 260. In accordance with ASC 260, contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent). Since the Target Profits were not achieved for the nine months period ended September 30, 2012, the shares were not included in the computation of basic nor diluted EPS.

Additionally, as discussed in Note 1, Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the exchange agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were anti-dilutive under the treasury method. During the three and nine months ended September 30, 2012, certain members of Holdings exchanged 0.7 million and 9.8 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement (see Note 13).

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$4,513	$3,398	$5,960	$9,509
Earnings allocated to participating securities	—	—	—	—
Earnings available for common stockholders	$4,513	$3,398	$5,960	$9,509
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	26,913	16,468	22,416	16,997
Add dilutive effect of the following:
IPO stock options	—	—	—	—
Assumed conversion of Holding Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	26,913	16,468	22,416	16,997
Basic income per share of Class A common stock	$0.17	$0.21	$0.27	$0.56
Diluted income per share of Class A common stock	$0.17	$0.21	$0.27	$0.56

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions

The Company has advanced funds to several employees. As of September 30, 2012 and December 31, 2011, the outstanding balance was $0.4 million and $0.5 million, respectively, and is included in other assets in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than a 5% ownership in the Company. Employees account liabilities included in customer account liabilities in the condensed consolidated statements of financial condition, totaled $0.3 million as of both September 30, 2012 and December 31, 2011. Account liabilities of shareholders with a greater than 5% ownership in the Company was $0.6 million and $2.5 million as of September 30, 2012 and December 31, 2011, respectively, and are included in customer account liabilities in the condensed consolidated statements of financial condition.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as our local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and nine months ended September 30, 2012, these fees and commissions were approximately $0.6 million and $2.0 million, respectively, and are included in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, these fees and commissions were approximately $0.8 million and $2.7 million, respectively, and are included in the condensed consolidated statement of operations. The Company expects to enter into a definitive agreement in the near future.

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

During August 2012, the Company entered into a Master Guarantee Agreement with Method Credit Fund, a Cayman Island exempt company (“Method”). Pursuant to such arrangement, Method will guarantee defaults by certain counterparties for whom the Company does not want to absorb the credit risk of such accounts. The counterparties will pay a fee to the Company for the ability to trade their accounts on credit, the full amount of which will be remitted to Method. The Company will monitor the risk profile of these counterparties, as well as maintain audit rights with respect to the books and records of Method. Certain directors and a shareholder, with greater than a 5% ownership of the Company, invested an aggregate of $9.0 million in Method. Additionally, the Company maintains a call option to buy the equity stakes of the foregoing directors and shareholders for book value at any time. The right to exercise such option rests exclusively with the independent and disinterested directors of the Company. As of September 30, 2012, cash and cash equivalents, held for customer and customer account liabilities in the condensed consolidated statements of financial condition include a balance for Method of $9.0 million relating to cash held as collateral for such guarantee.

Accounts payable and accrued expenses include a balance of $11.2 million of advances from certain members of fund.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Related Party Transactions  – (continued)

Exchange Agreement

Prior to the completion of the IPO, the LLC Agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the owners of Holdings prior to the IPO) into a single new class of units (“Holding Units”), Holdings existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the nine months ended September 30, 2012, certain members of Holdings exchanged 9.8 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the exchange agreement.

Payments under Tax Receivable Agreement

As discussed in Note 1, the Corporation entered into a tax receivable agreement with the Holdings members that will provide for the payment by FXCM Inc. to the Holdings members an amount equal to 85% of the amount of the benefits, if any, that FXCM Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) increases in tax basis associated with the election effected under Section 754 of the Code, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The aggregate payments due under the tax receivable agreement were $96.6 million and $70.9 million as of September 30, 2012 and December 31, 2011, respectively.

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

In January 2012, the Company granted 109,488 stock options to purchase shares of its Class A common stock to its independent board of directors. During the three months ended September 30, 2012, the Company granted 725,000 stock options to purchase its Class A common stock to its employees.

The following table summarizes the Company's stock option activity as of September 30, 2012:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2012	8,598,140	$13.74	—
Granted	834,488	9.72	—
Exercised	—	—	—
Forfeited or expired	(203,250)	14.00	—
Outstanding as of September 30, 2012	9,229,378	$13.37	2.4
Vested or expected to vest at September 30, 2012	8,708,070	$13.37	2.3
Exercisable as of September 30, 2012	2,222,390	$13.75	2.2

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

The weighted-average grant date fair value of options granted during nine months ended September 30, 2012 was $3.60. The weighted-average grant date fair value of options granted during nine months ended September 30, 2011 was nil since the Company did not grant any options during that period.

As of September 30, 2012, the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.4 years and the unrecognized expense is $25.5 million. The Company had 172,500 and nil vested stock options under LTIP during both the three and nine months ended September 30, 2012 and 2011, respectively. The fair value of the options vested was $0.7 million and nil during both the three and nine months ended September 30, 2012 and 2011, respectively.

Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $2.5 million and $7.2 million for the three and nine months ended September 30, 2012, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $2.1 million and $6.5 million for the three and nine months ended September 30, 2011, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was not material and $0.3 million for both the three and nine months ended September 30, 2012 and 2011 for the Independent Directors Options. The total compensation cost capitalized and included in office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $1.0 million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for both the three and nine months ended September 30, 2012 and 2011.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options
	Three Months Ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Expected term in years	—	—	4.00	—
Risk-free interest rate	—	—	0.60%	—
Expected volatility	—	—	63.0%	—
Dividend yield	—	—	2.40%	—
Estimated fair value at grant date	—	—	$4.11	—

	Employee Stock Options
	Three Months Ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Weighted-average expected term in years	4.00	—	4.00	—
Weighted-average risk-free interest rate	0.71%	—	0.71%	—
Weighted-average expected volatility	52.0%	—	52.0%	—
Weighted-average dividend yield	2.48%	—	2.48%	—
Weighted-average estimated fair value at grant date	$3.47	—	$3.47	—

Expected term for the Independent Directors Options and the Employee Stock options is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Company's Class A common stock has been publically traded for less than two years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

The risk free interest rates for the Independent Directors Options and the Employee Stock options are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Stock Options.

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company's Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Company's Class A common stock. During the nine months ended September 30, 2012, the Company granted 945,847 of its Class A common stock as Other Equity Awards. The Other Equity Awards have no contractual term and were fully vested at the date of the grant. The fair market value of the Other Equity Awards at grant date was $11.76. Compensation expense before income

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation  – (continued)

taxes for the Other Equity Awards, included in compensation and benefits in the condensed consolidated statements of operations, was nil and $11.1 million for the three and nine months ended September 30, 2012, respectively. The Company did not record compensation expense for the three and nine months ended September 30, 2011 since Other Equity Awards were not granted during those periods.

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

Class A Common Stock Repurchase Program

On May 17, 2011 the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock (the “Stock Repurchase Program”). On October 17, 2011, the board of Directors approved a $20.0 million increase in the Stock Repurchase Program for an aggregate of $50.0 million. Refer to Note 22 for further details. Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase.The Stock Repurchase Program will expire only when and if the Company has repurchased $50.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the nine months ended September 30, 2012, the Company repurchased and retired 224,925 shares of its Class A common stock, at an average price of $9.78 per share, for approximately $2.2 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the nine months ended September 30, 2012, with amounts in thousands:

Class A Common Stock	As of September 30, 2012
Balance at December 31, 2011	$14,899
Issued	9,782
Repurchased	(224)
Exchange of Holdings units into Class A common stock	9,772
Balance at September 30, 2012	$34,229

As of September 30, 2012, there were no changes to the capital structure of Class B common stock issued and held from December 31, 2011. Therefore, as of September 30, 2012, there were 100 shares of Class B common stock issued and held by the members of Holdings.

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

Note 16. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the three and nine months ended September 30, 2012 and 2011.

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

ODL and FJSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FJSL is a registered broker dealer. ODL and FJSL are subject to minimum capital requirements. ODL JL, a registered broker dealer organized in Japan, was regulated by the Financial Services Agency of Japan (“JFSA”) and was subject to minimum capital requirements. As ODL JL was merged into FJSL in July 2011, the Company did not have any capital requirements for this entity as of September 30, 2012. FJSL, a registered broker dealer organized in Japan, is regulated by the JFSA and is subject to minimum capital requirements.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Net Capital Requirements  – (continued)

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Australia, ODL, FJSL and FXCMJ as of September 30, 2012 and December 31, 2011, with amounts in millions:

	September 30, 2012
	US	HK	UK	Australia	ODL	FJSL	FXCMJ
Capital	$53.7	$21.1	$74.5	$3.0	$53.6	$30.5	$35.2
Minimum capital requirement	32.3	7.5	21.9	1.3	11.2	4.4	6.8
Excess capital	$21.4	$13.6	$52.6	$1.7	$42.4	$26.1	$28.4

	December 31, 2011
	US	HK	UK	Australia	ODL	FJSL	FXCMJ
Capital	$27.1	$17.4	$40.3	$4.3	$38.2	$24.4	$33.6
Minimum capital requirement	26.7	5.5	12.7	1.3	10.2	5.2	9.5
Excess capital	$0.4	$11.9	$27.6	$3.0	$28.0	$19.2	$24.1

Note 18. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 15 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of September 30, 2012, with amounts in thousands:

As of September 30, 2012
Remainder of 2012	$2,061
2013	8,072
2014	4,930
2015	3,123
2016	2,467
Thereafter	27,012
$47,665

The aggregate rental expense for operating leases charged to operations, included in general and administrative expense in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2012, was $2.0 million and $6.2 million, respectively. The aggregate rental expense for operating leases charged to operations included in general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 was $2.6 million and $6.2 million, respectively. These amounts are net of sublease income that was not material for both periods.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the three and nine months ended September 30, 2012 and 2011. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2011 to 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

Litigation

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, nor have there been any new legal proceedings in the quarter ended September 30, 2012.

In September 2012, the FSA initiated investigations relating to UK’s and FSL’s past trade execution practices. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

Additionally, in the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

For the matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $5.0 million as of September 30, 2012.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Guarantees

At the inception of guarantees, if any, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company did not have any such guarantees in place as of September 30, 2012 and December 31, 2011.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. Refer to Note 22 for further details. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of September 30, 2012, the remaining availability under the Credit Agreement was $45.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Commitments and Contingencies  – (continued)

in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively. The Company did not record interest expense nor commitment fee for the three and nine months ended September 30, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 20% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of September 30, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

During the nine months ended September 30, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.9 million and the weighted average interest rate was 2.0%. The weighted dollar amount related to the Credit Agreement and the weighted interest rate do not apply to the nine months ended September 30, 2011 since the Credit Agreement did not exist during that period.

If total borrowings outstanding exceeds the aggregate revolving commitments then in effect, the Company is required to immediately repay the revolving loans in an aggregate amount equal to such excess. As of September 30, 2012, the Company was not subject to such repayment requirements.

Notes Payable

In connection with the Acquisition, the Company issued $87.2 million, 3.5% unsecured promissory note due on December 21, 2012 (see Note 4).

Note 19. Income Taxes

FXCM's effective rate was 16.8% and 14.4% for the three and nine months ended September 30, 2012, respectively. FXCM's effective rate was 34.4% and 22.2% for the three and nine months ended September 30, 2011, respectively. FXCM's income tax provision was $3.6 million and $4.9 million for the three and nine months ended September 30, 2012, respectively. FXCM's income tax provision was $8.1 million and $10.8 million for the three and nine months ended September 30, 2011, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to a shift in jurisdictional income to entities taxed locally as corporations in the foreign jurisdictions. Additionally, a reduction in the statutory rate of the United Kingdom resulted in lower effective tax rate for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Income Taxes  – (continued)

During the three and nine months ended September 30, 2012, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2008. The Company currently has open audits for its French and Hong Kong offices covering the calendar years 2008 through 2011 and 2007 through 2010, respectively. While the impact of the audits on the Company’s financial statements is undetermined, it is not expected to be substantial.

Note 20. Foreign Currencies and Concentrations of Credit Risk

As a riskless principal under the agency model, the Company accepts and clears FX spot contracts for the accounts of its customers (see Note 2). These activities may expose the Company to off- balance-sheet risk in the event that the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the condensed consolidated statements of financial condition was $9.8 million as of September 30, 2012 and $1.3 million as of December 31, 2011. Three banks each held more than 10% of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of September 30, 2012 and December 31, 2011, respectively.

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

Retail Trading

Retail Trading facilitates spot FX trades on behalf of retail customers. The Company offers an agency execution or agency model whereby the Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and FX market makers. Recently, the Company launched an offering to its smaller retail clients to trade with a dealing desk, or principal model. In addition, the Retail Trading business segment includes the Company’s white label relationships, CFDs, payments for order flow and rollovers.

Institutional Trading

Institutional Trading facilitates spot FX trades on behalf of institutional customers through the services provided by the FXCM Pro Division of US. This service allows customers to obtain the best execution price from external banks and financial institutions. The Institutional Trading business segment also includes electronic trading and market making in FX spot and future currencies.

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended September 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$89,080	$25,868	$—	$114,948
Total expenses	49,382	17,843	26,285	93,510
Income (loss) before income taxes	$39,698	$8,025	$(26,285)	$21,438

	Three Months Ended September 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$101,255	$7,720	$—	$108,975
Total expenses	58,828	5,149	21,322	85,299
Income (loss) before income taxes	$42,427	$2,571	$(21,322)	$23,676

	Nine months ended September 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$266,313	$42,908	$—	$309,221
Total expenses	165,713	28,790	80,931	275,434
Income (loss) before income taxes	$100,600	$14,118	$(80,931)	$33,787

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Segments  – (continued)

	Nine months ended September 30, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$285,073	$21,820	$—	$306,893
Total expenses	163,725	15,306	79,375	258,406
Income (loss) before income taxes	$121,348	$6,514	$(79,375)	$48,487

Assets	As of September 30, 2012	As of December 31, 2011
Retail	$1,964,642	$1,361,577
Institutional	63,512	9,534
Corporate	141,484	116,022
Total assets	$2,169,638	$1,487,133

Note 22. Subsequent Events

We have evaluated our subsequent events through the issuance date of this Quarterly Report on Form 10-Q.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on December 31, 2012 to Class A stockholders of record at the close of business on December 19, 2012.

On November 7, 2012, the Company’s Board of Directors authorized and approved a $30.0 million increase in the size of the Company’s share repurchase plan, bringing the total authorization to $80.0 million and leaving approximately $51.5 million remaining under the plan for future repurchases.

On November 8, 2012, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provides the Company with the ability to increase its credit line during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Fourth Amendment modified certain terms of the Credit Agreement to, among other things, provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, the Company announced that it had received additional commitments from a group of banks and has increased the credit facility to $155.0 million.

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

OVERVIEW

Business

The Company is an online provider of foreign exchange (“FX”) trading and related services to approximately 171,274 active retail and institutional customers globally. We offer our customers access to over-the-counter FX markets, through our proprietary technology platform. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. Our platform presents our FX customers with the best price quotations on up to 58 currency pairs from a number of global banks, financial institutions and FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX. Our primary offering to retail customers is what is referred to as agency execution or an agency model. When our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn fees by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions, not trading profits or losses. Recently we have launched an offering to our smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, we will earn revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades we have chosen to hedge, (ii) the entire retail bid/offer spread in trades where our customers’ trades have naturally offset each other, and (iii) net gains or losses, if any, where we have not hedged the customer trade. The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division. This service allows customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services without incurring market risk. In rare circumstances when initial collateral does not cover risk exposure, we provide short term credit directly to institutional customers. In addition, the Company through its 50.1% interest in Lucid is an electronic market-maker and trader in the institutional foreign exchange market.

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

We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investment Commission in Australia, and the Kanto Local Finance Bureau and the FSA in Japan, among others. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts, such as low versus high volume accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) the amount of additional retail revenues earned, including revenues from CFD trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. In addition, 28% and 38% of our retail trading revenues for the three months ended September 30, 2012 and 2011, respectively, were derived from such additional retail revenues earned. For both the nine months ended September 30, 2012 and 2011, 27% of retail trading revenues were derived from such additional retail revenues earned, respectively.

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading segment, FXCM Pro, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through our subsidiary LMT. The income we earn on market making and electronic trading in FX spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

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

Compensation and Benefits — Compensation and benefits expense includes employee and member salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation expense also includes probability based compensation amounts paid to members of LMT in connection with the Acquisition. Changes in this expense are driven by net income earned by LMT. Additionally, pursuant to the terms of the Acquisition any FXCM common shares issuable to a Lucid seller on an anniversary from closing will be restricted for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by LMT or any entity controlled by the Corporation for reasons other than death or incapacity (“Lucid Liquidity Restriction”) on such anniversary. In accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), the fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the Acquisition (the “Term”). This expense is not expected to fluctuate over the Term.

At the time of our initial public offering (“IPO”) and in 2011 and 2012 we granted awards of stock options to purchase shares of our Class A common stock pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) to certain of our employees and independent directors. The stock options have a weighted-average exercise price of $13.74 per share and, subject to the option holder's continued employment, vest in equal annual installments over a four year period. Stock options granted to independent directors vest over a one year period. As a result, we estimate the fair value of the issued awards at grant date, which is being recognized over the four and one year vesting periods and recorded into the expense category in accordance with the manner in which the option holders' other compensation is recorded. We recorded stock compensation expense of $2.5 million and $7.2 million for the three and nine months ended September 30, 2012, respectively, which is included in compensation and benefits in our condensed consolidated statements of operations. We recorded stock compensation expense of $2.1 million and $6.5 million for the three and nine months ended September 30, 2011, respectively, which is included in compensation and benefits in our condensed consolidated statements of operations. The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by our Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Company’s Class A common stock. During the nine months ended September 30, 2012, the Company granted 945,847 of its Class A common stock as Other Equity Awards. The Other Equity Awards granted have no contractual term and were fully vested at the date of the grant. Stock compensation expense for the Other Equity Awards, included in compensation and benefits in the condensed consolidated statements of operations, was nil and $11.1 million for the three and nine months ended September 30, 2012, respectively.

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

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance and other expenses associated with being a public company as well as with compliance with the Sarbanes-Oxley Act and related rules and regulations.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized. Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisitions of ODL, FXCM Japan Inc. (“FXCMJ”), Foreland and Lucid.

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

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling equity interest in FXCM Holdings, LLC. As the sole managing member of FXCM Holdings, LLC, FXCM Inc. operates and controls all of the business and affairs of FXCM Holdings, LLC and, through FXCM Holdings, LLC and its subsidiaries, conduct our business. FXCM Inc. consolidates the financial results of FXCM Holdings, LLC and its subsidiaries, and the ownership interest of the other members of FXCM Holdings, LLC is reflected as a non-controlling interest in the condensed consolidated financial statements of FXCM Inc. The Company also consolidates the financial results of Lucid in which it has a 50.1% controlling interest.

Segment Information

The Financial Accounting Standards Board (“FASB”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's operations relate to foreign exchange trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 21 to our condensed consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, the Company's Board of Directors approved the repurchase of $30.0 million and $20.0 million of its Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, the board of directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As at September 30, 2012, the Company had repurchased 2.6 million shares for $28.5 million under these authorizations.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Pursuant to the Fourth Amendment to Credit Agreement, entered into on November 8, 2012, under certain circumstances, the credit line may be increased during the term of the Credit Agreement up to a maximum of $175.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. See “Liquidity and Capital Resources” for more information.

On November 8, 2012, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provides the Company with the ability to increase its credit line during the term of the Credit Agreement up to a maximum of $175.0 million.

RESULTS OF OPERATIONS

Acquisition of Lucid Markets Limited

On June 18, 2012, the Company acquired a 50.1% interest in Lucid Markets Trading Limited (“LMT” or “Lucid”), an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. (the “Acquisition”) to expand the Company's presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of FXCM Inc. Class A common stock to the Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory notes for all liquid assets for a total purchase price of $177.5 million. The fair value of the 9.0 million shares was $89.4 million and was based on the Corporation's closing stock price as of the Acquisition Date, adjusted for marketability restrictions. The marketability restrictions were estimated using the Finnerty model. The Lucid sellers were entitled to 1.8 million shares at closing, with the remainder held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). Additionally, the sale purchase agreement includes certain claw back features relating to the Remaining Shares in the event that the Profit Targets are not achieved. The Acquisition was accounted for in accordance with FASB ASC 805, Business Combinations. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820, Fair Value Measurements and Disclosures.

The Acquisition resulted in an increase in goodwill and intangible assets in our condensed consolidated statement of financial condition. Intangible assets acquired include core trading strategies, post trading processes and non-compete agreements. The Acquisition will result in an increase in amortization of intangible assets in our condensed consolidated statement of operations as these intangible assets are amortized over its estimated useful lives.

The following table sets forth FXCM’s condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Revenues
Retail trading revenue	$85,237	$97,017
Institutional trading revenue	25,868	7,720
Trading Revenue	111,105	104,737
Interest income	990	963
Brokerage interest expense	(66)	(93)
Net interest revenue	924	870
Other income	2,919	3,368
Total net revenues	114,948	108,975
Operating expenses
Referring broker fees	18,708	25,720
Compensation and benefits	24,156	22,955
Advertising and marketing	7,509	9,870
Communication and technology	9,600	8,190
Trading costs, prime brokerage and clearing fees	6,981	2,095
General and administrative	13,681	11,102
Depreciation and amortization	11,717	5,367
Total operating expenses	92,352	85,299
Total operating income	22,596	23,676
Other expense
Interest on borrowings	1,158	—
Income before income taxes	21,438	23,676
Income tax provision	3,598	8,136
Net income	17,840	15,540

Highlights

•	Total net revenues increased 5.5% to $115.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as retail trading revenues decreased 12.1% or $11.8 million for the three months ended September 30, 2012 versus September 30, 2011, due primarily to lower volatility and trading volume from the Company’s retail customers, offset by a 235.1% or $18.1 million increase in the institutional trading revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to the inclusion of Lucid’s revenues of $22.2 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Lucid was acquired on June 18, 2012.
•	Net income increased 14.8% or $2.3 million to $17.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as lower income before income taxes of $2.2 million due primarily to higher depreciation and amortization and interest on borrowings, partially offset by lower referring broker fees, was more than offset by a lower income tax provision of $4.5 million. The lower income tax provision is due primarily to a lower tax rate in the Company’s UK businesses and lower pre-tax income.

The following table sets forth FXCM’s condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Revenues
Retail trading revenue	$255,833	$268,234
Institutional trading revenue	42,908	21,820
Trading Revenue	298,741	290,054
Interest income	2,910	2,837
Brokerage interest expense	(235)	(226)
Net interest revenue	2,675	2,611
Other income	7,805	14,228
Total net revenues	309,221	306,893
Operating expenses
Referring broker fees	58.865	72,253
Compensation and benefits	81,175	68,662
Advertising and marketing	23,266	24,375
Communication and technology	26,591	23,559
Trading costs, prime brokerage and clearing fees	10,187	6,484
General and administrative	48,891	48,872
Depreciation and amortization	24,761	14,201
Total operating expenses	273,736	258,406
Total operating income	35,485	48,487
Other expense
Interest on borrowings	1,698	—
Income before income taxes	33,787	48,487
Income tax provision	4,856	10,756
Net income	28,931	37,731

Highlights

•	Total net revenues increased $2.3 million or 0.8% or to $309.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as retail trading revenues declined $12.4 million or 4.6%, due to lower volume and markup per million traded, and lower other income of $6.4 million or 45.1% due primarily to $6.0 million in income recorded in the first quarter of 2011 upon the termination of an agreement to provide trade execution services to FXCMJ, offset by $26.1 million of Lucid’s revenue in the nine months ended September 30, 2012 compared to nil for the same period ended September 30, 2011. Lucid was acquired on June 18, 2012.
•	Net income decreased $8.8 million or 23.3% to $28.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Higher net revenues of $2.3 million or 0.8% and lower tax expense of $5.9 million or 54.8% were more than offset by $15.3 million or 5.9% higher operating expenses.

Revenues

	Three Months Ended September 30,
	2012	2011
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$85,237	$97,017
Institutional trading revenue.	25,868	7,720
Trading revenue	111,105	104,737
Interest income	990	963
Brokerage interest expense	(66)	(93)
Net interest revenue	924	870
Other income	2,919	3,368
Total net revenues	$114,948	$108,975
Customer equity (dollars in millions)	$1,278	$828
Active accounts	171,274	156,053
Total retail trading volume(1) (billions)	$861	$1,042
Retail trading revenue per million traded(1)	$99	$93

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $11.8 million or 12.1% to $85.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the decline in retail trading volume of 17.4% partially offset by an increase in markup of 6.5% to $99 per million traded in the quarter ended September 30, 2012 versus September 30, 2011. The lower retail trading volume was due primarily to conditions of lower volatility in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 while the higher markup was due primarily to a favorable mix in customer volume in terms of the currency pairs that customers were trading and a higher amount of volume coming from low discount or full markups.

Institutional trading revenue increased by $18.1 million or 235.1% to $25.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to the inclusion of $22.2 million of Lucid’s revenue in the three months ended September 30, 2012 compared to nil for the same period ended September 30, 2011. Lucid was acquired on June 18, 2012. This was partially offset by a decline of $4.1 million or 52.8% in the revenues of the Company’s other institutional business which experienced a 6.7% lower markup on 49.4% lower institutional volumes for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, reflecting in part the weak institutional market conditions in the three months ended September 30, 2012.

Net interest revenue increased slightly for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to higher interest income from larger cash balances and lower interest paid to the Company’s brokerage customers.

Other income decreased by $0.5 million or 13.3% to $2.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to lower brokerage commission in the Company equity and equity options business resulting from the lower volatility and trading activity of the third quarter of 2012.

	Nine Months Ended September 30,
	2012	2011
	(In thousands, except as noted)
Revenues:
Retail trading revenue	$255,833	$268,234
Institutional trading revenue.	42,908	21,820
Trading revenue	298,741	290,054
Interest income	2,910	2,837
Brokerage interest expense	(235)	(226)
Net interest revenue	2,675	2,611
Other income	7,805	14,228
Total net revenues	$309,221	$306,893
Customer equity (dollars in millions)	$1,278	$828
Active accounts	171,274	156,053
Total retail trading volume(1) (billions)	$2,715	$2,802
Retail trading revenue per million traded(1)	$94	$96

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $12.4 million or 4.6% to $255.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the decrease in retail trading volume of 3.1% resulting from lower volatility in the currency markets and the effect of that on customer volumes, partially offset by a 2.1% decrease in markup to $94 per million traded, due primarily to a higher proportion of volume coming from higher volume retail clients who trade on lower average markups.

Institutional trading revenue increased by $21.1 million or 96.6% to $42.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the inclusion of $26.1 million of Lucid’s revenue in the nine months ended September 30, 2012 compared to nil in the nine months ended September 30, 2011. Lucid was acquired on June 18, 2012. This was partially offset by a decline of $5.0 million or 22.9% in the revenues of the Company’s other institutional business which experienced a 40.2% lower markup and 28.9% higher institutional volumes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The Company is migrating its institutional clients from a third party to an in-house platform and expects to earn a lower markup on higher volume. It is hoped that when the migration is completed the volume increases from having a more competitively priced institutional offering will more than make up for the lower markup on the Company’s institutional volume.

Net interest revenue increased by an insignificant amount to $2.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to higher cash balances as of September 30, 2012 versus September 30, 2011, partially offset by slightly higher brokerage interest paid to certain customers.

Other income decreased by $6.4 million or 45.1% to $7.8 million due primarily to the recognition of $6.0 million in deferred revenue recorded in the first quarter of 2011 upon the termination of an agreement to provide trade execution services to FXCMJ.

Operating Expenses

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Operating expenses:
Referring broker fees	$18,708	$25,720
Compensation and benefits	24,156	22,955
Advertising and marketing	7,509	9,870
Communications and technology	9,600	8,190
Trading costs, prime brokerage and clearing fees	6,981	2,095
General and administrative	13,681	11,102
Depreciation and amortization	11,717	5,367
Total operating expenses	$92,352	$85,299

Referring broker fees decreased $7.0 million or 27.3% to $18.7 million for the three months ended September 30, 2012 compared to the three months ended September, 2011. The decrease in referring broker fees is correlated to the decrease in indirect volume of 28.8% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to the decline in indirect trading volume of 28.8% during the nine months ended September 30, 2012 versus the same period ended 2011.

Compensation and benefits expense increased $1.2 million or 5.2% to $24.2 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase in compensation and benefits is primarily due to compensation costs associated with the recognition of deferred compensation in connection with the Lucid Acquisition of $0.8 million and $0.6 million of severance related costs in the three months ended September 30, 2012 compared to the same period of 2011. Compensation and benefits expense also increased as a result of the inclusion of Foreland, which was acquired on October 7, 2011, offset by lower bonus expense in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Advertising and marketing expense decreased $2.4 million or 23.9% to $7.5 million for the three months ended September 30, 2012 compared to September 30, 2011. The decrease is partly due to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011. Advertising and marketing costs have also decreased in line with the 2012 Company’s cost reduction strategies.

Communications and technology expense increased $1.4 million or 17.2% to $9.6 million for the three months ended September 30, 2012, compared to the same period in 2011. $0.3 million of the increase was due to the inclusion of Lucid’s communication and technology costs for the three months ended September 30, 2012 compared to nil for the same period of 2011 following its acquisition on June 18, 2012. Communication and technology cost also increased as a result of a change in the fee structure by one of the Company’s vendor.

Trading costs increased $4.9 million or 233.1% to $7.0 million for the three months ended September 30, 2012, compared to the same period in 2011. The inclusion of Lucid, acquired on June 18, 2012, in the results for the three months ended September 30, 2012 accounted for $5.7 million of this increase, offset by renegotiated lower prime broker fees, lower trading volume and the migration of transactions to lower cost providers.

General and administrative expense increased $2.6 million or 23.2% to $13.7 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase is primarily due to the inclusion of Lucid in the results of the three months ended September 30, 2012 versus nil of the same period of 2011 following its acquisition on June 18, 2012. Lucid’s general and administrative expense accounted for $0.4 million of this increase. $0.3 million of this increase was related to the final settlement with the FSA of Japan regarding trade execution activities. $0.2 million of the increase was due to acquisition related costs. The remainder is due to organic growth of the Company.

Depreciation and amortization expense rose $6.4 million or 118.3% to $11.7 million during the three months ended September 30, 2012 compared to the same period in 2011. Of this amount, $5.4 million represented increased expense due to the amortization of intangibles acquired in the Lucid acquisition on June 18, 2012. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software and depreciation and amortization expense related to the Company’s relocation to its new Corporate headquarters in New York.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating expenses:
Referring broker fees	$58.865	$72,253
Compensation and benefits	81,175	68,662
Advertising and marketing	23,266	24,375
Communications and technology	26,591	23,559
Trading costs, prime brokerage and clearing fees	10,187	6,484
General and administrative	48,891	48,872
Depreciation and amortization	24,761	14,201
Total operating expenses	$273,736	$258,406

Referring broker fees decreased $13.4 million or 18.5% to $58.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in referring broker fees is correlated to the decrease in indirect volume of 20.4% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to the decline in indirect trading volume which decreased by 20.4% during the nine months ended September 30, 2012 compared to the same period ended September 30, 2011.

Compensation and benefits expense increased $12.5 million or 18.2% to $81.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in compensation and benefits is primarily due to compensation costs associated with the renegotiation variable profit interests and severance related costs in the retail and institutional trading businesses of $11.4 million, $0.8 million of compensation costs associated with the recognition of deferred compensation in connection with the Lucid Acquisition and $0.6 million of severance related costs in the nine months ended September 30, 2012 compared to the same period of 2011. Compensation and benefits expense also increased as a result of the inclusion of Foreland, which was acquired on October 7, 2011, offset by lower bonus expense in the nine months ended September 30, 2012 compared to the same period ended September 30, 2011.

Advertising and marketing expense decreased $1.1 million or 4.5% to $23.3 million for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease is partly due to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011. Advertising and marketing costs have also decreased in line with the 2012 Company’s cost reduction strategies.

Communications and technology expense increased $3.0 million or 12.9% to $26.6 million for the nine months ended September 30, 2012, compared to the same period in 2011. $1.2 million of the increase was due to the inclusion of both FXCMJ’s and Foreland’s communication and technology costs for nine months during the nine month period ended September 30, 2012 compared to the inclusion of only six months of FXCMJ’s costs for the same period ended September 30, 2011 following the FXCMJ and Foreland acquisitions on March 31, 2011 and October 7, 2011, respectively. Communication and technology cost also increased as a result of a change in the fee structure by one of the Company’s vendor.

Trading costs increased $3.7 million or 57.1% to $10.2 million for the nine months ended September 30, 2012, compared to the same period in 2011. The inclusion of Lucid, acquired on June 18, 2012, in the results for the nine months ended September 30, 2012 accounted for $6.5 million of this increase, offset by renegotiated lower prime broker fees and the migration of transactions to lower cost providers.

General and administrative expense remained relatively consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Depreciation and amortization expense rose $10.6 million or 74.4% to $24.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. Of this amount, $6.1 million represents increased expense due to the amortization of intangibles acquired in the Lucid acquisition on June 18, 2012. $1.6 million of the increase was due to the inclusion of FXCMJ’s and Foreland’s depreciation and amortization costs for nine months during the nine month period ended September 30, 2012 compared to the inclusion of only six months of FXCMJ’s costs for the same period ended September 30, 2011 following the FXCMJ and Foreland acquisitions on March 31, 2011 and October 7, 2011, respectively. $2.5 million of this increase represents higher amortization costs resulting from higher software. The remainder is higher depreciation and amortization expense resulting from higher office, communication and computer equipment.

Non-Operating Expenses

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Interest on borrowings	$1,158	$—

Interest on borrowing increased $1.2 million for the three months ended September 30, 2012 compared to the same period in 2011. As the Credit Agreement and the notes payable were not in place in 2011, the Company did not incur interest expense for that period.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Interest on borrowings	$1,698	$—

Interest on borrowing increased $1.7 million for the nine months ended September 30, 2012 compared to the same period in 2011. As the Credit Agreement and the notes payable were not in place in 2011, the Company did not incur interest expense for that period.

Income Taxes

	Three Months Ended September 30,
	2012	2011
	(In thousands, except percentages)
Income before income taxes	$21,438	$23,676
Income tax provision	$3,598	$8,136
Effective tax rate	16.8%	34.4%

Income tax provision decreased $4.5 million or 55.8% to $3.6 million for the three months ended September 30, 2012 compared to the same period in 2011. FXCM’s effective rate decreased to 16.8% for the three months ended September 30, 2012 from 34.4% for the three months ended September 30, 2011.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The decrease in the effective tax rate for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due primarily to a $16.0 million settlement with the NFA and CFTC relating to trade execution activities occurring during the three months ending September 30, 2011. A portion of the reserve was not tax deductible, therefore, increasing taxable income, income tax provision and the effective tax rate for the three months ending September 30, 2011. The company did not have any nondeductible settlements during the three months ending September 30, 2012.

	Nine Months Ended September 30,
	2012	2011
	(In thousands, except percentages)
Income before income taxes	$33,787	$48,487
Income tax provision	$4,856	$10,756
Effective tax rate	14.4%	22.2%

Income tax provision decreased $5.9 million or 54.8% to $4.8 million for the nine months ended September 30, 2012 compared to the same period in 2011. FXCM’s effective rate decreased to 14.4% for the nine months ended September 30, 2012 from 22.2% for the nine months ended September 30, 2011.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. The decrease in the effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to a shift in jurisdictional income to entities tax locally as corporations in the foreign jurisdictions. Additionally, a reduction in the statutory rate of the United Kingdom resulted in lower effective tax rate for the nine months ended September 30, 2012 compared to the same periods in 2011.

Segment Results

Period ended September 30, 2012 and 2011

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 171,274 active retail customers globally as of September 30, 2012.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$89,080	$101,255
Operating expenses	49,382	58,828
Income before income taxes	$39,698	$42,427

Revenues for the Retail Trading segment decreased $12.2 million or 12.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in retail trading revenue is a result of a decline in retail trading volume of 17.4% to $861.0 billion, partially offset by an increase in markup of 6.5% to $99 per million traded. The lower retail trading volume was due primarily to conditions of lower volatility in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, while the higher markup was due primarily to a favorable mix in customer volume in terms of the currency pairs that customers were trading and a higher amount of volume coming from low discount or full markups.

Operating expenses decreased $9.4 million or 16.1% to $49.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was due primarily to $7.6 million or 30.0% in lower referring broker fees, $2.3 million or 23.8% in lower advertising and marketing cost, $0.5 million or 36.5% in lower trading cost, partially offset by $0.9 million or 44.8% in higher bank processing fees. The decrease in referring broker expense was due primarily to a decline in referring broker fees from Asia as a result of regulatory changes and the decline in trading volume of 17.4% for the three months ended September 30, 2012 compared to the same period of 2011. The decrease in advertising cost is partly due to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011. Advertising and marketing costs have also decreased in line with the 2012 Company’s cost reduction strategies. Trading costs have declined in line with the decrease in trading volume.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$266,313	$285,073
Operating expenses	165,713	163,725
Income before income taxes	$100,600	$121,348

Revenues for the Retail Trading segment decreased $18.8 million or 6.6% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the decrease in retail trading volume of 3.1% to $2,715 billion resulting from lower volatility in the currency markets and the effect of that on customer volumes, partially offset by a 2.1% decrease in markup to $94 per million traded, due primarily to a higher proportion of volume coming from higher volume retail clients who trade on lower average markups.

Operating expenses increased $2.0 million or 1.2% to $165.7 million for the nine months ended September 30, 2012, compared to the nine months ended September, 2011 due primarily to $10.0 million or 24.0% of higher compensation and benefits expense, $3.5 million or 24.9% of higher depreciation and amortization expense, $4.3 million or 66.5% of higher bank processing and regulatory fees, offset by a decrease of $13.6 million or 19.1% of referring broker fees, $1.1 million or 30.6% in lower trading cost, and $1.1 million or 4.5% in lower advertising cost. The increase in compensation and benefits is primarily due to $11.4 million of costs associated with share based payment awards for the purchase of profit sharing interests in the retail trading business partially offset by lower bonus costs. $1.6 million of the increase in depreciation and amortization expense was due primarily to increased expenses associated with the intangible assets acquired in the FXCMJ and Foreland acquisitions on March 31, 2011 and October 7, 2011, respectively, and the inclusion of depreciation expense related to these acquisitions in the Company's results for the nine months ended September 30, 2012 following their acquisitions. 2012’s operating expenses include nine months of associated costs for both FXCMJ and Foreland while 2011 only includes six months of FXCMJ’s costs. The remainder is higher depreciation and amortization expense resulting from higher office, communication, computer equipment and software. The increase in bank processing and regulatory fees was primarily due to $2.6 million and $1.2 million to settle certain trading system matters with the Financial Services Agency of Japan and an extraordinary levy on its members by the FSA, respectively. The decrease in advertising costs is partly due to the decline in costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011 and lower costs in line with the Company’s cost reduction strategies. The decrease in referring broker fees was primarily due to a decrease in broker fees from Asia as a result of regulatory changes and the decline in trading volume.

Institutional Trading — Our Institutional Trading segment operates under the name FXCM Pro and generates revenues by executing spot foreign currency trades on behalf of institutional customers, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customers account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures market through our subsidiary LMT.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$25,868	$7,720
Operating expenses	17,843	5,149
Income before income taxes	$8,025	$2,571

Revenues for our Institutional Trading segment increased $18.1 million or 235.1% to $25.9 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to the inclusion of $22.2 million of Lucid’s revenue in the three months ended September 30, 2012, compared to nil for the same period ended September 30, 2011 following Lucid’s acquisition on June 18, 2012. This was partially offset by a decline of $4.1 million or 52.8% in the revenues of the Company’s other institutional business which experienced 6.7% lower markup. Our lower markup is attributable to 49.4% lower institutional volumes for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, reflecting in part the weak institutional market conditions in the three months ended September 30, 2012.

Operating expenses increased by $12.7 million or 246.5% to $17.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The change is due primarily to $5.4 million and $6.4 million of increased trading costs and depreciation and amortization expense, respectively, in connection with Lucid following its acquisition on June 18, 2012. Operating expenses also increased due to $0.6 million of higher referring broker fees and $0.2 million of higher compensation expense during the three months ended September 30, 2012 compared to the same period ended September 30, 2011.

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$42,908	$21,820
Operating expenses	28,790	15,306
Income before income taxes	$14,118	$6,514

Revenues for our Institutional Trading segment increased $21.1 million or 96.7% to $42.9 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 due to the inclusion of $26.1 million of Lucid’s revenue in the nine months ended September 30, 2012 compared to nil in the nine months ended September 30, 2011 following its acquisition on June 18, 2012. This was partially offset by a decline of $5.0 million or 22.9% in the revenues of the Company’s other institutional business which experienced a 40.2% lower markup our markup on 28.9% higher institutional volumes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Operating expenses increased by $13.5 million or 88.1% to $28.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The change is due primarily to $4.8 million and $7.0 million of increased trading costs and depreciation and amortization expense, respectively, in connection with Lucid following its acquisition on June 18, 2012. Operating expenses also increased due to $1.3 million or 21.5% increase in compensation and benefit costs, $0.2 million in higher referring broker fees, and $0.3 million in higher professional fees.

Corporate — Loss before income taxes of the Corporate segment for the periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$—	$—
Operating expenses	26,285	21,322
Loss before income taxes	$(26,285)	$(21,322)

Loss before income taxes increased $5.0 million or 23.3% to $26.3 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to $1.4 million or 56.6% in higher professional fees, $1.7 million or 27.2% in higher communication and technology costs, $1.0 million or 13.9% in higher compensation expense, and $1.2 million in higher interest expense.

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Revenues	$—	$—
Operating expenses	80,931	79,375
Loss before income taxes	$(80,931)	$(79,375)

Loss before income taxes increased $1.5 million or 2.0% to $80.9 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to $3.4 million or 18.2% in communication and technology costs, $3.8 million or 45.3% in higher professional fees, $1.3 million or 6.0% in higher compensation expense, $1.7 million in higher interest expense, partially offset by $10.4 million or 43.2% in lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from operations and with borrowings from our Credit Agreement. We primarily invest our cash in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

		As of September 30, 2012
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$32.3	$53.7	$21.4
Forex Capital Markets, Ltd.	U.K.	21.9	74.5	52.6
FXCM Asia, Ltd.	Hong Kong	7.5	21.1	13.6
FXCM Australia, Ltd.	Australia	1.3	3.0	1.7
ODL Group, Ltd.	U.K.	11.2	53.6	42.4
FXCM Securities, Ltd.	U.K.	4.4	30.5	26.1
FXCM Japan Securities, Ltd.	Japan	6.8	35.2	28.4

Cash Flow and Capital Expenditures

Nine months ended September 30, 2012 and 2011

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	(In thousands)
Cash provided by operating activities	$53,412	$49,262
Cash provided by (used in) investing activities	6,413	(26,128)
Cash provided by (used in) financing activities	14,516	(37,931)
Effect of foreign currency exchange rate changes on cash and cash equivalents	964	(951)
Net increase (decrease) in cash and cash equivalents	75,305	(15,748)
Cash and cash equivalents – end of period	$260,026	$177,582

Cash provided by operating activities was $53.4 million for the nine months ended September 30, 2012 compared to $49.3 million for the nine months ended September 30, 2011, an increase of $4.1 million. This increase was due to $8.8 million lower net income in addition to an increase of $12.9 million in adjustments to reconcile net income to net cash provided by operating activities the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an increase in cash and cash equivalents, held for customers of $230.5 million for the nine months ended September 30, 2012 compared to an increase of $72.5 million for the nine months ended September 30, 2011, an increase of $8.2 million in due from brokers for the nine months ended September 30, 2012 compared to an increase of $8.0 million for the nine months ended September 30, 2011, a decrease of accounts receivable of $5.6 million for the nine months ended September 30, 2012 compared to a decrease of $2.4 million for the nine months ended September 30, 2011, an decrease in other assets of $3.5 million for the nine months ended September 30, 2012 versus an increase of $3.5 million for the nine months ended September 30, 2011, an increase of $231.4 million in customer account liabilities for the nine months ended September 30, 2012 compared to an increase of $73.1 million for the nine months ended September 30, 2011, a $4.8 million decrease in accounts payable and accrued expenses versus an increase of $11.3 million for the nine months ended September 30, 2011 and a $12.4 million decrease in due to brokers versus an decrease of $12.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash provided by investing activities was $6.4 million for the nine months ended September 30, 2012 compared to cash used in investing activities was $26.1 million for the nine months ended September 30, 2011, an increase of $32.5 million. The increase in cash provided was primarily from the net cash acquired from acquisition of Lucid for $28.7 million for the nine months ended September 30, 2012 compared to cash paid for the acquisition of FXCMJ of $4.9 million for the nine months ended September 30, 2011. This was partially offset by $22.2 million cash used for the purchase of fixed assets for the nine months ended September 30, 2012 compared to $19.9 million for the purchase of fixed assets for the nine months ended September 30, 2011.

Cash provided by financing activities was $14.5 million for the nine months ended September 30, 2012, compared to cash used in financing activities that was $37.9 million for the nine months ended September 30, 2011, an increase of $52.4 million. The increase in cash provided by financing activities was due to net borrowings of $30.0 million under the Credit Agreement during the nine months ended September 30, 2012. This was partially offset by cash used for distributions to members in the nine months ended September 30 2012 of $9.1 million compared to $29.1 million in the nine months ended September 30, 2011, dividend paid in the amount $4.7 million for the nine months ended September 30, 2012 compared to $3.0 million for the nine months ended September 30, 2011 and the repurchase of treasury stock in the amount of $2.1 million for the nine months ended September 30, 2012 compared to $22.0 million for the nine months ended September 30, 2011.

Capital expenditures were $22.1 million for the nine months ended September 30, 2012, compared to $20.0 million for the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 relate to capitalized software of $10.2 million, license of $2.8 million, computer equipment of $6.1 million, and furniture and leasehold improvements of $0.7 million and $6.7 million, respectively, as a result of the New York office relocating its corporate headquarters.

Credit Agreement

In December 2011, the Company entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a revolving credit line of up to $75.0 million. Under certain circumstances, the credit line may be increased during the term of the Credit Agreement by up to $75.0 million thereby increasing the aggregate amount of the credit facility up to a maximum of $150.0 million. The Credit Agreement is guaranteed by certain subsidiaries of the Company and is secured by a pledge of all of the equity interests in certain of the Company's domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries. As of September 30, 2012, the remaining availability under the Credit Agreement was $45.0 million.

The interest rates applicable to loans under the Credit Agreement are generally based on either the Base Rate or the Eurodollar Rate, plus, in each case, an applicable margin as described below. The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means, generally, for an interest Period, as that term is defined in the Credit Agreement, with respect to a Eurodollar Rate Loan, the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent. In addition, the Company must pay an annual commitment fee of ranging from 0.25% to 0.40% on the undrawn commitments under the Credit Agreement. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the condensed consolidated statement of operations was $0.3 million and $0.7 million for the three and nine months ended September 30, 2012, respectively. The Company did not record interest expense nor commitment fee for the three and nine months ended September 30, 2011 since the Credit Agreement did not exist during that period.

Pursuant to covenants in the Credit Agreement, the Company is required to maintain: excess net capital amount of 1.25% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 17), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined therein, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined therein, of less than 20% of total assets of the Company and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of September 30, 2012, the Company was in compliance with all covenants in all material respects.

The Credit Agreement will expire on December 19, 2014, unless earlier terminated.

Notes Payable

In connection with the Acquisition, the Company issued a series of 3.5% unsecured promissory notes aggregating $87.2 million due on December 21, 2012.

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

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.
2.	Stock Based Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s initial public offering and compensation costs associated with the renegotiation of certain employment contracts. The Company’s management believes it is useful to provide the effects of eliminating these expenses relating to these one-time items.
3.	Acquisition Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
4.	Regulatory Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs associated with a settlement with the Company’s regulators in the United States and the estimated expense associated with reimbursement of clients of regarding trading issues at the Company’s Japanese subsidiary. The Company’s management believes it is useful to provide the effects of eliminating these expenses of a one-time nature.
5.	Income Taxes. Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company’s income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates and the deferred tax assets related to tax benefits for equity-based compensation awards are realized when the stock options are exercised. This assumption is consistent with the assumption that all of FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company.

In addition, the Company presents results on an Adjusted Pro Forma Cash basis where Adjusted Pro Forma results are adjusted for certain non-cash items. The Company believes Adjusted Pro Forma Cash presentation may be useful to investors to compare FXCM’s results across several periods and facilitate an understanding of FXCM’s operating results. The Company uses these measures to evaluate its operating performance, as well as the performance of individual employees. The differences between Adjusted Pro Forma Cash and Adjusted Pro Forma results are as follows:

1.	Stock Based Compensation Expense. Additional adjustments have been made to Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation and other non-cash compensation granted subsequent to the Company’s initial public offering. The Company’s management believes it is useful to provide the effects of eliminating these non-cash expenses to evaluate the potential impact on the Company’s cash flow.
2.	Depreciation and amortization. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate the depreciation of fixed assets and the amortization of intangible assets. The Company’s management believes it is useful to provide the effects of eliminating these non-cash expenses to evaluate the potential impact on the Company’s cash flow.
3.	Income Taxes. Adjustments have been made to the Adjusted Pro Forma Earnings to present the Company’s estimate of tax expense in the next twelve months under the assumptions regarding taxes discussed in the above. The Company’s management believes it is useful to provide the effects of eliminating these expenses to evaluate the potential impact on the Company’s cash flow.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,
	2012									2011
In millions
	As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash		As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash
Revenues	$114,948	—		$114,948		—		$114,948		$108,975			$108,975		—		$108,975
Expenses
Referring broker fees	18,708	—		18,708		—		18,708		25,720	—		25,720		—		25,720
Compensation and benefits	24,156	(2,378)(1)		21,778		(1,138)(5)		20,640		22,955	(2,120)(9)		20,835		(92)(11)		20,743
Depreciation, amortization and interest expense	12,875	—		12,875		(11,717	)(6)	1,158		5,367	—		5,367		(5,367	)(6)	—
Other expense	37,771	(501)(2)		37,270		—		37,270		31,257	(262)(10)		30,995				30,995
Total expenses	93,510	(2,879)		90,631		(12,855)		77,776		85,299	(2,382)		82,917		(5,459)		77,458
Income before income taxes	21,438	2,879		24,317		12,855		37,172		23,676	2,382		26,058		5,459		31,517
Income tax provision	3,598	3,799	(3)	7,397		(230	)(7)	7,167		8,136	796	(3)	8,932		(4,830	)(7)	4,102
Net income	17,840	(920)		16,920		13,085		30,005		15,540	1,586		17,126		10,289		27,415
Net income attributable to non-controlling interest	13,327	(8,946	)(4)	4,381		2,682	(8)	7,063		12,142	(12,142)(4)		—		(12,142)(8)		—
Net income attributable to FXCM Inc.	$4,513	8,026		$12,539		10,403		$22,942		3,398	13,728		$17,126		22,431		$27,415
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,103	(12)	—		75,103	(12)	—	—		74,449	(12)	—		74,449	(12)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.17				$0.31		—	—		$0.23		—		$0.37

(1)	Represents the elimination of equity-based compensation associated with the IPO, severance and equity based compensation in connection with the renegotiation of certain employment contracts in the Company's institutional and retail businesses.
(2)	Represents the elimination of acquisition-related costs and the elimination of a reserve established to settle certain trading system matters with the Financial Services Agency of Japan.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 30.4% and 34.3% for the three months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Represents the elimination of equity-based compensation granted subsequent to the IPO and of compensation costs associated with the recognition of deferred compensation in connection with the Lucid Market Trading (“Lucid”) which was acquired by the Company on June 18, 2012 (the “Acquisition”) . Pursuant to the terms of the Acquisition, the Company issued shares of FXCM Inc. Class A common stock to the Lucid sellers subject to certain liquidity restrictions (the “Lucid Liquidity Restriction”). In accordance with Accounting Standards Codification, Topic 718, Compensation — Stock Compensation (“ASC 718”), the fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the Acquisition.
(6)	Represents the elimination of the depreciation of fixed assets and the amortization of intangible assets.
(7)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 19.3% and 13.0% for the three months ended September 30, 2012 and 2011, respectively, which includes U.S. federal cash taxes and assumes the highest statutory rates for cash taxes apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.

(8)	Represents an adjustment to reflect the Lucid's non-controlling interest amortization expense related to the identified intangible assets associated with the Acquisition.
(9)	Represents the elimination of equity-based compensation associated with the IPO
(10)	Represents an adjustment to reflect a reserve established relating to a settlement with the National Futures Association (the “NFA”) and ongoing discussions with the Commodity Futures Trading Commission (the “CFTC”) regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, (“Holdings”) certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.'s net income for the three months ended September 30, 2011 as the entire expense was allocated to such funding members. In July 2011, $16.0 million of additional capital was provided by the respective founding members.
(11)	Represents the elimination of equity-based compensation granted subsequent to the IPO.
(12)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.

Nine Months Ended September 30,
	2012							2011
In millions
	As Reported	Adjustments		Adjusted Pro Forma	Adjustments		Adjusted Pro Forma Cash	As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash
Revenues	$309,221	—		$309,221	—		$309,221	$306,893	—		$306,893		—		$306,893
Expenses
Referring broker fees	58,865	—		58,865	—		58,865	72,253	—		72,253		—		72,253
Compensation and benefits	81,175	(18,458	)(1)	62,717	(1,845	)(5)	60,872	68,662	(6,520	)(9)	62,142		(92	)(11)	62,050
Depreciation, amortization and interest expense	26,459	—		26,459	(24,761	)(6)	1,698	14,201	—		14,201		(14,201	)(6)	—
Other expense	108,935	(4,426	)(2)	104,509	—		104,509	103,290	(16,262	)(10)	87,028		—		87,028
Total expenses	275,434	(22,884)		252,550	(26,606)		225,944	258,406	(22,782)		235,624		(14,293)		221,331
Income before income taxes	33,787	22,884		56,671	26,606		83,277	48,487	22,782		71,269		14,293		85,562
Income tax provision	4,856	13,633	(3)	18,489	(8,953	)(7)	9,536	10,756	(14,064	)(3)	24,820		(11,821	)(7)	12,999
Net income	28,931	9,251		38,182	35,559		73,741	37,731	8,718		46,449		26,114		72,563
Net income attributable to non-controlling interest	22,971	(17,717	)(4)	5,254	2,990 (8)		8,244	28,222	(28,222	)(4)	—		(28,222	)(8)	—
Net income attributable to FXCM Inc.	$5,960	26,968		$32,928	32,569		$65,497	9,509	36,940		46,449		26,114		$72,563
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		73,548 (12)	—		73,548 (12)	—	—		74,978	(12)	—		74,978 (12)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.45			$0.89	—	—		$0.62		—		$0.97

(1)	Represents the elimination of equity-based compensation associated with the IPO, severance and equity based compensation in connection with the renegotiation of certain employment contracts in the Company's institutional and retail businesses.
(2)	Represents the elimination of acquisition-related costs and the elimination of a reserve established to settle certain trading system matters with the Financial Services Agency of Japan.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 32.6% and 34.8% for the three months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of FXCM Holdings, LLC (excluding FXCM, Inc.), as if the unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(5)	Represents the elimination of equity-based compensation granted subsequent to the IPO and of compensation costs associated with the recognition of deferred compensation in connection with the Lucid Market Trading (“Lucid”) which was acquired by the Company on June 18, 2012 (the “Acquisition”). Pursuant to the terms of the Acquisition, the Company issued shares of FXCM Inc. Class A common stock to the Lucid sellers subject to certain liquidity restrictions (the “Lucid Liquidity

Restriction”). In accordance with Accounting Standards Codification, Topic 718, Compensation — Stock Compensation (“ASC 718”), the fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the Acquisition.
(6)	Represents the elimination of the depreciation of fixed assets and the amortization of intangible assets.
(7)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 11.5% and 15.2.% for the three months ended September 30, 2012 and 2011, respectively, which includes U.S. federal cash taxes and assumes the highest statutory rates for cash taxes apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC units for shares of Class A common stock of the Company.
(8)	Represents an adjustment to reflect the Lucid's non-controlling interest amortization expense related to the identified intangible assets associated with the Acquisition.
(9)	Represents the elimination of equity-based compensation associated with the IPO.
(10)	Represents an adjustment to reflect a reserve established relating to a settlement with the National Futures Association (the “NFA”) and ongoing discussions with the Commodity Futures Trading Commission (the “CFTC”) regarding trade execution activities. Pursuant to an agreement with a subsidiary of FXCM Holdings, (“Holdings”) certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million. Consequently, there was no impact to FXCM Inc.'s net income for the three months ended September 30, 2011 as the entire expense was allocated to such funding members. In July 2011, $16.00 million of additional capital was provided by the respective founding members.
(11)	Represents the elimination of equity-based compensation granted subsequent to the IPO.
(12)	Fully diluted shares assuming all unitholders had fully exchanged their FXCM Holdings, LLC units for shares of Class A common stock of the Company

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30				Nine Months Ended September 30,
	Adjusted Pro Forma		Adjusted Pro Forma Cash		Adjusted Pro Forma		Adjusted Pro Forma Cash
	2012	2011	2012	2011	2012	2011	2012	2011
	In millions
Net income attributable to FXCM Inc.	12,539	17,126	22,942	27,415	32,928	46,449	65,497	72,563
Net income attributable to non-controlling interest	4,381	—	7,063	—	5,254	—	8,224	—
Provision for income taxes	7,397	8,932	7,167	4,102	18,489	24,820	9,536	12,999
Depreciation and amortization	12,875	5,367	1,158	—	26,459	14,201	1,698	—
EBITDA	37,192	31,425	38,330	31,517	83,130	85,470	84,975	85,562

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at September 30, 2012:

	As of September 30, 2012
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$42,962	$1,195	$9,179	$5,576	$27,012
Vendor obligations	4,703	866	3,823	14	—
Total	$47,665	$2,061	$13,002	$5,590	$27,012

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

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

Presentation of Comprehensive Income

In September 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact the presentation of the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncement

Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. The Company is currently evaluating the timing of the adoption of this guidance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statement of financial condition and statement of operations from local currencies to U.S. dollars. We currently have limited exposure to currency risk from customer open positions as we primarily utilize an agency model, simultaneously entering offsetting trades with both our customers and FX market makers. However, we do incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As at September 30, 2012, 16.0% of our net assets (assets less liabilities) were in British pounds, 8.4% in Euros, 17.6% in Japanese yen, and (0.6)% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $9.3 million in the case of British pounds, $4.9 million for Euros and $10.2 million for Japanese yen and $0.07 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. In addition, we have a credit facility which had an outstanding balance of $30.0 million as of September 30, 2012 with a floating interest rate. Based on cash and customer cash held and the amount drawn on the credit facility at September 30, 2012, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $7.7 million, net of the additional interest expense of the credit facility and the notes payable.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the nine months ended September 30, 2012 and 2011, we incurred $0.2 million and $0.9 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2012, our exposure to our two largest institutional counterparties, all major global banking institutions, was 26.7% of total assets and the single largest within the group was 17.5% of total assets. As of December 31, 2011, our exposure to our three largest institutional counterparties, all major global banking institution, was 47.8% of total assets and the single largest within the group was 24.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of September 30, 2012, our net unhedged exposure to CFD customer positions was 3.4% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of September 30, 2012 would result in an $7.5 million decrease in pre-tax income.

Recently we launched an initiative to offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis and they have been reviewed and approved by our Board of Directors. As of September 30, 2012, our net unhedged exposure to FX customer positions was 4.6% of total assets. A hypothetical 10% change in the value of our unhedged FX positions as of September 30, 2012 would result in an $9.9 million decrease in pre-tax income.

We also recently acquired a 50.1% interest in Lucid, an electronic market making and trading firm in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the quarter ended September 30, 2012 was $19 million and the maximum intra-day gross position was $80 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in an $8.0 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2012, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 12.0% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2012, we had $85.4 million in regulatory capital requirements at our regulated subsidiaries and $271.6 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On June 18, 2012, the Company completed its acquisition of Lucid. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2012, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude Lucid from its December 31, 2012 assessment of and report on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of Lucid into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2013. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011, nor have there been any new legal proceedings in the quarter ended September 30, 2012.

In September 2012, the FSA initiated investigations relating to UK’s and FSL’s past trade execution practices. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

Additionally, in the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

For the matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $5.0 million as of September 30, 2012.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period. Please see the “Litigation” section in Note 18 to our Unaudited Condensed Consolidated Financial Statements, for a description of our current legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, or its Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

On May 17, 2011 and October 17, 2011, the Company's Board of Directors approved the repurchase of up to $30.0 million and $20.0 million of its Class A common stock. On November 7, 2012, the Company announced that its Board of Directors authorized a $30.0 million increase in the size of the Company's share repurchase plan, bringing the total authorization to $80.0 million. No purchases of the Company’s Class A common stock were made during the three months ended September 30, 2012. As of September 30, 2012, the Company had repurchased a total of 2,644,534 shares of its Class A common stock under the plan. As of

September 30, 2012, there was approximately $21.4 million remaining under the plan for future repurchases. The Company is not obligated to purchase any shares under the repurchase program which does not have an expiration date. All of the above repurchases were part of this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On November 8, 2012, the Company entered into a Fourth Amendment to the Credit Agreement by and among FXCM Holdings, LLC, Bank of America, N.A., as Administrative Agent and certain lenders from time to time parties thereto (the “Fourth Amendment”). The Fourth Amendment provides the Company with the ability to increase its credit line during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Fourth Amendment modified certain terms of the Credit Agreement to, among other things, provide additional flexibility regarding financing and investment initiatives.

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

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Credit Agreement, dated November 8, 2012
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: November 9, 2012	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2012	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)