Form 10-Q/A
period 2012-09-30
FXCM Inc.
filed 2012-11-13
CIK 1499912

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to FXCM Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

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

*These exhibits were previously filed or furnished as an exhibit to FXCM Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date: November 13, 2012	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2012	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Accounting Officer)

 Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Credit Agreement, dated November 8, 2012
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
101.DEF	XBRL Taxonomy Extension Definition Document

*These exhibits were previously filed or furnished as an exhibit to FXCM Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012