Form 10-K
period 2012-12-31
FXCM Inc.
filed 2013-03-18
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street, FL 50, New York, NY 10041

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $323,547,235

As of March 11, 2013, there were 35,879,651 outstanding shares of the registrant’s Class A Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

FXCM Inc. is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is an equity interest in FXCM Holdings, LLC, of which FXCM, Inc. is the sole managing member. Unless the context suggests otherwise, specifically, where “Holdings” refers to FXCM Holdings, LLC and the “Corporation” refers to FXCM Inc., references in this report to “FXCM,” the “Company,” “we,” “us” and “our” refer (1) prior to the December 2010 initial public offering (“IPO”) of the Class A common stock of FXCM Inc. and related transactions, to FXCM Holdings, LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to FXCM Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange (“FX”) trading and related services to approximately 170,930 active retail customers globally. We offer our customers access to over-the-counter (“OTC”) FX markets through our proprietary technology platform. In an FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. Our platform seeks to present our FX customers with the best price quotations on up to 58 currency pairs from up to 38 global banks, financial institutions and market makers, or FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX.

We primarily offer our customers what is referred to as an agency model to execute their trades. Our agency model is fundamental to our core business philosophy because we believe that it aligns our interests with those of our customers and reduces our risks. In the agency model, when our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers and generate our trading revenues based on the volume of transactions and the spread earned on transactions.

In 2012, in order to accommodate our expanding customer base, we began to offer our smaller retail clients the option to trade through a principal model. In the principal model, we set the price and act as the counterparty for our customer’s transactions, earning revenue on our trading gains or losses. We do not simultaneously offset each trade with another party.

We also earn other forms of revenue such as fees earned from: referring broker fees and white label arrangements with other financial institutions to provide platform, back office and trade execution services, trading in contract-for-differences (“CFDs”), trading in equities and equity options, payments for order flow, FX market prices and other various ancillary FX related services and joint ventures.

We operate our business through two segments: retail trading and institutional trading. Our retail trading segment accounted for 85.1% of our total revenues in 2012. Our institutional trading segment, FXCM Pro, offers FX trading services to banks, hedge funds and other institutional customers on an agency model basis. In addition, we own a 50.1% controlling interest in Lucid Markets Trading Limited, an electronic market-maker and trader in the institutional FX market. Our institutional trading segment accounted for 14.9% of our total revenues in 2012. For financial information regarding our segments, see Note 24 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Our operating subsidiaries are regulated in a number of jurisdictions, including, but not limited to, the United States (“U.S.”), the United Kingdom (“U.K.”, where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan. We maintain offices in these jurisdictions, among others. We offer our trading software in 17 languages, produce FX research and content in 16 languages and provide customer support in 18 languages. For the year ended December 31, 2012, approximately 90.0% of our customer trading volume was derived from customers residing outside the United States. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

Acquisitions

We continually pursue strategic and accretive acquisition opportunities in the FX arena.

On June 18, 2012, we acquired a 50.1% controlling interest in Lucid Markets Trading Limited and Lucid Markets LLP (“Lucid”) for approximately $177.5 million, net of cash from Lucid. Lucid is a leading non-bank electronic market making and trading firm in the institutional FX market.

On October 7, 2011 and March 31, 2011, we acquired a 100% interest in Foreland Forex Co. Ltd (“Foreland”) and FXCM Japan Securities Co. Ltd. (“FXCMJ”), respectively, two Japan based foreign exchange providers. The acquisitions increased our profile in the Japanese market and helped accelerate our growth in Asia, utilizing Foreland and FXCMJ’s relationships and sales force.

On October 1, 2010, we acquired ODL Group Limited (“ODL”), a broker of retail FX, CFDs, spread betting and equity options headquartered in the U.K. The acquisition increased our profile in the U.K. market and accelerated our growth in continental Europe, utilizing ODL’s relationships and sales force.

Our Products and Services

We offer three types of accounts, each designed for a particular type of retail FX trader. Our Basic account is designed for those new to FX trading and it enables traders to open accounts between $50 and $4,999. These accounts offer trading in small increments, providing 24/7 support and access to DailyFX resources. Our Premium accounts are available to clients depositing between $5,000 and $24,999. These accounts offer the same benefits as our Basic accounts, but also allow corporate entities’ accounts, include additional customer support options and allow customization of account type and setup. Our Basic and Premium level accounts are available utilizing the agency or principal models. Our principal model account may offer traders a lower transaction cost, however, the large majority of our clients choose the agency model. We also offer Active Trader accounts that are designed for experienced, high volume traders and generally require an opening deposit of $25,000 or trading volume of at least $10 million per month.

We also offer trading in a growing number of other financial instruments. While some customers may choose a retail FX broker based on the breadth of products they offer, we limit the products we offer to those that meet our risk, regulatory and technology criteria.

Spot FX Pairs

We offer spot FX trading in over 58 currency pairs. Of these pairs, our most popular seven currency pairs represent over 88.7% of all trading volume, with the EUR/USD currency pair being the most popular, representing over 35.6% of our trading volume in 2012. We add new currencies to our list provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency.

Contract-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings currently include contracts for metals, fixed income, energy and stock indices, and for the year ended December 31, 2012, CFD trading constituted approximately 18.8% of total trading volume. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not and our affiliates do not trade or offer CFDs in the United States. CFD trading is offered through our Trading Station II and Meta Trader 4 products similar to our currency pairs. As our FX market makers cannot process agency model trades for CFDs, these products are not offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically. However, we use future contracts to hedge CFD positions on a net basis.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2012, spread betting constituted approximately 1.5% of total trading volume.

Equities and Equity Options

We offer our customers equity and equity option trading through ODL. ODL offers customers outside of the United States the ability to trade equities and options on U.K., continental Europe and U.S. markets. They are offered using an ODL platform which integrates proprietary as well as third party software that connects to third party data providers, clearing firms and other market participants.

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

Trading Station II (TSII) is our proprietary flagship technology platform. TSII combines power and functionality and is accessible through a user-friendly interface. TSII is designed to serve the needs of our retail FX customers, but also offers advanced functionalities often used by professional money managers and our institutional customers. TSII is a Windows-based platform with a wide variety of customization options for users to choose from including a choice of 17 languages. The platform provides an advanced chart offering called Marketscope which offers a wide array of customization features, technical analysis indicators, signal and alert functionality, as well as the ability to place trades directly from the chart. We grant many of our white labels a limited, non-exclusive, nontransferable, cost-free license to use TSII to facilitate trading volume and increase trading fees and commissions.

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

FXCM Pro is our institutional level FX offering that allows banks, hedge funds, professional money managers and other such entities to trade anonymously, similar to an Electronic Communication Network. We currently license the technology platform for FXCM Pro from Currenex and Integral. Our added value comes from connecting institutional customers to our top tier FX market makers to gain access to preferred pricing. Customers using FXCM Pro can both take and make prices on the platform. We earn revenue through markups on those prices and/or commissions charged to the customer. Recently, we introduced FXCM Pro Electronic Communication Network (ECN), which is our own in-house platform designed to allow banks, hedge funds, professional money managers and other entities to trade through FXCM Pro rather than third party platforms. We believe our in-house platform will allow us to be more competitive in the institutional FX market.

FastMatch is a third party ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. FastMatch will allow clients to trade across an array of unique liquidity sub-pools each governed by its own distinct rules of trading. FastMatch will also enable institutional clients to easily transact large sizes with minimum market impact.

Other Platforms

Our Trading Station Web is similar to TSII but is web-based. The Browser based platform allows customers to access their account from any computer without installing any additional programs. Trading Station Web is also easy to use and has most of the customization options of TSII.

Strategy Trader is a platform that provides an alternative to customers who prefer to automate trading strategies that they have either built themselves or bought from other developers. Strategy Trader users will have the ability to code and share C# based trading systems and run them automatically through the platform.

Mirror Trader Platform, is a third party platform that we license, which allows customers to scan and review dozens of pre-programmed and pre-filtered trading systems and over 1,000 automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. Mirror Trader Platform is an ideal option for customers that follow general market trends but may not prefer to execute trades themselves. We currently offer the Mirror Trader Platform to FXCM’s entire client base.

Ninja Trader Platform is an award-winning and leading trading software provider that is known for its high performance analytic and trade execution tools that maximize a trader’s efficiency in fast-moving markets. Ninja Trader also offers free, daily trading webinars, an interactive product training video library, and an active online forum. Ninja Trader also offers multiple simulation options.

We also offer mobile platforms for multiple mobile devices, including Blackberry® and the iPhone®/iTouch®. These platforms include a majority of the functionality found on the TSII and allow customers to log in and trade anywhere in the world.

White Label and Referring Broker Opportunities

We offer financial institutions the ability to offer retail FX trading services to its customers using our technology, our sales and support staff and/or our access to liquidity through white label partnerships. We also have a wide network of referring brokers, which are third parties that advertise and sell our services in exchange for performance-based compensation. These partnerships allow us to expand into new markets around the world. While referring brokers are not permitted to use our name in their advertising, certain white label partnerships are fully disclosed, including our partnerships with E*Trade FFX, LLC to launch their E*Trade FX platform and Barclays Stockbrokers to launch Barclays Margin FX, a retail FX trading offering in the U.K.

We believe we have a well-established presence in Asia and in Europe through our white label partnerships. In October 2011, we announced a white label partnership with Bourse Direct, a leading independent French online financial broker. In May 2012, we announced a partnership with DIF Broker to white label our MT4 platform and, as noted above, in September 2012, we partnered with Barclays Stockbrokers in the U.K. who launched a retail FX trading offering called Barclays Margin FX. Additionally, in November 2012, we announced a partnership with GVC Gaesco to white label certain of our platforms throughout Spain.

Through our white label partners and referring brokers, we generated 46% of our retail trading volume for the year ended December 31, 2012. We intend to continue to build upon the success of our existing white label partnerships and referring broker networks and create new partnership opportunities around the world.

Sales and Marketing

Our sales and marketing strategy focuses on diverse customer acquisition channels to expand our customer base.

Direct Marketing Channel

Our direct marketing channel, through which we seek to attract new customers is our most important marketing channel. In executing our direct marketing strategy, we use a mix of online, television and radio advertising, search engine marketing, email marketing, event marketing including educational seminars and expos and strategic public and media relations, all of which are aimed at driving prospective customers to our web properties, DailyFX.com and FXCM.com. In those jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, however, we are generally restricted from utilizing our direct marketing channel. See “Business — Regulation.”

While our platform is available in 17 languages (English, French, Spanish, German, Russian, Korean, Turkish, Italian, Hebrew, Greek, Portuguese, Polish, Hungarian, Chinese (Traditional), Chinese (Simplified), Japanese) and we have websites available in 12 languages (English, French, Spanish, German, Russian, Italian, Hebrew, Greek, Chinese (Traditional), Chinese (Simplified), Indonesian, Japanese), the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last two years, we have focused on expanding our global footprint by opening new international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and provide sales and support by native speakers. Currently, we maintain offices in the United States, the United Kingdom, France, Germany, Italy, Greece, Chile, Lebanon, Israel, Hong Kong, Japan and Australia.

The primary objective of our marketing is to encourage prospective customers to register for free practice trading accounts or tradable accounts. Free registered practice trading accounts or “demo” accounts are our principal lead generation tool. We believe the demo account serves as an educational tool, providing prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. Additionally, it allows prospective customers to evaluate our technology platforms, tools and services. The demo account is identical to the platform used by our active trading customers, including the availability of live real-time streaming quotes. However, trades are not actually executed with our market makers.

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

Our white label channel enables financial institutions to offer retail trading services to its customers using one or more of the following services: (1) our technology; (2) our sales and support staff or (3) our access to liquidity. White labels can add value to our core offering through increased positive name recognition on a regional or global scale and access to a large existing customer base.

Institutional sales and marketing

FXCM Pro is targeted at institutional customers, principally banks, hedge funds, corporate treasury departments and commodity trading advisors. These customers trade using a variety of tools. Some trade directly on the FXCM Pro system, using its graphic user interface. Most, however, trade using automated systems that receive price streams from FXCM Pro, as well as other institutional price providers such as banks and ECNs. The sales process involves identifying a customer, receiving credit approval from one of our prime brokers, signing them to a contract and then connecting them to our network. Our revenues are principally determined by the number of trades where we provided the customer with the price and execution size they desired.

We service this customer base with a dedicated experienced institutional sales force primarily located in our New York, London and Hong Kong offices. As the customer base is much smaller compared to that in our retail marketplace, we are able to provide customized service and attention to each account. The institutional sales force is primarily compensated on a commission basis.

Marketing expertise

We believe that our in-house marketing organization provides us with a competitive advantage. We seldom rely on outside marketing agencies to provide services because our marketing team acts as an in-house agency. Our marketing team handles functions such as creative, media buying, price-per-click advertising, website development, email and database marketing, and corporate communications. Many of these staff members have been with FXCM for multiple years and have developed an internal knowledge base at FXCM that would probably not otherwise be available. This expertise has enabled us to assemble a tightly integrated digital marketing platform which encompasses our CRM (salesforce.com), Trading Back Office, Ad Serving, and Website Analytics. As a result, we can calculate the value of any media purchase with a high level of precision on a cost per lead and cost per account basis. We believe this analysis enables us to make intelligent media buying decisions allowing us to maximize our lead and account conversion.

Customer Service

We provide customer service 24 hours a day, seven days a week in English, handling customer inquiries via telephone, email and online chat. To provide efficient service to our growing customer base, we have segmented our customer demographic into three main categories.

•	New to FX: We cater to new customers seeking to open accounts by providing low barrier account minimums and in-depth educational resources on the FX market. We believe that education is an important factor for new customers, and we have a team dedicated to educate our customers about the fundamentals of FX trading, application of technical analysis to FX and the use of risk management, specifically focusing on our Traits of a Successful Trader guide. We offer online videos for educating new customers on the FX market. In addition, we have a dedicated staff of instructors who conduct live webinars and answer questions posted by customers in forums.
•	Experienced Customers: We offer our experienced customers value-added resources and trading functionality. DailyFX Plus is a proprietary secure portal that provides trading signals and high touch education. As many experienced customers are technical traders, we also provide them with the ability to trade directly from the charts.
•	High Volume/Algorithmic Trading: Our Active Trader sales group caters to active customers with large account balances. Active Trader customers can receive price incentives for trading higher volumes. High volume, automated trading has increased in popularity in the FX market. We have a dedicated programming services team that can code automated trading strategies on behalf of customers. Additionally, we offer multiple automated programming interfaces that allow customers with automated trading systems to connect to our execution system.

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

Scalability

Our agency model system has been designed to meet the demands of our growing customer base with a focus on speed, accuracy and reliability. Within our network, we currently process orders in under 2 milliseconds during peak load periods, and have processed over 1,700 orders per second during volatile market conditions, 340 times our average volume over the last two years. We believe our current platform has the capacity of scale to meet our growth expectations for the foreseeable future.

Reliability and Availability

Our trading infrastructure is primarily hosted at collocation facilities run by Equinix and DBSi. The two trading venues are located in New Jersey and Tokyo, with a disaster recovery location in Pennsylvania. The New Jersey and Pennsylvania datacenters are over 90 miles apart, on separate power grids and separate fiber connectivity. Each facility has N+1 (or greater) uninterruptible power supply systems, generator systems, public utility power feeds, cooling systems, internet providers and private network providers. Locations on the eastern coast of the United States were chosen to achieve both optimal networking latency to price providers and required geographic distance separation.

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

Our systems and policies are tested annually for Payment Card Industry (“PCI”) compliance. Additionally, we engaged a public accounting firm to perform an audit of our internal controls and issue a SSAE (Statements on Standards for Attestation Engagements) 16 audit report.

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

Risk management

We primarily utilize an agency model, which we have been offering to customers since July 2007. We have continued to invest in our agency platform, adding additional FX market makers, improving execution and adding features to enhance the trading experience of our customers and believe that our commitment to the agency model is one example of our core business philosophy to reduce risks. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker.

In 2012, in order to accommodate our expanding customer base, we began to offer our smaller retail clients the option to trade with dealing desk, or principal model execution. In the principal model, we act as counterparty for our customer’s transactions with revenue affected by trading gains or losses. We may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. For those trades in which we do not create an offsetting hedge trade automatically, we are exposed to a degree of risk on each trade that the market price of our position will move against us. While our exposure is minimal relative to the size of our balance sheet, we have established policies and procedures to manage our exposure. These policies are reviewed regularly by our executive management team and include quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. For example, we place limits on the size of our open exposure to protect us against market risk. To date, we have not had a situation where our exposure exceeded our limits. Our risk management procedures require monitoring risk exposure on a continuous basis and determining appropriate hedging strategies in order to maximize revenue and minimize risk.

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

Relationships with wholesale FX market makers and prime brokers

Our global network of FX market makers includes global banks, financial institutions and market makers and these relationships have been established through prime broker relationships and direct relationships with FX Market Makers.

We have entered into prime brokerage agreements with Citibank (“Citi”), Morgan Stanley and Deutsche Bank for our retail trading, and Citi, BNP Paribas and Royal Bank of Scotland for our FXCM Pro institutional business, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime brokers, these firms operate as central hubs through which we transact with our

FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers for certain losses they may incur.

We typically also enter into International Swaps and Derivatives Association (“ISDA”) agreements with each financial institution that we have a liquidity relationship with. These standardized agreements are widely used in the interbank market for establishing credit relationships and are typically customized to meet the unique needs of each liquidity relationship. Each ISDA agreement outlines the products supported along with indicative bid/offer spreads and margin requirements for each product. We have had a number of key liquidity relationships in place for over five years and as such we believe we have developed a strong track record of meeting and exceeding the requirements associated with each relationship. However, our FX market makers have no obligation to provide liquidity to us and may terminate our standing arrangements with them at any time. We currently have a number of effective ISDA agreements and other applicable agreements should the need arise.

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

U.S. based retail FX brokers:  In the U.S. market, our primary competitors are Gain Capital Holdings Inc. and OANDA Corporation. They are well capitalized, have their own technology platforms and are recognizable brands. However, all of these firms operate using the principal model. We also compete with smaller retail FX brokers such as FXDirectDealer, LLC, InterbankFX, LLC, MB Trading and FX Solutions. These firms, to date, have not been our core competitors due to their smaller size, technology and marketing limitations. With the exception of InterbankFX, all of these firms operate using the principal model.

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

Competition in institutional market:  In the institutional market that our FXCM Pro segment competes, we face competition from three principal sources. We compete with other multi-bank ECNs such as State Street Banks’ Currenex, Knight Capital’s Hotspot FX and ICAP’s EBS. We also compete with single bank platforms such as Deutsche Bank’s Autobahn, Barclays’ Barx and Citi’s Velocity. The third source of competition are desktop aggregators, including Progress Software’s Apama, Flextrade and Integral. Additionally, with the acquisition of Lucid, we now face competition from major FX banks, such as Deutsche Bank, Citi, Barclays and Goldman Sachs, and other non-bank electronic market making and trading firms such as GSA Capital Partners LLP.

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

In the United States, we are primarily regulated by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”), the Commodities Futures Trading Commission, (“CFTC”), and the National Futures Association, (“NFA”). These regulatory bodies are charged with safeguarding the integrity of the markets. The CFTC and the NFA specifically target the FX and futures markets and protect the interests of customers participating in those markets.

Outside the United States, we are regulated by, among others; the Financial Services Authority in the United Kingdom (“FSA”); the Securities and Futures Commission in Hong Kong (“SFC”); the Australian Securities and Investment Commission in Australia (“ASIC”); the Kanto Local Finance Bureau (“KLFB”) the Financial Services Agency in Japan (“JFSA”) and the Financial Futures Association of Japan (“FFAJ”). In addition, certain of our branch offices in Europe, while subject to local regulators (such as Commissione Nazionale per le Societa’e la Borsa (Consob); Autorite des Marches Financiers (“AMF”), and Hellenic Capital Markets Commission (“CMC”)), are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act/EU Money Laundering Directive

As required by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, and the EU Money Laundering Directive, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and retained an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act and the EU Money Laundering Directive.

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

Regulators in the United States, including the CFTC and the NFA, continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2012, on a separate company basis, we were required to maintain approximately $67.2 million of minimum capital in the aggregate across all jurisdictions and approximately $26.1 million of minimum capital in the aggregate for our U.S. entity. As such, as of December 31, 2012, we had approximately $164.6 million of excess adjusted net capital over this required regulated capital in all jurisdictions and $27.4 in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors”, beginning on page 12 of this Annual Report.

Employees

As of December 31, 2012, we had a total of 792 full-time employees and 72 full-time contractors, 464 of which were based in the United States and 328 of which were based outside the United States. We have assembled what we believe is a highly talented group of employees many of whom have been with the firm since our founding. We believe our culture promotes a strong sense of loyalty, customer focus and high ethical standards. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Currency volatility in 2012 was low throughout the year. The Daily JPMorgan Global FX Volatility Index was down 22% on average in 2012 compared with 2011. This reduced volatility suppressed trading volumes in both retail and institutional markets. Significant swings in the market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

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

We are dependent on our risk management policies and the adherence to such policies by our trading staff. Our policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to market exposure, human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical changes in market prices. Our risk management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk management policies to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

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

Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the United States, we are principally regulated by the CFTC and the NFA. We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the FSA in the U.K., the SFC, the ASIC, the KLFB, the JFSA and the FFAJ. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FSA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. Among other things, we are subject to regulation with regard to:

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

Trading volume for 2012 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 48.7% of our total customer trading volume. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

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

We consult with local counsel in jurisdictions where our total retail trading volume per jurisdiction is greater than 1%. In the aggregate, these jurisdictions represent approximately 82.0% of our total retail customer trading volume. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. We generally do not consult with local counsel in jurisdictions where the total retail trading volume per jurisdiction is less than 1%. These jurisdictions represent approximately 18.0% of our total trading volume in the aggregate. In these jurisdictions that each have less than 1% of our total trading volume, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement. In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties and our contracts with customers may be void or unenforceable, which could lead to losses relating to restitution of client funds or principal risk on open positions. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of our business with customers in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations. If sanctions, fines, restrictions on our business or other penalties are imposed on us for failure to comply with applicable legal requirements, guidelines or regulations, our financial condition and results of operations, and our reputation and ability to engage in business, may be materially adversely affected.

We periodically evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels (firms that offer our trading services to their clients under their own brand name in exchange for a revenue sharing arrangement with us) operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions and, at any given time, are generally in various stages of updating our business practices in relation to various jurisdictions. For example, in 2010, we received a request from the JFSA, the regulatory authority responsible for the regulation of FX trading in Japan, that we submit a plan for coming into compliance with JFSA requirements with respect to transacting business with Japanese retail customers who register to trade with foreign entities not regulated by the JFSA. Accordingly, we submitted a plan to the JFSA to transfer our Japanese retail customers registered with any of our subsidiaries to our subsidiary, FXCMJ, which is also regulated with the KLFB in Japan. As of December 31, 2012, no Japanese clients are trading directly with an FXCM entity other than FXCMJ. In Canada, the securities and derivatives industry is governed locally by provincial or territorial legislation, and there is no national regulator. The regulation of FX products differs from province to province and territory to territory. For example, the provincial laws of British Columbia would require us to register as an investment dealer to offer our trading services directly. We previously conducted our business in British Columbia through an affiliate that was a registered exchange contract dealer with the British Columbia Securities Commission. We currently conduct our business in British Columbia through an arrangement with a registered investment dealer in Canada. In other provinces and territories in Canada, where we conduct the bulk of our Canadian business, we have historically provided our services directly from our U.S. facilities, without registering as a dealer in Canada. We are aware that local regulators in certain Canadian provinces and territories have begun to determine that FX trading services must be carried out through a registered investment dealer. Accordingly, we have entered an agreement with a registered investment dealer to address these regulatory developments.

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

In August 2011, Forex Capital Markets, LLC (“FXCM US”) entered into a settlement with the NFA. The settlement terms principally pertain to FXCM’s practice concerning the execution of price improvements or “positive slippage” in its trading execution system prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $2.0 million to the NFA and to provide restitution to the affected clients.

In October 2011, FXCM US entered into a settlement with the CFTC. The settlement principally addressed allegations regarding FXCM US’s failure to monitor and maintain its trading systems prior to August 2010. FXCM US had previously settled with the NFA for allegations regarding mainly the same underlying issues. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations, to pay a fine of $6.0 million to the CFTC and to provide restitution to the affected clients.

In September 2012, the FSA initiated investigations relating to the past trade execution practices of Forex Capital Markets Limited and FXCM Securities Limited. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. We expect settlement of this matter, including any administrative penalty, in the first quarter of 2013 and do not expect the ultimate settlement amount to differ materially from the amount accrued. A similar or related enforcement action may be brought against us, which could adversely affect our revenues and our ability to conduct our business as planned.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), enacted in July 2010 will have broad effects on the derivatives markets generally. In response to the rulemakings by the CFTC and SEC under the Dodd-Frank Act that defined the term “swap”, FXCM conducted an in-depth review of the products offered by the firm. As a precautionary measure, FXCM applied for registration as a “Swap Dealer” on December 31, 2012 and has been granted provisional status. FXCM will continue to monitor the applicability of the rules to the firm’s existing business practices. This law and related regulatory requirements may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse effect on our business and profitability.

The Internal Revenue Service (“IRS”) and Treasury Department recently issued final Treasury Regulations addressing withholding and information reporting requirements under the Foreign Account Tax Compliance Act (“FATCA”) in an attempt to combat offshore tax evasion and recoup tax revenues. Under FATCA, non-U.S. financial institutions generally will be required to enter into agreements with the IRS to identify financial accounts held by U.S. persons or entities with substantial U.S. ownership. FATCA is complex and its application to FXCM is uncertain at this time. Each U.S. customer doing business with the Company’s non-U.S. entities should consult its own tax adviser to obtain a more detailed explanation of FATCA and to learn how it might affect such customer in its specific circumstance, in particular if it may be, or hold its interest through any entity that is, classified, as a financial institution under FATCA. Compliance with FATCA could have a material adverse effect on our business.

The European Markets Infrastructure Regulation (“EMIR”) is at the end of a lengthy negotiation process and will significantly alter the structure of European OTC markets. Firms will need to clear all OTC derivative transactions. The scope of the clearing obligation will apply across the five main derivative asset classes (interest rate, equity, credit, commodity and foreign exchange. The scope of the clearing obligation will apply to all financial counterparties transacting in OTC derivatives, which will in practice include all banks, insurers and asset managers. In order to address concerns that regulators do not have a full picture of the exposures of the firms they regulate and the possible systemic implications these may pose, a number of trade repositories are being established where information on positions will be collected. EMIR will require all derivative transactions (OTC and exchange traded) entered into by European Union counterparties to be reported within one day of the execution of the contract. Both counterparties to the transaction will need to report, although firms will be able to do so on behalf of their clients. The list of products that will be required to be cleared has not yet been determined. However, it is clear that the reporting obligation will impact UK entities and an implementation plan has been established to ensure compliance with the EMIR requirements in this respect.

The FSA implemented the U.K. version of the Remuneration Code from January 1, 2011 to meet the remuneration provisions of the Capital Requirements Directive. The main features of the Code are that (a) it applies to senior management, risk takers and staff in control functions, collectively known as Code Staff (b) at least 40% of a bonus must be deferred over a period of at least three years for all “Code Staff” (c) at least 50% of any bonus must be made in shares, share linked instruments or other non-cash instruments and (d) firms must not offer guaranteed bonuses of more than one year. The Code is applied on a proportionate basis, taking into account and firm’s size, internal organization and nature and complexity of their activities. On this basis the U.K. entities fall in to tier three of four categories.

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

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices and securities business. As of December 31, 2012, on a separate company basis, we were required to maintain approximately $67.2 million of minimum net capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, in 2010, the FSA increased our capital requirements in the U.K. and may do so again in the future. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

The Basel Committee on Banking Supervision has proposed a new regime for regulatory capital and liquidity, known as Basel III. The majority of these proposals were issued on December 16, 2010. The proposals include more restricted definitions of what counts as eligible regulatory capital, liquidity standards, and reform of counterparty credit risk rules. On July 20, 2011, the European Commission published its proposals for the implementation of Basel III capital requirements into EU law through the Capital Requirements Regulation and Directive (known as CRD IV). These proposals will not be debated by the EU Parliament until April 2013. The proposed implementation date of these proposals has been announced. It is proposed that this legislation will enter into force on January 1, 2013 and will be gradually brought into force, applying in full from January 1, 2019.

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

Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a periodic basis, and to report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our subsidiaries.

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

The legislative and regulatory environment in which we operate has undergone, and is undergoing, significant changes in the recent past and there may be future regulatory changes affecting our industry. The financial services industry in general has been subject to increasing regulatory oversight in various jurisdictions throughout the world, including the jurisdictions in which we operate. We have benefited from recent regulatory liberalization in several emerging markets in developing regions enabling us to increase our presence in those markets. Our ability to continue to expand our presence in these regions, however, will depend to a large extent upon continued evolution of the regulatory environment in these several markets, and there is no assurance that favorable regulatory trends will continue. Moreover, we currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until regulatory barriers to international firms in certain of those markets are modified. Consequently, our recent success in various regions may not continue or we may not be able to develop our business in emerging markets as we currently plan. To the extent current activities are deemed inappropriate, we may incur a disruption in services offered to current customers as we are forced to comply with additional regulations.

Registration as a Swap Dealer could subject the Company to additional regulation and compliance requirements which could materially adversely affect its business and financial condition.

Recently adopted rules under the Dodd-Frank Act have established a comprehensive new regulatory framework for the derivatives markets generally. In response to the Dodd-Frank rulemakings that further defined “swap”, we conducted an in-depth review of the products offered by the firm and, as a precautionary measure, applied for registration as a Swap Dealer on a provisional basis with the NFA on December 31, 2012.

The impact of registration as a Swap Dealer on the Company remains unclear. However, additional regulation and ongoing compliance of any kind may carry additional expense and new challenges for our management team and may have a material adverse effect on our business and financial condition.

We will continue to monitor the applicability of the rules to the firm’s existing business practices.

Attrition of customer accounts and failure to attract new accounts could have a material adverse effect on our business, financial condition and results of operations and cash flows. Even if we do attract new customers, we may fail to attract the customers in a cost-effective manner, which could materially adversely affect our profitability and growth.

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2012, we incurred advertising and marketing expenses of $30.9 million. Although we have spent significant financial resources on advertising and marketing expenses and plan to continue to do so, these efforts may not be a cost-effective way to attract new customers. In particular, we believe that while rates for desirable advertising and marketing placements, including online, search engine, print and television advertising fell in 2009 and 2010 due to the overall economic slow-down, those rates began to increase in 2011 and 2012 and are likely to increase in the foreseeable future. As a result, we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation by the CFTC and NFA. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

Please see “Item 3. Legal Proceedings” beginning on page 39 of this Annual Report for a description of pending material legal proceedings we are currently involved in.

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

We currently allow our customers to use credit cards to fund their accounts with us. There is a risk that in the future, new regulations or credit card issuing institutions may restrict the use of credit and debit cards as a means to fund accounts used to trade in investment products. Recently, the NFA has published a request for comments on a rule proposal to prohibit the use of credit cards to fund customer trading accounts. Deposits from credit cards, globally, represented less than 10% of total cash deposits in 2012 whereas deposits from credit cards of U.S. customers represented less than 3% of total cash deposits in 2012. The elimination or a reduction in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the United States, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We completed our acquisition of ODL, a London-based broker dealer of FX, CFDs, spread betting, stocks and options with substantial business in U.K. and Europe on October 1, 2010. In March 2011 and October 2011, we acquired the retail FX businesses of FXCMJ, formerly GCI, and the Japanese FX broker Foreland, respectively. In June 2012, we acquired a controlling interest in Lucid, an electronic market making and trading firm. The process of integrating the operations of these entities with ours may require a disproportionate amount of resources and management attention as the acquisitions will increase the geographic footprint of our operations, especially in Asia, Europe and the Middle East. Any substantial diversion of management attention or difficulties in operating any of the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of any of the operations of these entities with ours may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, customers from these entities may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of the combined business, both of which could materially adversely affect our revenue and results of operations.

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

We are subject to a variety of new risks as a result of our acquisition of Lucid Markets

As a result of our acquisition of Lucid we are exposed to a variety of new risks, including:

•	Significant fluctuations in our revenues and profitability from period to period;
•	Risk of trading losses;
•	Competition from new competitors; and
•	Our failure to implement and apply new risk management controls and procedures.

Lucid’s revenues and operating results vary significantly from period to period, whether due to movements and trends in the underlying markets, to competitors who are willing to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to fluctuations in trading levels or otherwise. As a result, our revenues and profitability may be subject to significant fluctuations or declines.

As a market maker, Lucid provides liquidity by buying from sellers and selling to buyers. Lucid Markets may accumulate significant positions preceding unfavorable price movements in currencies, creating the potential for trading losses. Should these events occur or increase in frequency or magnitude, we could experience material losses.

As a result of our acquisition of Lucid business we have new competitors. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and therefore, may be better able to respond and to compete for market share generally. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially affect our business, financial condition and results of operations and cash flows.

Lucid is dependent on risk management policies and the adherence to such policies by trading staff. Policies, procedures and practices are used to identify, monitor and control a variety of risks, including market risk and risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. We may need to continually implement and apply new risk management controls and procedures as a result of our acquisition of Lucid Markets. We may not successfully implement and apply risk management policies and procedures that will identify, monitor and control the risks associated with principal trading.

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

For example, we introduced trading in CFDs. Through our acquisition of ODL, we increased the size of our CFD business and added spread betting and equity options. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, FXCM Securities Limited and Forex Capital Markets Limited (which are licensed with the FSA in the U.K.), FXCM Australia Limited (which is licensed with the ASIC) and FXCMJ (which is licensed with the JFSA and a member of the FFAJ) offer and sell CFDs outside the United States in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the United States by us and are not eligible for resale to U.S. persons. They are not registered with the SEC or any U.S. regulator. CFDs may not be enforceable in the United States. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 17.3% of our revenues from our CFD business.

We have recently begun offering retail clients trading through a principal model in addition to agency model, which will expose us to additional risks, including the risk of material trading losses.

We have recently begun to offer our smaller retail clients the option to trade through a principal model. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. In the principal model, however, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party As a result, we may incur trading losses using principal model execution for a variety of reasons, including:

•	Price changes in currencies;
•	Lack of liquidity in currencies in which we have positions; and
•	Inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding currency quotes and is designed to publish prices reflective of prevailing market conditions throughout the trading day.

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

In addition, the revenues we expect to record from our principal model broker activities consists primarily of trading gains and losses, and are more affected by market volatility.

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

We have, from time to time, financed our liquidity needs in part from borrowings made under a revolving credit facility. On November 8, 2012, we entered into an amendment to our credit agreement which now provides us with the ability to borrow up to $155.0 million. The credit agreement for our revolving credit facility contains a number of restrictive covenants including, among others, covenants relating to consolidated leverage ratio, excess net capital requirements, and net unhedged exposure. The credit agreement also contains financial covenants relating to limitations on liens, investments, payments, fundamental changes, dispositions, the incurrence of indebtedness, and transactions with affiliates. The credit agreement contains customary events of default, including, among others, non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the financial and other covenants contained in the credit agreement; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Failure to comply with these restrictive or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt or it would have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2012, the outstanding balance under the credit facility was $85 million. See Note 20 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for further information on our credit facility.

Despite current indebtedness levels associated with our credit facility, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our current leverage.

We may be able to incur substantial additional indebtedness in the future. Under certain circumstances, the credit facility may be increased during the term of the credit agreement by up to $155.0 million. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2012, we generated approximately 90.0% of our customer trading volume from customers outside the United States. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These businesses, legal and tax risks include:

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

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the recent decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. For both years ended December 31, 2012 and 2011, our interest income was approximately $3.6 million. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

In addition, this decline in interest rates has narrowed cross-border interest rate differentials, which has adversely affected the “carry trade”, a once popular investing strategy which involves buying a currency that offers a higher interest rate while selling a currency that offers a lower interest rate. We believe the decline in the carry trade has resulted in a decrease in retail FX volume. Accordingly, our growth could be impeded if cross-border interest rate differentials remain compressed.

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

We rely on third party financial institutions to provide us with FX market liquidity. These FX market makers, although under contract with us, have no obligation to provide us with liquidity and may terminate our arrangements at any time. We also rely upon these FX market makers to provide us with competitive FX pricing which we can pass on to our customers. In the event we lose access to the competitive FX pricing and/or liquidity levels that we currently have, we may be unable to provide competitive FX trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows. When we act as a riskless principal between our customers and our FX market makers, we provide our customers with the best bid and offer price for each currency pair from our FX market makers plus a fixed markup. When a customer places a trade and opens a position, we act as the counterparty to that trade and our system immediately opens a trade between us and the FX market maker who provided the price that the customer selected. In the event that an offsetting trade fails, we could incur losses resulting from our trade with our customer.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2012, 43 financial institutions held our funds and our customer funds of $1.5 billion, of which HSBC held approximately 12.8%, Bank of America held approximately 11.1% and Nomura held approximately 26.0%. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. Moreover, in aggregate, HSBC, Bank of America and Nomura holds in excess of 50.0% of our entire customer and our funds, if any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

Most of the institutional customers that use our institutional trading platforms trade via credits and limits set by the customers’ prime brokers and by our prime brokers. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. We also, in certain situations, act in the capacity of prime broker to a select number of institutional customers that use our institutional trading platform

As of December 31, 2012, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have not suffered, nor do we anticipate suffering, losses due to failure to repay amounts credited to those certain institutional customers.

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

We rely on certain third party computer systems or third party service and software providers, including technology platforms, back-office systems, internet service providers and communications facilities. For example, for the year ended December 31, 2012, approximately 8% of our trading volume was derived from trades utilizing the Meta Trader 4 platform, a third-party technology platform we license that is popular in the international trading community and offers our customers an alternative trading interface. Any interruption in these third party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

As of December 31, 2012, the members of FXCM Holdings, LLC controlled approximately 57% of the combined voting power of our Class A and Class B common stock. Accordingly, the members of FXCM Holdings, LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of December 31, 2012, the members of FXCM Holdings, LLC owned 57% of the Holdings Units. Because they hold their ownership interest in our business through FXCM Holdings, LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if FXCM Holdings, LLC makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in FXCM Holdings, LLC and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of FXCM Holdings, LLC may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our IPO, whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence”.

The members of FXCM Holdings, LLC could take steps so that we would qualify for exemptions from certain corporate governance requirements available to a “controlled company” within the meaning of the New York Stock Exchange rules.

The members of FXCM Holdings, LLC control a majority of the combined voting power of all classes of our voting stock. Under the New York Stock Exchange corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors. While we do not currently intend to take advantage of the exemptions available to a “controlled company” under the New York Stock Exchange corporate governance standards, if we were to do so we would not be required to have a majority of independent directors and our compensation and corporate governance and nominating committees would not be required to consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

We expect that the payments that FXCM Inc. may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement relating to the purchase by FXCM Inc. of Holdings Units as part of the IPO to aggregate $71.7 million and to range over the next 15 years from approximately $3.4 million to $7.4 million per year and decline thereafter. Future payments to our pre-IPO owners in respect of 2012 exchanges are in addition to these amounts and aggregate to $28.9 million, the amounts per year ranging from approximately $1.0 million to $2.7 million over the next 15 years. The foregoing numbers are merely estimates, and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by FXCM Holdings, LLC are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

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

As of December 31, 2012, we had an aggregate of more than 2.98 billion shares of Class A common stock authorized but unissued, including approximately 57.98 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,295,000 shares for issuance under our 2010 Long Term Incentive Plan, including, as of December 31, 2012, 8,817,890 shares issuable upon the exercise of stock options that we have granted to our officers, employees and independent contractors and 85,890 shares issuable upon the exercise of stock options that we have granted to our outside directors. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters are located at 55 Water Street, 50th Floor, New York, NY 10041, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Milan, Athens, Hong Kong, Sydney, Tel-Aviv, Chile, Beirut and Tokyo. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

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

In August 2011, Forex Capital Markets LLC (“US”) entered into a settlement with the NFA. The settlement terms principally pertain to US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $2.0 million to the NFA and to provide restitution to the affected clients.

In October 2011, US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding US’s failure to monitor and maintain its trading systems prior to August 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $6.0 million to the CFTC and to provide restitution to the affected clients.

We incurred costs of approximately $16.3 million relating to these matters which are included in General and administrative in the consolidated statement of operations. Additionally, in June 2011, US entered into an agreement with certain founding members of Holdings, whereby these members reimbursed US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income as the expense was allocated to the respective founding members as permitted under the terms of Holdings LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

In October, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against US, ODL Securities, Inc. and ODL Securities, Ltd. (the “Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FXCM Securities Limited (“FSL”), FXCM, Inc., and Holdings as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. Thereafter, the parties engaged in non-binding mediation. Ultimately a settlement was reached in the amount of $0.7 million which was approved by the Bankruptcy Court on June 20, 2012.

In September 2012, the FSA initiated investigations relating to the past trade execution practices of Forex Capital Markets Limited and FSL. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. The Company expects settlement of this matter, including any administrative penalty, in the first quarter of 2013 and does not expect the ultimate settlement amount to differ materially from the amount accrued.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.5 million as of December 31, 2012.

In view of the inherent difficulty of predicting the outcome of litigation and claims, we cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the our results of operations or cash flows for any particular reporting period.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on New York Stock Exchange under the symbol “FXCM”. The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange from December 2, 2010, the first day of trading following our initial public offering, through our fiscal year end on December 31, 2012. The initial public offering price was $14.00 per share.

Fiscal 2012	Low	High
First Quarter	$9.46	$13.50
Second Quarter	$9.58	$13.42
Third Quarter	$8.60	$12.00
Fourth Quarter	$8.96	$10.39

Fiscal 2011	Low	High
First Quarter	$11.22	$14.80
Second Quarter	$8.80	$14.40
Third Quarter	$8.13	$14.30
Fourth Quarter	$8.70	$14.09

Fiscal 2010	Low	High
December 2 to December 31, 2010	$12.05	$15.34

Our Class B common stock is not publicly traded.

Holders of Record

On March 2, 2013, there was 1 holder of record of our Class A common stock and 43 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

We declared a quarterly dividend of $0.06 per share on our outstanding Class A common stock during 2012. Following is a summary of dividends declared per share of Class A common stock during fiscal year 2012 (in thousands, except per share amounts):

Date of Declaration	Dividend per share	Record Date	Payment Date	Total Amount
March 14, 2012	$0.06	April 19, 2012	April 30, 2012	$1,258,598
May 9, 2012	$0.06	June 19, 2012	June 29, 2012	1,420,585
August 9, 2012	$0.06	September 19, 2012	October 1, 2012	2,053,736
November 8, 2012	$0.06	December 19, 2012	December 31, 2012	2,081,016

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

The Company made distributions to the holders of Holding Units of FXCM Holdings, LLC in the amount of $14.9 million and $29.9 million during 2012 and 2011, respectively. Distributions to the holders of Holding Units during 2010 that were made prior to our IPO amounted to $71.0 million. These distributions exceeded the amounts distributed to members pursuant to the tax distribution provisions of the then-effective limited liability company agreement of FXCM Holdings, LLC. We anticipate that future distributions by FXCM Holdings, LLC to FXCM Inc. and the other members of FXCM Holdings, LLC generally will not significantly exceed the amounts distributed to members pursuant to the tax distribution provisions of the amended and restated limited liability company agreement of FXCM Holdings, LLC, although future distributions may from time to time exceed such amounts.

Purchases of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the quarter ended December 31, 2012, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 10: October 1, 2012 to October 31, 2012	—	—	—	21,453,855.97
Month 11: November 1, 2012 to November 30, 2012	92,800	9.51	2,737,334	50,571,523.51
Month 12: December 1, 2012 to December 31, 2012	432,400	10.18	3,169,734	46,167,446,96
Total	525,200	$9.91	3,169,734	$46,167,446.96

*	As of Settlement Date
**	Average Price including Commission

On May 17, 2011, the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan and on November 8, 2012 the Company announced that its board of directors increased its share repurchase program an additional $30.0 million, bringing the total authorization to $80.0 million. As of December 31, 2012 the Company had repurchased a total of 3,169,734 shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date. All of the above repurchases were part of this program.

Item 6. Selected Financial Data

The selected financial data set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from such forward looking statements due to a number of factors, including those set forth in Item 1A. Risk Factors.

The following table sets forth Selected Historical Consolidated Statement of Financial Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Consolidated Statements of Operations Data
Revenues
Retail trading revenue	$339,685	$363,774	$318,472	$291,668	$281,385
Institutional trading revenue	62,033	28,908	27,833	21,107	18,439
Trading revenue	401,718	392,682	346,305	312,775	299,824
Interest income	3,571	3,644	2,373	1,289	9,085
Interest expense	277	329	116	125	2,168
Net interest revenue	3,294	3,315	2,257	1,164	6,917
Other income	12,303	19,581	11,599	8,666	13,731
Total revenues	417,315	415,578	360,161	322,605	320,472
Operating Expenses
Referring broker fees	76,585	92,832	81,365	76,628	64,567
Compensation and benefits	105,779	95,086	76,195	62,588	54,578
Advertising and marketing	30,860	34,897	23,788	29,355	24,629
Communication and technology	37,113	31,869	27,120	24,026	21,311
Trading costs, prime brokerage and clearing fees	16,935	8,167	6,597	4,542	2,655
General and administrative	63,043	63,077	31,480	21,911	17,592
Depreciation and amortization	36,773	20,053	9,306	6,542	6,095
Total operating expenses	367,088	345,981	255,851	225,592	191,427
Total operating income	50,227	65,597	104,310	97,013	129,045
Other Expense
Interest on borrowing	2,763	—	—	—	—
Income before income taxes	47,464	65,597	104,310	97,013	129,045
Income tax provision	8,986	10,816	4,149	10,053	8,872
Net income	38,478	58,781	100,161	86,960	120,173
Net income attributable to non-controlling interest in FXCM Holdings, LLC	23,131	46,045	100,015	86,960	120,173
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	6,389	—	—	—	—
Net income attributable to FXCM Inc.	$8,958	$12,736	$146	$—	$—
Weighted average shares of Class A common stock outstanding	24,086	16,567	17,319	—	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.
Basic	$0.37	$0.77	$0.01	—	—
Diluted	$0.37	$0.77	$0.01	—	—
Consolidated Statements of Financial Condition Data
Cash and cash equivalents	$272,332	$184,721	$193,330	$139,858	$179,967
Cash and cash equivalents, held for customers	$1,190,762	$1,046,983	$641,152	$353,825	$253,391
Total assets	$2,065,170	$1,487,133	$1,047,793	$517,936	$451,044
Customer account liabilities	$1,190,762	$1,046,984	$641,152	$353,825	$253,391
Total equity	$574,915	$293,432	$268,007	$130,788	$140,454

OVERVIEW

Industry Environment

Economic Environment — Currency volatility in 2012 was low throughout the year. The daily JPMorgan Global FX Volatility Index was down 22% on average in 2012 compared with 2011. This reduced volatility suppressed trading volumes in both retail and institutional markets.

Volatility in the currency markets significantly impacts customer trading volumes which in turn impacts our financial performance. In general, in periods of elevated volatility customer trading volumes tend to increase, however, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

Competitive Environment — The retail FX trading market is highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include U.S. based retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to continue to remain strong for the foreseeable future.

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

Business Strategy

Since our inception, we have pursued a strategy to grow the business to reap the benefits of scale and the protection of diversified sources of revenue.

•	Increase our Scale Goal: Operating efficiency, sustainable results, resilience across good/bad markets
º	Organic growth supplemented by selective acquisitions
º	Take advantage of market turbulence to increase share
º	Expand distribution through white labels and similar relationships
•	Build a Diversified Revenue Base Goal: Exploit global opportunities, protection against downturns in a geography or segment
º	Establish/expand presence in best markets globally
º	Offset declines in one jurisdiction with growth from others
º	Increase institutional presence to balance our strength in retail

Executive Summary

In 2012, we experienced some of the lowest currency volatility in recent history, with annual averages down 22% from the year prior and the monthly average at year end 43% lower than December of last year. In fact, currency volatility has been declining steadily for many years and finished the year at levels we have not seen since mid 2007. Despite these difficult market conditions, our scale and diverse revenue base enabled us to grow revenues, active accounts modestly while making solid improvements in client equity and cash from operations. Some of our achievements in 2012 include successfully expanding our distribution by adding white label partners including two with significant potential in E*Trade and Barclays; completing integration of three Japanese brokers to create one of the top 10 FX brokers by volume in Japan; and adding scale and diversity in our market segments by purchasing Lucid and launching FastMatch. Our retail and institutional revenue mix has moved from Institutional contributing 7% in 2011 to 15% in 2012 and would have been 25% with a full year of contributions from Lucid. We are also more diversified geographically — volumes from U.S. clients represent 11% of our total in 2012, vs. 21% in 2010. We believe this further diversification will better prepare for unfavorable market conditions, including changes in the regulatory environment.

Our focus on growing retail customer equity was one of the reasons why we were able to maintain volume levels despite the drop in currency volatility. In addition, selective acquisitions of ODL, GCI and Foreland have added to our organic growth and contributed to our growing our client equity by more than 4x since 2008. We believe with $1.2b in customer assets, a cumulative annual growth of 47% over the last four years, we are in an excellent position to take advantage of improved market conditions.

Looking ahead to 2013, we are optimistic that market conditions will improve and our focus on diversification should translate into higher volumes and ultimately generate better returns. If conditions slow again or adverse regulatory changes are enacted, we believe we can hold our course better than our competitors and continue to gain market share. Regulatory changes have been a constant in our market for the past 4 years and we expect this will continue in 2013. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations some already enacted, some proposed and some potential, which will impact other assets classes making spot FX more attractive; or impacting other FX brokers presenting opportunities. We believe regulatory changes, market conditions and the importance of scale will continue to fuel consolidation in 2013 across all major geographies. We would expect to continue to be active but selective in making acquisitions throughout the upcoming year.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts —high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from CFD trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For both the years ended December 31, 2012 and 2011, 27% of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading segment, FXCM Pro, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through our subsidiary Lucid. The income we earn on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through FXCM Securities Limited we earn commission revenues through equity and related brokerage activities.

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

Compensation and Benefits Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. The Lucid acquisition resulted in $9.4 million of deferred compensation of which $1.7 million was recognized as expense for the year ended December 31, 2012. See “Results of Operations, Acquisitions” for additional details.

At the time of our IPO and in 2011 and 2012, we granted awards of stock options to purchase shares of our Class A common stock pursuant to the our Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. We recorded stock compensation expense of $10.2 million and $9.5 million for the year ended December 31, 2012 and 2011, respectively, related to these awards which is included in compensation and benefits. The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by our Executive Compensation Committee (the “Committee”). During the year ended December 31, 2012, we granted 945,847 of its Class A common stock as Other Equity Awards. The Other Equity Awards were fully vested at the date of the grant. Stock compensation expense of $11.1 million for this Other Equity Awards is included in Compensation and benefits for the year ended December 31, 2012. See Note 15 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

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

Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisitions of ODL, FXCMJ”, Foreland and Lucid.

Income Taxes — Our sole operating subsidiary, Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, FXCM Holdings, LLC’s income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, subsequent to the IPO, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holding’s whose income is included in Net income attributable to non-controlling interest.. Prior to the IPO, we operated as a limited liability company that was treated as a partnership for U.S. federal income tax. As a result, our income from U.S. operations was not subject to U.S. federal income tax because the income was attributed to its members and included in the tax returns of its members.

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to FXCM Holdings, LLC’s operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings, LLC and, through FXCM Holdings, LLC and its subsidiaries, conduct our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of FXCM Holdings, LLC is reflected as a non-controlling interest in the consolidated financial statements of FXCM Inc. We also consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the other Lucid members is reflected as a non-controlling interest in the consolidated statements of FXCM Inc.

Segment Information

ASC Topic 280, Segment Reporting — The FASB establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 24 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our board of directors approved the repurchase of $30.0 million and $20.0 million of its Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, the Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of December 31, 2012, we had repurchased 3.2 million shares for $33.8 million under these authorizations.

Pursuant to an agreement between the FXCM Inc. and Holdings, anytime the FXCM Inc. repurchases shares of its Class A common stock FXCM Holdings enters into an equivalent Holding Unit transaction with the FXCM Inc. Therefore, as of December 31, 2012, FXCM Holdings has repurchased 3.2 million of Holding Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

Credit Agreement

In December 2011, we entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provided for a revolving credit line of up to $75.0 million. The credit facility is guaranteed by certain subsidiaries of ours and is secured by a pledge of all of the equity interests in certain of our domestic subsidiaries and 65% of the voting equity interests in certain of our foreign subsidiaries. On November 8, 2012, we entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides us with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, we received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Acquisitions

On June 18, 2012 (the “Acquisition Date”), we acquired a 50.1% controlling interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K., to expand the our presence and capabilities in the institutional marketplace. As consideration, we issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. Any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from closing will be restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by us.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Acquisition Date. This resulted in the recording of intangible assets of $84.9 million primarily related to proprietary technology which will be amortized over a weighted average life of 4.1 years. Goodwill of $236.5 million was recorded as the excess over the estimated fair value of the net assets acquired. In addition, the estimated fair value assigned to the Lucid Liquidity Restriction was $9.4 million which is accounted for as deferred compensation and recognized over a 3 year term.

On October 7, 2011 and March 31, 2011, we acquired a 100% interest in Foreland (the “Foreland acquisition”) and FXCMJ (the “FXCMJ Acquisition”), respectively, two Japan based foreign exchange providers. The acquisitions were designed to increase our profile in the Japanese market and accelerate its growth in Asia, utilizing Foreland and FXCMJ’s relationships and sales force. As consideration, we provided $37.7 million and $15.7 million in cash, respectively.

On October 1, 2010, we acquired a 100% interest in ODL, a leading broker of FX, CFDs, spread and equity options headquartered in the U.K. (the “ODL Acquisition”). The ODL Acquisition was designed to increase our profile in the U.K. market and accelerate our growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, we provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The acquisitions noted above resulted in a significant increase in goodwill and intangible assets in our consolidated statements of financial condition. Intangible assets acquired include non-compete agreements, retail customer relationships, institutional customer relationships, trade name and other items.

The acquisitions noted above will result in a significant increase in amortization of intangible assets in our consolidated statements of operations and comprehensive income as these intangible assets are amortized over their estimated useful lives. In addition, the acquisitions of these entities contributed to year over year revenue and operating expense fluctuations highlighted in our discussion of year over year results since we begin reporting their respective revenues and operating expenses as of the acquisition date. Therefore, a full year of their associated revenues and operating expenses are not reflected in the year in which the respective entity was acquired.

Year Ended December 31, 2012 and 2011

The following table sets forth our consolidated statement of operations and income for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$339,685	$363,774
Institutional trading revenue	62,033	28,908
Trading revenue	401,718	392,682
Interest income	3,571	3,644
Brokerage interest expense	277	329
Net interest revenue	3,294	3,315
Other income	12,303	19,581
Total net revenues	417,315	415,578
Operating Expenses
Referring broker fees	76,585	92,832
Compensation and benefits	105,779	95,086
Advertising and marketing	30,860	34,897
Communication and technology	37,113	31,869
Trading costs, prime brokerage and clearing fees	16,935	8,167
General and administrative	63,043	63,077
Depreciation and amortization	36,773	20,053
Total operating expenses	367,088	345,981
Total operating income	50,227	69,597
Other Expense
Interest on borrowings	2,763	—
Income before income taxes	47,464	69,597
Income tax provision	8,986	10,816
Net income	38,478	58,781
Net income attributable to non-controlling interest in FXCM Holdings, LLC	23,131	46,045
Net income attributable to non-controlling interest in Lucid	6,389	—
Net income attributable to FXCM Inc.	$8,958	$12,736

Highlights

•	On June 18, 2012, we consummated the acquisition of Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. Our acquisition of Lucid is intended to expand our presence and capabilities in the institutional marketplace.
•	In 2012, we experienced significant growth in institutional trading with a 114.6% increase in institutional trading revenue to $62.0 million primarily as a result of the acquisition of Lucid. Revenues from Lucid were 10.1% or $42.2 million of our total net revenues since its acquisition.
•	Total net revenues increased $1.7 million or 0.4% to $417.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 as institutional trading revenues increased with the Lucid acquisition, offset by 6.6% and 37.2% decline in retail trading revenues and other income, respectively. Retail trading revenues declined as a result of lower volatility, decreased trading volume of 4.6% and a 2.1% decrease in markup to $94 per million traded. Other income decreased due to the recognition of $6.0 million in deferred revenue in 2011 resulting from the termination of an agreement to provide trade execution services to FXCMJ and the inclusion of non-recurring income of $3.3 million attributable to the remeasurement of a liability pursuant to the tax receivable agreement to reflect our revised U.S. federal tax rate in 2011.
•	Net income decreased 34.5% or $20.3 million to $38.5 million for the year ended December 31, 2012 versus the year ended December 31, 2011 as a result of the acquisitions of Lucid, Foreland, and FXCMJ in June 2012, October 2011 and March 2011, respectively, including higher amortization of intangibles relating to these acquisitions. Net income also decreased due to the inclusion of compensation costs of $13.8 million in connection with the renegotiation of certain employment contracts and the Lucid acquisition, offset by lower referring broker, advertising and marketing and general and administrative costs during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenues

	December 31, 2012	December 31, 2011
	(In thousands)
Revenues:
Retail trading revenue	$339,685	$363,774
Institutional trading revenue	62,033	28,908
Trading revenue	401,718	392,682
Interest income	3,571	3,644
Brokerage interest expense	277	329
Net interest revenue	3,294	3,315
Other income	12,303	19,581
Total net revenues	$417,315	$415,578
Customer equity	$1,190,762	$1,046,983
Tradable accounts	190,217	194,606
Active accounts	170,930	163,094
Total retail trading volume(1) (billions)	$3,601	$3,774
Retail trading revenue per million traded(1)	$94	$96
Institutional Trading Volumes(1) (billions)	$1,179	$1,171

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $24.1 million or 6.6% to $339.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the decline in retail trading volume of 4.6% resulting from lower volatility in the currency markets and the effect of that on customer volumes and a 2.1 % decrease in markup to $94 per million resulting from a higher proportion of volume coming from higher volume retail clients trading on lower average markups. The impact of lower volatility in the currency markets was dampened by growth in customer equity. In 2012, we grew customer equity by 14% to $1.2 billion.

Institutional trading revenue increased by $33.1 million or 114.5% to $62.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The net increase of $33.1 million was due to the inclusion of $42.2 million of Lucid’s revenue in the year ended December 31, 2012 offset by a decline of $9.1 million or 31.4% in revenue earned by our other institutional business. The decline of $9.1 million in our other institutional business is attributable to a 32.0% lower markup. In 2012, despite the low volatility in currencies and a de-risking by a number of market participants, resulting in lower volumes generally in the institutional FX market, our institutional trading volume increased 1% when compared to last year. We believe this performance was due to the migration of clients from a third party platform to an in-house platform in which we passed the savings that resulted from migration to customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup.

Net interest revenue remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Other income decreased by $7.3 million or 37.2% to $12.3 million. Other income in 2011 included the recognition of $6.0 million in previously deferred revenue recognized upon the termination of an agreement to provide trade execution services to FXCMJ prior to our acquisition and the inclusion of non-recurring income of $3.3 million attributable to the remeasurement of a liability pursuant to the tax receivable agreement to reflect our revised U.S. federal tax rate. When excluding these items, other income increased $2.0 million or 19.3%. The $2.0 million increase is attributable to $2.4 million of account maintenance fees (these fees were $2.5 million for the year ended December 31, 2011 and were included in Retail trading revenue) and a $1.4 million gain from a settlement with the former owners of ODL. This was partially offset by a $1.0 million decline in ODL’s brokerage activities business and a decrease in service licensing fees of $0.7 million.

Expenses

	December 31, 2012	December 31, 2011
	(In thousands)
Expenses:
Referring broker fees	$76,585	$92,832
Compensation and benefits	105,779	95,086
Advertising and marketing	30,860	34,897
Communication and technology	37,113	31,869
Trading costs, prime brokerage and clearing fees	16,935	8,167
General and administrative	63,043	63,077
Depreciation and amortization	36,773	20,053
Total expenses	$367,088	$345,981

Referring broker fees decreased $16.2 million or 17.5% to $76.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in referring broker fees is correlated to the decrease in indirect volume of 17.9% during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Compensation and benefits expense increased $10.7 million or 11.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The $10.7 million net increase in compensation and benefits is primarily due to: (i) $12.1 million of expense related to equity based compensation issued in connection with the renegotiation of certain employment contracts; (ii) $1.7 million associated with the amortization of the deferred compensation in relation to the Lucid acquisition and (iii) $1.9 million due to a full year of expense in 2012 for Foreland and FXCMJ. This was partially offset by $4.2 million of lower employee bonus expense and $1.5 million of additional compensation that was capitalized.

Advertising and marketing expense decreased $4.0 million or 11.6% to $30.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is partly due to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011. Advertising and marketing costs have also decreased in line with our cost reduction strategies.

Communication and technology expense increased $5.2 million or 16.5% to $37.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The $5.2 million net increase is primarily attributable to (i) $1.3 million due to a full year of expense in 2012 for Foreland and FXCMJ; (ii) $0.6 million due to the inclusion of Lucid’s expenses and (iii) $3.0 million of additional expense relating to database infrastructure upgrade and support services.

Trading costs, prime brokerage and clearing fees increased $8.8 million or 107.4% to $16.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The inclusion of Lucid in the results for the year ended December 31, 2012 amounted to $11.1 million which was offset by renegotiated lower prime brokerage fees and the migration of transactions to lower cost providers. In connection with the Lucid acquisition, we began reporting Trading costs, prime brokerage and clearing fees separately since these costs are a significant component of Lucid’s costs base. In prior periods, Trading costs, prime brokerage and clearing fees were not material and were reported as a component of General and administrative expense. The decrease in General and administrative expense was 0.1% to $63.0 million during the year ended December 31, 2012 compared to the year ended December 31, 2011.

General and administrative expense in 2011 included a $16.3 million expense relating to our settlement with the CFTC and the NFA regarding trade execution activities. In addition, general and administrative expenses in 2011 included $4.4 of costs relating to the relocation of our corporate headquarters. When excluding these charges, general and administrative expense increased $12.4 million or 24.4%. The $12.4 million increase is primarily attributable to (i) $2.8 million due to a full year of expense in 2012 for Foreland and FXCMJ; (ii) $1.4 million of one-time costs incurred in 2012 related to the relocation of FXCMJ’s operations and system redundancy; (iii) $2.4 million expense resulting from a system error while integrating FXCMJ’s platform; (iv) $2.6 million of expense related to a reserve established to settle certain trading system matters with the JFSA regarding trade execution activities (v) $1.2 million expense related to an extraordinary levy by the U.K. FSA on all of its members; and (vi) $3.0 million in increased professional fees relating our acquisition of Lucid and higher accounting and auditing fees.

Depreciation and amortization expense increased $16.7 million or 83.4% to $36.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The $16.7 increase is primarily attributable to $11.4 of expense due to the amortization of intangibles related to the Lucid acquisition, $1.6 million of the increase due to a full year of expense for FXCMJ’s and Foreland’s and $3.6 million due to higher capitalized software amortization.

Non-Operating Expenses

	December 31, 2012	December 31, 2011
	(In thousands)
Interest on borrowing	$2,763	—

Interest on borrowing of $2.8 million for the year ended December 31, 2012 consists of $1.2 million related to the Credit Agreement and $1.6 million related to the notes issued in connection with Lucid Acquisition. We did not incur interest expense in 2011 because we had no outstanding borrowings.

Income Taxes

	December 31, 2012	December 31, 2011
	(In thousands, except percentages)
Income before income taxes	$47,464	$69,597
Income tax provision	$8,986	$10,816
Effective tax rate	18.9%	15.5%

Our income tax provision decreased $1.8 million or 16.9% to $9.0 million for the year ended December 31, 2012 compared to the same period in 2011. Our effective rate increased to 18.9% for the year ended December 31, 2012 from 15.5% for the year ended December 31, 2011.

Our effective tax rate is lower than the U.S. federal statutory rate because it includes a rate benefit attributable to the fact that our operating subsidiary, Holdings is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings income from its U.S. operations is not subject to U.S. federal and state income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to us and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

The increase in the effective tax rate for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in our ownership in Holdings. The increase in our ownership in Holdings is due to members of Holdings exchanging their membership units for our Class A common stock. Our effective tax rate will continue to increase as additional exchanges occur. The effect of Holdings member unit exchanges is partially offset by our Class A Common Stock repurchases. Anytime we repurchase shares of our Class A common stock, Holdings enters into an equivalent Holdings membership unit transaction with us. The effect of these repurchases decreases our ownership in Holdings. Please refer to Note 4 to our consolidated audited financial statements in “Item 8. Financial Statements and Supplementary Data” for further information. Our effective tax rate also increased because we earned a higher portion of income from our subsidiaries (primarily Lucid) taxed locally as corporations in their respective foreign jurisdictions somewhat offset by a lower statutory rate in effect in the U.K. in 2012 when compared to 2011. In addition, our effective rate for the year ended December 31, 2011 reflects the release of valuation allowance relating to FXCMJ tax loss carryforwards.

Years Ended December 31, 2011 and 2010

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

General and administrative expense, including Trading costs, prime brokerage and clearing fees, increased $33.2 million or 87.1% to $71.2 million for the year ended December 31, 2011 compared to the same period in 2010. $16.3 million of the increase was due to costs related to a settlement with the NFA and CFTC relating to trade execution activities, $11.3 million due to the inclusion of Foreland, FXCMJ and ODL in the results of the year ended December 31, 2011, $4.4 million increased occupancy costs relating to the Company’s relocation of its corporate headquarters, and $2.2 million in higher professional fees associated with being a public company.

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

Segment Results

Years Ended December 31, 2012, 2011 and 2010

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 170,930 active retail customers globally as of December 31, 2012.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Revenues	$355,282	$383,356
Operating and other expenses	218,018	218,534
Income before income taxes	$137,264	$164,822

Revenues from Retail Trading segment decreased $28.1 million or 7.3% to $355.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Retail trading revenue decreased by $24.1 million or 6.6% to $339.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the decline in retail trading volume of 4.6% resulting from lower volatility in the currency markets and the effect of that on customer volumes and a 2.1% decrease in markup to $94 per million resulting from a higher proportion of volume coming from retail clients trading with lower average markups. The impact of lower volatility in the currency markets was dampened by growth in customer equity. In 2012, we grew customer equity by 14% to $1.2 billion.

Operating expense decreased $0.5 million or 0.2% to $218.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Operating expense decreased as a result of (i) lower referring broker fees of $16.0 million or 17.6% in 2012 compared to 2011 which correlates to the decrease in indirect volume of 18.4%; (ii) higher compensation costs of $10.0 million primarily due to $12.7 million of expense associated with equity based compensation issued in connection with the renegotiation of certain employment contracts and $1.9 million resulting from the inclusion of a full year of compensation and benefits expenses in 2012 for Foreland and FXCMJ compared to partial year expenses recorded during 2011 following their acquisitions in October 2011 and March 2011, respectively, partially offset by lower bonus expense in 2012; (iii) lower advertising and marketing costs of $4.0 million due in part to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011 and decreased costs in line with the Company’s cost reduction strategies; (iv) higher general and administrative expense of $5.0 million primarily due to a loss resulting from a system integration error in Tokyo and a reserve established to settle certain trading system matters with the JFSA regarding trading execution activities; and (v) $4.1 million of higher depreciation and amortization expenses primarily due to increased expense resulting from higher capitalized software.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	$383,356	$332,328
Operating and other expenses	218,534	167,725
Income before income taxes	$164,822	$164,603

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

Operating expenses increased $53.2 million or 31.7% to $221.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was due primarily to $11.4 million or 14.2% higher referring broker fees, $14.1 million or 34.2% in higher compensation and benefits expense, $10.7 million or 115.5% higher depreciation and amortization expense, $11.1 million or 46.8% in higher advertising and marketing expense and $6.1 million or 65.7% of higher bank processing and regulatory fees. The increase in referring broker expense was due primarily to a higher proportion of the Company’s volume derived from indirect sources and the inclusion of Foreland, FXCMJ and ODL in the Company’s results. The increase in compensation and benefits expense was due primarily to stock compensation expense resulting from stock options awards granted at the time of the IPO in December 2010 and the inclusion of ODL’s and FXCMJ’s compensation and benefit expenses in the Company’s result for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in depreciation and amortization expense was due primarily to the amortization of intangibles acquired in the Foreland, FXCMJ and ODL purchases and the inclusion of Foreland’s, FXCMJ’s and ODL’s depreciation and amortization expenses in the Company’s results in the year ended December 31, 2011 following the acquisitions of Foreland, FXCMJ and ODL in October 2010 and March 2011, respectively. The Company had been increasing spending of advertising and marketing to further growth, including initiating a sponsorship of a FX television show on the CNBC television network in the first quarter of 2011. The increase in general and administrative expense fees was primarily due to the inclusion of Foreland, FXCMJ and ODL in the Company’s results for the year ended December 31, 2011 compared to the year ended December 31, 2010 and higher prime brokerage fees.

Institutional Trading — Our Institutional Trading segment facilitates spot foreign currency trades on behalf of institutional customers, market making and electronic trading in the institutional foreign exchange spot and futures markets. The facilitation of spot foreign enables them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customers account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Revenues	$62,033	$28,908
Operating and other expenses	45,164	20,784
Income before income taxes	$16,869	$8,124

Revenues for our Institutional Trading segment increased $33.1 million or 114.6% to $62.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The net increase of $32.1 million was due to the inclusion of $42.2 million of Lucid’s revenue in the year ended December 31, 2012 offset by a decline of $9.0 million or 31.4% in revenue earned by the our other institutional business. The decline of $9.0 million in our other institutional business is attributable to a 32.0% lower markup. In

2012, despite the low volatility in currencies and a de-risking by a number of market participants, resulting in lower volumes generally in the institutional FX market, our institutional trading volume was increased 1% when compared to last year. We believes this performance was due to our migration of clients from a third party to an in-house platform in which we passed the savings that resulted from migration to customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup.

Operating and other expenses decreased $24.4 million or 117.3% to $45.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The change is due primarily to (i) the acquisition of Lucid which added $12.5 million in operating expenses and $11.3 million in amortization of intangibles in 2012; (ii) additional compensation of $2.0 million due to the addition of a voice broker division; (iii) $1.1 million in higher depreciation from a new options trading platform placed in service in December 2011; and (iv) acquisition related interest expense of $1.5 million. These increases were offset by $2.0 million of lower communication and technology expense due to the migration of new clients to in-house trading platform and lower trading costs of $2.0 million due to more favorably negotiated prime brokerage expenses.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	$28,908	$27,833
Operating expenses	20,784	18,931
Income before income taxes	$8,124	$8,902

Revenues for our Institutional Trading segment increased $1.1 million or 3.9% to $28.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. While institutional trading volume increased 55.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010 our markup on institutional trading revenue per million traded declined 32.4%. This reflects in part FXCM’s transition of a portion of its institutional business from a third party platform to an in-house platform and reducing its price per million to gain market share and increase volumes.

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

Corporate — Loss before income taxes of the Corporate segment for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Revenues	$—	$3,314
Operating expenses	106,669	106,663
Loss before income taxes	$(106,669)	$(103,349)

Loss before income taxes increased $3.3 million or 3.2% to $106.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is attributable to the inclusion of $3.3 million of non-recurring income in 2011 related to a tax receivable liability to reflect our revised U.S. federal tax rate. Operating expenses primarily consists of general and administrative, communication and technology, rent and compensation and benefits expenses. For the year ended December 31, 2012, general and administrative expenses decreased $5.5 million, rent expense decreased $1.0 million and salary expense decreased $1.2 compared to the year ended December 31, 2011. These decreases were offset by communication and technology costs increases of $6.7 million primarily as a result additional expense relating to database infrastructure upgrade and support services for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As noted above, general and administrative expense component of operating expense decreased $5.5 million to $44.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. General and administrative expense in 2011 included a $16.3 million expense relating to our settlement with the CFTC and the NFA regarding trade execution activities. In addition, operating expense in 2011 included $4.4 million of costs relating to the relocation of our corporate headquarters. When excluding these charges, operating expense increased $15.2 million. The $15.2 million increase is primarily attributable to (i) $2.8 million due to a full year of expense in 2012 for Foreland and FXCMJ; (ii) $1.4 million of one-time costs incurred in 2012 related to the relocation of FXCMJ’s operations and system redundancy; (iii) $2.4 million expense resulting from a system error while integrating FXCMJ’s platform;(iv) $2.6 million of expense relating to the settlement with the JFSA regarding trade executive activities; (v) $1.2 million expense related to an extraordinary levy by the U.K. FSA on all of its members; and (vi) $3.0 million in increased professional fees relating our acquisition of Lucid and higher accounting and auditing fees.

Loss before income taxes of the Corporate segment for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Revenues	3,314	$—
Operating expenses	$106,663	69,195
Loss before income taxes	$(103,349)	$(69,195)

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

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2012
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,852	$85,237	$77,870	$92,726
Institutional trading revenues	19,125	25,868	11,220	5,820
Trading revenue	102,977	111,105	89,090	98,546
Interest income	661	990	1,059	860
Brokerage interest expense	(42)	(66)	(78)	(91)
Net interest income	619	924	981	769
Other income	4,498	2,919	1,612	3,274
Total net revenues	108,094	114,948	91,683	102,589
Operating Expenses
Referring broker fees	17,720	18,708	19,968	20,189
Compensation and benefits	24,604	24,156	33,802	23,217
Advertising and marketing	7,594	7,509	7,487	8,270
Communication and technology	10,522	9,600	8,611	8,380
Trading costs, prime brokerage and clearing fees	6,748	6,981	1,893	1,313
General and administrative	14,152	13,681	16,813	18,397
Depreciation and amortization	12,012	11,717	6,863	6,181
Total operating expenses	93,352	92,352	95,437	85,947
Total operating income	14,742	22,596	(3,754)	16,642
Other Expenses
Interest on borrowing	1,065	1,158	271	269
Income before income taxes	13,677	21,438	(4,025)	16,373
Income tax provision	4,130	3,598	(1,109)	2,367
Net income	9,547	17,840	(2,916)	14,006
Net income attributable to non-controlling interest	6,549	13,327	(1,475)	11,118
Net income attributable to FXCM Inc.	$2,998	$4,513	$(1,441)	$2,888

	For the Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$2,998	$4,513	$(1,441)	$2,888
Net income per Class A Share:
Basic and Diluted	$0.11	$0.17	$(0.06)	$0.16

	For the Year Ended December 31, 2011
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$95,540	$97,017	$93,482	$77,735
Institutional trading revenues	7,088	7,720	6,721	7,379
Trading revenue	102,628	104,737	100,203	85,114
Interest income	807	963	933	941
Brokerage interest expense	(103)	(93)	(60)	(73)
Net interest income	704	870	873	868
Other income	5,353	3,368	2,263	8,597
Total net revenues	108,685	108,975	103,339	94,579
Operating Expenses
Referring broker fees	20,579	25,720	24,932	21,601
Compensation and benefits	26,424	22,955	23,121	22,586
Advertising and marketing	10,522	9,870	7,487	7,018
Communication and technology	8,310	8,190	8,010	4,719
Trading costs, prime brokerage and clearing fees	1,682	2,095	2,190	2,199
General and administrative	14,205	11,102	27,054	10,716
Depreciation and amortization	5,852	5,367	4,740	4,094
Total operating expenses	87,574	85,299	97,534	75,573
Total operating income	21,111	23,676	5,805	19,006
Other Expenses
Interest on borrowing	—	—	—	—
Income before income taxes	21,111	23,676	5,805	19,006
Income tax provision	60	8,136	2,070	549
Net income	21,051	15,540	3,735	18,457
Net income attributable to non-controlling interest	17,823	12,142	420	15,661
Net income attributable to FXCM Inc.	$3,228	$3,398	$3,315	$2,796

	For the Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$3,227	$3,398	$3,315	$2,796
Net income per Class A Share:
Basic and Diluted	$0.21	$0.21	$0.19	$0.16

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2010
	(In thousands)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,865	$80,383	$86,477	$67,748
Institutional trading revenues	7,054	7,190	7,402	6,187
Interest income	880	488	489	516
Other income	4,328	2,470	2,294	2,509
Total revenues	96,127	90,531	96,662	76,960
Expenses
Referring broker fees	19,685	24,607	21,418	15,655
Compensation and benefits	23,872	17,826	17,608	16,891
Advertising and marketing	6,873	5,601	5,979	5,336
Communication and technology	7,948	6,373	7,260	5,538
General and administrative	12,285	8,178	9,181	8,433
Depreciation and amortization	4,014	1,831	1,718	1,743
Interest expense	39	27	25	26
Total expenses	74,716	64,443	63,189	53,622
Income before income taxes	21,411	26,088	33,473	23,338
Income tax provision	632	(1,449)	2,358	2,608
Net income	20,779	27,537	31,115	20,730
Net income attributable to non-controlling interest	20,633	27,537	31,115	20,730
Net income attributable to FXCM Inc.	$146	$—	$—	$—

December 7, 2010 Through December 31, 2010
Net Income (In thousands)	$146
Net Income per Class A Share:
Basic and Diluted	$0.01

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement to assist us with managing our operating liquidity and capital needs subject to the terms of the Credit Agreement. As of December 31, 2012, we had cash and cash equivalents of $272.3 million and available borrowing capacity under the Credit Agreement of $70.0 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At December 31, 2012, approximately 27% of our cash and cash equivalents was held in these respective foreign subsidiaries.

	As of December 31, 2012
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, LLC	USA	$26.1	$53.5	$27.4
Forex Capital Markets, Ltd.	U.K.	17.4	73.1	55.7
FXCM Asia, Ltd.	Hong Kong	8.1	22.7	14.6
FXCM Australia, Ltd.	Australia	1.2	4.2	3.0
ODL Group, Ltd.	U.K.	4.4	14.1	9.7
FXCM Securities, Ltd.	U.K.	4.4	30.7	26.3
FXCM Japan Securities Co., Ltd.	Japan	5.6	33.5	27.9

We filed a shelf registration statement on Form S-3 with the SEC on October 4, 2012. The shelf registration statement provides us with the ability to offer, from time to time and subject to market conditions, debt securities, preferred stock, common stock, depositary shares, purchase contracts warrants or units for proceeds in the aggregate amount of up to $125.0 million. The shelf registration statement is intended to give us greater flexibility to efficiently raise capital and put us in a position to take advantage of favorable market conditions as they arise.

Cash Flow and Capital Expenditures

Years Ended December 31, 2012 and 2011

The following table sets forth a summary of our cash flow for the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(In thousands)
Cash provided by operating activities	$102,134	$83,949
Cash used for investing activities	(67,952)	(45,603)
Cash used for financing activities	56,364	(44,052)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,935)	(2,903)
Net increase (decrease) in cash and cash equivalents	87,611	(8,609)
Cash and cash equivalents – end of year	$272,332	$184,721

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
EBITDA(1)	$87,000	$89,650
Non-cash equity-based compensation	22,979	9,535
Net interest payments	(2,334)	—
Net income tax payments	(12,617)	(4,117)
All other, net, including net current assets and liabilities	7,106	(11,119)
	$102,134	$83,949

(1)	(See Non-GAAP Financial Measures)

Despite the decline in net income, cash provided by operating activities increased $18.2 million to $102.1 million in 2012 when compared to 2011. The increase was primarily related to positive cash flow from current year operations and the cash receipts of $8.5 million related to prior year account receivables. The increase in positive cash flow from current year operations is primarily attributable to the cash flow generated by Lucid and the timing of payments related to accounts payable and accrued expenses somewhat offset by increased income tax payments of $8.5 million and interest payments of $2.3 million.

Investing Activities

Details in cash used in investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
Capital expenditures	$(27,263)	$(30,041)
Acquisition, net of cash received	(36,555)	(12,787)
Payment for equity investments	(4,000)	(1,319)
Other	(134)	(1,456)
	$(67,952)	$(45,603)

Cash used in investing activities increased by $22.3 million to $68.0 million in 2012 principally due to the cash used in the acquisition of Lucid and our $4.0 million investment in FastMatch, partially offset by a decrease in capital expenditures. Capital expenditures in 2012 included $14.0 million of capitalized software, $7.4 million of leasehold improvements in connection with our relocation of our corporate headquarter and $5.9 million of computer equipment.

Details in cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
Distributions to members	$(14,926)	$(29,911)
Contributions from members	578	16,263
Dividend payments	(6,813)	(3,905)
Common stock repurchased	(7,475)	(26,357)
Net borrowings under the Credit Agreement	85,000	—
Other	—	(142)
	$56,364	$(44,052)

Cash provided by financing activities in 2012 increased by $100.4 million compared to $44.1 million used in 2011. Distributions to non-controlling members were approximately $14.9 million in 2012 compared to $29.9 million in 2011. The decrease in distributions is attributable to the decrease in the non-controlling ownership of Holdings as well as the decline in our net income. As of December 31, 2012, non-controlling members owned approximately 57.5% of Holdings compared to 79.6% as of December 31, 2011. Dividends paid to our Class A common stockholders were $6.8 million in 2012 compared to $3.9 million in 2011. The increase in dividend paid to our Class A common stockholders is due to the increase in our outstanding Class A common stock. In 2012, our weighted average Class A common stock shares outstanding were 24.1 million compared to 16.6 million in 2011. In 2012, we used approximately $7.5 million for repurchases of our Class A common stock compared to $26.4 million in 2011. As previously mentioned, our board of directors has approved a Stock Repurchase Program aggregating $80.0 million and through December 31, 2012, we have repurchased 3.2 million shares or $33.8 million under this Stock Repurchase Program. The size and timing of these purchases are based on a number of factors, including price, business and market conditions. In 2012, we borrowed $85.0 million under the Credit Agreement. The funds were primarily used to paydown the $64.0 million of notes that were issued in connection with the Acquisition.

Years Ended December 31, 2011 and 2010

The following table sets forth a summary of our cash flow for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(In thousands)
Cash provided by operating activities	$83,949	$89,512
Cash used for investing activities	(45,603)	(9,190)
Cash used for financing activities	(44,052)	(28,835)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,903)	1,985
Net increase in cash and cash equivalents	(8,609)	53,472
Cash and cash equivalents – end of year	$184,721	$193,330

Cash provided by operating activities was $82.6 million for the year ended December 31, 2011 compared to $89.5 million for the year ended December 31, 2010, a decrease of $6.9 million. This decrease was due to $41.4 million lower net income in addition to an increase of $34.5 million in adjustments to reconcile net income to net cash provided by operating activities in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily a result of an decrease in cash and cash equivalents, held for customers of $116.3 million for the year ended December 31, 2011 compared to an increase of $126.8 million for the year ended December 31, 2010, an increase in other assets of $4.6 million for the year ended December 31, 2011 versus an increase of $3.2 million for the year ended December 31, 2010, an increase of $119.0 million in customer account liabilities for the year ended December 31, 2011 compared to an increase of $100.6 million for the year ended December 31, 2011, a $8.1 million increase in accounts payable and accrued expenses versus an increase of $0.6 million for the year ended December 31, 2010 and a $4.3 million decrease in due to brokers versus an increase of $11.2 million for the years ended December 31, 2011 and 2010, respectively.

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

Credit Agreement

On December 19, 2011, Holdings entered into a three year Credit Agreement with a syndicate of financial institutions. The Credit Agreement provided for a revolving credit facility of up to $75.0 million. The credit facility is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

On November 8, 2012, the Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. As of December 31, 2012, Holdings’ outstanding balance under the Credit Agreement was $85.0 million.

Under the terms of the Credit Agreement, loans will bear interest at either a Eurodollar Rate or a Base rate (as defined below), at the Holdings’ election, plus an applicable margin, based on Holdings’ leverage ratio. In addition, the Holdings must pay an annual commitment fee based on Holdings’ leverage ratio on the undrawn commitments under the Credit Agreement. The applicable margin and commitment fees are set forth in the table below:

	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Consolidated Leverage Ratio
Less than .5 to 1.0	0.25%	1.75%	0.75%
Greater than or equal to 0.5 to 1.0 but less than 1.0 to 1.0	0.30%	2.00%	1.00%
Greater than or equal to 1.0 to 1.0 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00	0.40%	2.50%	1.50%

The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent, Bank of America, N.A., as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent.

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.9 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for U.S. and U.K., Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in Credit Agreement, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of December 31, 2012, Holdings was in compliance with all material covenants.

During the year ended December 31, 2012 and 2011, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.2 million and the weighted average interest rate was 2.1%.

Notes Payable

In connection with the Acquisition, we issued to the Lucid Sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.5 maturing on December 21. 2012. On December 21, 2012, in satisfaction of the matured notes we repaid the $64.0 million in cash and issued a series of 2.25%, $22.9 unsecured promissory notes for the balance. The notes matures on December 21, 2013.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the IPO of FXCM Inc. and also reflect the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.
2.	Stock Based Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s initial public offering and compensation costs associated with the renegotiation of certain employment contracts. The Company’s management believes it is useful to provide the effects of eliminating these expenses relating to these one-time items.
3.	Acquisition Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
4.	Regulatory Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs associated with a settlement with the Company’s regulators in the United States and the estimated expense associated with reimbursement of clients regarding trading issues at the Company’s Japanese subsidiary. The Company’s management believes it is useful to provide the effects of eliminating these expenses of non-recurring nature.
5.	Income Taxes. Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company’s income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates and the deferred tax assets related to tax benefits for equity-based compensation awards are realized when the stock options are exercised. This assumption is consistent with the assumption that all of FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31
	2012									2011									2010
	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash		As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash		As Reported	Adjustments		Adjusted Pro Forma		Adjustments		Adjusted Pro Forma Cash
Revenues	$417,315	$—		$417,315		$—		$417,315		$415,578	$(3,314	)(9)	$412,264		$—		$412,264		$360,161	$—		$360,161		$—		$30,161
Expenses
Referring broker fees	76,585	—		76,585		—		76,585		92,832	—		92,832		—		92,832		81,365	—		81,365		—		81,365
Compensation and benefits	105,779	(21,475	)(1)	84,304		(3,038	)(5)	81,266		95,086	(9,269	)(10)	85,817		(262	)(12)	85,555		76,195	(6,846	)(13)	69,349		—		63,349
Depreciation, amortization and interest expense	39,536	—		39,536		(36,773	)(6)	2,763		20,053	—		20,053		(20,053	)(6)	—		9,306	—		9,306		(9,306	)(6)	—
Other expense	147,951	(4,426	)(2)	143,525		—		143,525		138,010	(16,262	)(11)	121,748		—		121,748		88,985	—		88,985				88,985
Total expenses	369,851	(25,901)		343,950		(39,811)		304,139		345,981	(25,531)		320,450		(20,315)		300,135		255,851	(6,846)		249,005		(9,306)		239,699
Income before income taxes	47,464	25,901		73,365		39,811		113,176		69,597	22,217		91,814		20,315		112,129		104,310	6,846		111,156		9,306		120,462
Income tax provision	8,986	15,403	(3)	24,389		(1,009	)(7)	23,380		10,816	13,844	(3)	24,660		7,910	(7)	32,570		4,149	37,358	(3)	41,507		(7,140	)(7)	34,367
Net income	38,478	10,498		48,976		40,820		89,796		58,781	8,373		67,154		12,405		79,559		100,161	(30,512)		69,649		16,446		86,095
Net income attributable to non-controlling interest in FXCM Holdings, LLC	23,131	(23,131	)(4)	—		—		—		46,045	(46,045	)(4)	—		—		—		100,015	(100,015	)(4)	—		—		—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	6,389	—		6,389		4,334	(8)	10,723		—	—		—		—		—		—	—		—		—		—
Net income attributable to FXCM Inc.	$8,958	$33,629		$42,587		$36,486		$79,013		$12,736	$54,418		$67,154		$12,405		$79,559		$146	$69,503		$69,649		$16,446		$86,095
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		73,896	(14)	—		73,896	(14)	—	—		74,548	(14)	—		74,548	(14)				75,300	(14)			75,300	(14)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.58				$1.07		—	—		$0.90		—		$1.07					$0.92				$1.14

(1)	Represents the elimination of stock-based compensation associated with the IPO, severance and stock-based compensation in connection with the renegotiation of certain employment contracts in the Company's institutional and retail businesses.
(2)	Represents the elimination of acquisition-related costs and an accrual established to settle certain trading system matters with the Financial Services Agency of Japan.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 33.2%, 26.9% and 37.3% for the years ended December 31, 2012, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(5)	Represents the elimination of stock-based compensation granted subsequent to the IPO and of compensation costs associated with the recognition of deferred compensation in connection with the Lucid which was acquired by the Company on June 18, 2012. Pursuant to the terms of the Acquisition, the Company issued shares of FXCM Inc. Class A common stock to the Lucid sellers subject to Lucid Liquidity Restriction. The fair value of the Lucid Liquidity Restriction is accounted for as deferred compensation and recognized as expense over the three year period from closing of the acquisition.
(6)	Represents the elimination of the depreciation of fixed assets and the amortization of intangible assets.
(7)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 20.7%, 29.0% and 28.5% for the years ended December 31, 2012, 2011 and 2010, respectively, which includes U.S. federal current income taxes and assumes the highest statutory rates for current income taxes apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing Holdings unitholders for shares of Class A common stock of the Company.
(8)	Represents an adjustment to reflect the Lucid's non-controlling interest amortization expense related to the identified intangible assets associated with the Acquisition.
(9)	Represents the elimination of an amount related to the remeasurement of our tax receivable liability pursuant to a tax receivable agreement. This non-recurring income is attributable to the change in our U.S. federal income tax rate.
(10)	Represents the elimination of stock-based compensation associated with the IPO.
(11)	Represents an adjustment to eliminate an expense relating to a settlement with the National Futures Association and ongoing discussions with the Commodity Futures Trading Commission regarding trade execution activities. Pursuant to an agreement with a subsidiary Holdings, certain founding members of Holdings agreed to reimburse the cost of these matters, up to $16.0 million plus additional amounts as approved by such founding members. Consequently, there was no impact to FXCM Inc.'s net income for the year ended December 31, 2011 as the entire expense was allocated to such funding members. Accordingly $16.3 million of additional capital was provided by the respective founding members.
(12)	Represents the elimination of stock-based compensation for stock options granted subsequent to the IPO.
(13)	Represents the elimination of stock-based compensation associated with the IPO and onetime charges in 2010 relating to certain arrangements with a former employee and our CFO as a result of the IPO
(14)	Represents fully diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles EBITDA and adjusted EBITDA to U.S. GAAP Net Income and Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	(In thousands)
	U.S. GAAP			Adjusted Pro Forma			Adjusted Pro Forma Cash
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net income attributable to FXCM Inc.	$8,958	$12,736	$146	$42,587	$67,154	$69,649	$79,073	$79,559	$86,095
Net income attributable to non-controlling interest in FXCM Holdings, LLC	23,131	46,045	100,015	—	—	—	—	—	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	6,389	—	—	6,389	—	—	10,723	—	—
Provision for income taxes	8,986	10,816	4,149	24,389	24,660	41,507	23,380	32,570	34,367
Depreciation, amortization, and interest expense	39,536	20,053	9,306	39,536	20,053	9,306	2,763	—	—
EBITDA	$87,000	$89,650	$113,616	$112,901	$111,867	$120,462	$115,939	$112,129	$120,462

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at December 31, 2012:

	As of December 31, 2012
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$41,086	$4,587	$9,482	$5,635	$21,382
Credit Agreement(1)	89,675	2,380	87,295	—	—
Lucid Note Payable(2)	23,489	23,489	—	—	—
Vendor obligations	4,044	2,445	1,599	—	—
Total	$158,294	$32,901	$98,376	$5,635	$21,382

(1)	Assumes there will be no increases or decreases to the amount borrowed at December 31, 2012 and the outstanding December 31, 2012 balance will be paid upon expiration of the facility. Includes interest expense and commitment fees using the rates in effect as of December 31, 2012.
(2)	Principal plus interest at the stated rate of 2.25%.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework GAAP, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, cash and cash equivalents, held for customers, fair value measurements valuation and office, communication and computer equipment, business combinations, goodwill, other intangibles, derivatives and income taxes.

A summary of our critical accounting policies and estimates follows:

Revenue Recognition

We make foreign currency markets for customers trading in FX spot markets and through its subsidiary FSL, engages in equity and related brokerage activities. FX transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Under our retail agency FX offering, trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of our realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, we earn income from trading in CFDs, rollovers, payments for order flow, and spread betting. Income or loss on CFDs represents the difference between the our realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. Our order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. We recognize payments for order flow as earned on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis.

Recently, we launched an offering to some of its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, we earn revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades we have has chosen to hedge and (ii) net gains or losses, if any, where we have hedged the customer trade.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by the FXCM Pro division. The counterparties to these trades are external financial institutions that also hold customer account balances. We receive commission income for customers' use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. We also earn income from market making and electronic trading in the institutional foreign exchange spot and futures markets through its subsidiary, Lucid. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects us to concentration risk. We have not experienced losses in such accounts.

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. We record a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 6). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $1.0 billion and $0.9 billion as of December 31, 2012 and 2011, respectively.

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and are included in due to/from brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. The Company enters into future contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These three levels of fair value hierarchy are defined as follows:

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

As of December 31, 2012 and 2011, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices. Unsettled spot currency trades included in Due from brokers and Due to brokers are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts, which approximate fair value. Other assets, including receivables from others, are carried at contracted amounts, which approximate fair value and are classified as Level II financial assets. Other liabilities, including customer account liabilities, payables to others, credit agreement and notes payable are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company did not have any Level III financial assets or liabilities as of December 31, 2012 and 2011. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2012.

Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, consist of computer equipment, purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. We depreciate these assets using the following useful lives:

Computer equipment	3 to 5 years
Software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 3 years
Communication equipment	3 to 5 years

Business Combination

We account for business acquisitions in accordance with ASC 805 and records assets acquired and liabilities assumed at their fair values as of the acquisition date. We records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred.

Goodwill

We recorded goodwill from the acquisitions of ODL, FXCMJ, Foreland and Lucid. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of the goodwill impairment test, we have identified its Retail and Institutional trading segments as its reporting units. We perform a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1 carrying values.

The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2012. Although there is no impairment as of December 31, 2012, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology and non-compete agreements. Customer relationships were acquired from ODL and FXCMJ, non-compete agreements were acquired from ODL, FXCMJ, Foreland and Lucid and the proprietary technology was acquired from Lucid.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. Proprietary technology is also finite-lived intangibles and is amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. Our policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the our fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holding’s income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, subsequent to the IPO, the Company’s U.S. tax provision is solely based on the portion of Holding’s income attributable to the Corporation and excludes the income attributable to other members of Holding’s whose income is included in Net Income Attributable to Non-controlling Interest in the consolidated statements of operations. Prior to the IPO, we operated as a limited liability company that was treated as partnership for U.S. federal income tax. As result, our income from its U.S. operations was not subject to U.S. federal income tax because the income was attributed to its members and included in the tax returns of its members.

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

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to Holding’ s operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

We recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

Allocation and Distribution to Non-controlling Interests

The allocation of Holdings’ earnings to the members is determined in accordance with the sharing ratios as defined in the LLC Agreement. Distributions to members are made according to the LLC Agreement.

The allocation of Lucid’s earnings to the Lucid non-controlling member is determined in accordance with the Deed of Shareholders Agreement (the “Shareholders Agreement”). Distributions to the Lucid non-controlling members are made in accordance with the Shareholders Agreement.

Recently Adopted Accounting Pronouncements

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between U.S GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective for us on January 1, 2012 and did not have a material impact on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective us on January 1, 2012 and did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncement

Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. As this guidance is limited to presentation only, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles — Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for the Company on January 1, 2013 with early adoption permitted. Since this guidance only changes the manner in which the Company assesses indefinite-lived intangible assets for impairment, adoption is not expected to have a material effect on the Company’s financial position or results of operations.

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

As at December 31, 2012, 7.6% of our net assets (assets less liabilities) were in British pounds, 12.5% in Euros, 10.5% in Japanese yen, and 7.8% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $4.3 million in the case of British pounds, $7.2 million for Euros, $6.1 million for Japanese yen and $3.9 million for Hong Kong Dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. In addition, we have a credit facility which had an outstanding balance of $85.0 million as of December 31, 2012 with a floating interest rate. Based on cash and customer cash held and the amount drawn on the credit facility at December 31, 2012, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $7.3 million, net of the additional interest expense of the credit facility and the notes payable.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the years ended December 31, 2012 and 2011, we incurred $0.3 million and $0.9 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2012, our exposure to our three largest institutional counterparties, all major global banking institutions, was 35.3% of total assets and the single largest within the group was 18.4% of total assets. As of December 31, 2011, our exposure to our three largest institutional counterparties, all major global banking institution, was 47.8% of total assets and the single largest within the group was 24.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of December 31, 2012, our net unhedged exposure to CFD customer positions was 2.3% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of December 31, 2012 would result in an $4.8 million decrease in pre-tax income.

Recently we launched an initiative to offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis and they have been reviewed and approved by our Board of Directors. As of December 31, 2012, our net unhedged exposure to FX customer positions was 3.4% of total assets. A hypothetical 10% change in the value of our unhedged FX positions as of December 31, 2012 would result in an $7.0 million decrease in pre-tax income.

We also recently acquired a 50.1% interest in Lucid, an electronic market making and trading firm in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the year ended December 31, 2012 was $18.9 million and the maximum intra-day gross position was $91.5 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $9.2 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2012, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 13.2% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2012, we had $67.2 million in regulatory capital requirements at our regulated subsidiaries and $231.8 million of capital on a consolidated basis.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited the accompanying consolidated statements of financial condition of FXCM Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity/members’ capital, and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2012 and 2011, and the consolidated results of operations and cash flows of FXCM Inc. (prior to December 7, 2010, FXCM Holdings, LLC and subsidiaries) for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), FXCM Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 15, 2013

FXCM Inc.
(Prior to December 7, 2010, FXCM Holding, LLC and Subsidiaries)

Consolidated Statements of Financial Condition

	December 31, 2012	December 31, 2011
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$272,332	$184,721
Cash and cash equivalents, held for customers	1,190,762	1,046,983
Due from brokers	8,040	1,311
Accounts receivable, net	5,485	17,004
Deferred tax asset	10,598	6,982
Tax receivable	6,003	2,016
Total current assets	1,493,220	1,259,017
Deferred tax asset	117,221	88,556
Office, communication and computer equipment, net	50,316	39,686
Goodwill	285,654	48,605
Other intangible assets, net	97,792	32,051
Other assets	20,967	19,218
Total assets	$2,065,170	$1,487,133
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,190,762	$1,046,983
Accounts payable and accrued expenses	65,431	56,723
Credit agreement	85,000	—
Notes payable	22,867	—
Due to brokers	14,494	13,495
Deferred tax liability	7,100	2,241
Due to related parties pursuant to tax receivable agreement	4,979	3,575
Total current liabilities	1,390,633	1,123,017
Deferred tax liability	12,351	7,044
Due to related parties pursuant to tax receivable agreement	87,271	63,639
Total liabilities	1,490,255	1,193,700
Commitments and Contingencies
Stockholders Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 34,683,599 and 14,899,391 shares issued and outstanding as of December 31, 2012 and 2011, respectively	347	149
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 43 and 100 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in-capital	171,390	86,152
Retained earnings	11,122	8,977
Accumulated other comprehensive income	(1,301)	142
Total stockholders’ equity, FXCM Inc.	181,559	95,421
Non-controlling interests	393,356	198,012
Total stockholders’ equity	574,915	293,433
Total liabilities and stockholders’ equity	$2,065,170	$1,487,133

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$339,685	$363,774	$318,472
Institutional trading revenue	62,033	28,908	27,833
Trading revenue	401,718	392,682	346,305
Interest income	3,571	3,644	2,373
Brokerage interest expense	(277)	(329)	(116)
Net interest revenue	3,294	3,315	2,257
Other income	12,303	19,581	11,599
Total net revenues	417,315	415,578	360,161
Operating Expenses
Referring broker fees	76,585	92,832	81,365
Compensation and benefits	105,779	95,086	76,195
Advertising and marketing	30,860	34,897	23,788
Communication and technology	37,113	31,869	27,120
Trading costs, prime brokerage and clearing fees	16,935	8,167	6,597
General and administrative	63,043	63,077	31,480
Depreciation and amortization	36,773	20,053	9,306
Total operating expenses	367,088	345,981	255,851
Total operating income	50,227	69,597	104,310
Other Expense
Interest on borrowings	2,763	—	—
Income before income taxes	47,464	69,597	104,310
Income tax provision	8,986	10,816	4,149
Net income	38,478	58,781	100,161
Net income attributable to non-controlling interest in FXCM Holdings, LLC	23,131	46,045	100,015
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	6,389	—	—
Net income attributable to FXCM Inc.	$8,958	$12,736	$146

	Year Ended December 31, 2012	Year Ended December 31, 2011	December 7, 2010 through December 31, 2010
Weighted average shares of Class A common stock outstanding:
Basic	24,086	16,567	17,319
Diluted	24,086	16,567	17,319
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.37	$0.77	$0.01
Diluted	$0.37	$0.77	$0.01
Dividends declared per common share	$0.24	$0.24	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2012	2011	2010
Net income	$38,478	$58,781	$100,161
Other comprehensive income
Foreign currency translation gain (loss)	(3,414)	57	(230)
Income tax expense (benefit)	12	(3)	40
Other comprehensive income (loss), net of tax	(3,426)	60	(270)
Comprehensive income	35,052	58,841	99,891
Comprehensive income attributable to non-controlling interest in FXCM Holdings, LLC	21,148	46,015	99,693
Comprehensive income attributable to non-controlling interest in Lucid Markets Trading Limited	6,389	—	—
Comprehensive income attributable to FXCM Inc.	$7,515	$12,826	$198

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Stockholders’ Equity/Members’ Capital
(In thousands, except share amounts)

	FXCM Holdings, LLC		FXCM Inc.								Total Stockholders’/ Members’ Equity
	Total Members’ Capital	Accumulated Other Comprehensive (Prior to December 7, 2010)	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Subsequent to December 6, 2010)	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A
							Shares	Dollars	Shares	Dollars
Balance as of January 1, 2010	$130,335	$453	$—	$—	$—	$—	—	$—	—	$—	$130,788
Net income	99,571	—	—	—	—	—	—	—	—	—	99,571
Other comprehensive loss, net of tax	—	(494)	—	—	—	—	—	—	—	—	(494)
Comprehensive income	99,571	(494)	—	—	—	—	—	—	—	—	99,077
Distributions	(70,724)	—	—	—	—	—	—	—	—	—	(70,724)
Acquisition of ODL	52,395	—	—	—	—	—	—	—	—	—	52,395
Balance prior to December 6, 2010	211,577	(41)	—	—	—	—	—	—	—	—	211,536
Effects of Reorganization and Offering	(211,577)	41	(211,536)	—	—	—	—	—	—	—	—
Balance as of December 6, 2010	—	—	211,536	—	—	—	—	—	—	—	211,536
Net income subsequent to December 6, 2010	—	—	444	146	—	—	—	—	—	—	590
Other comprehensive income, net of tax	—	—	172	—	52	—	—	—	—	—	224
Comprehensive income	—	—	616	146	52	—	—	—	—	—	814
Class A common stock
Issuance of Class A shares in Initial Public Offering, net of issuance cost	—	—	—	—	—	226,533	—	—	17,319,000	173	226,706
Class B common stock	—	—	—	—	—	—	100	1	—	—	1
Purchase of Holding Units from existing owners	—	—	(38,512)	—	—	(138,452)	—	—	—	—	(176,964)
Effects of Tax Receivable Agreement (See Note 22)	—	—	—	—	—	13,100	—	—	—	—	13,100
Equity based compensation	—	—	—	—	—	667	—	—	—	—	667
Other Initial Public Offering costs	—	—	(7,853)	—	—	—	—	—	—	—	(7,853)
Balance as of December 31, 2010	—	—	165,787	146	52	101,848	100	1	17,319,000	173	268,007
Net income	—	—	46,045	12,736	—	—	—	—	—	—	58,781
Other comprehensive income (loss), net of tax	—	—	(30)	—	90	—	—	—	—	—	60
Comprehensive income	—	—	46,015	12,736	90	—	—	—	—	—	58,841
Class A common stock
Repurchase of class A common stock	—	—	—	—	—	(26,333)	—	—	(2,419,609)	(24)	(26,357)
Equity based compensation	—	—	—	—	—	10,637	—	—	—	—	10,637
Dividends on class A common stock	—	—	—	(3,905)	—	—	—	—	—	—	(3,905)
Other Initial Public Offering costs	—	—	(142)	—	—	—	—	—	—	—	(142)
Contributions	—	—	16,263	—	—	—	—	—	—	—	16,263
Distributions	—	—	(29,911)	—	—	—	—	—	—	—	(29,911)
Balance as of December 31, 2011	—	—	198,012	8,977	142	86,152	100	1	14,899,391	149	293,433
Net income	—	—	29,520	8,958	—	—	—	—	—	—	38,478

See accompanying notes to the consolidated financial statements.

	FXCM Holdings, LLC		FXCM Inc.								Total Stockholders’/ Members’ Equity
	Total Members’ Capital	Accumulated Other Comprehensive (Prior to December 7, 2010)	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Subsequent to December 6, 2010)	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A
							Shares	Dollars	Shares	Dollars
Other comprehensive loss, net of tax	—	—	(1,983)	—	(1,443)	—	—	—	—	—	(3,426)
Comprehensive income	—	—	27,537	8,958	(1,443)	—	—	—	—	—	35,052
Class A common stock
Repurchase of class A common stock	—	—	(2,618)	—	—	(4,849)	—	—	(750,125)	(8)	(7,475)
Equity based compensation	—	—	12,918	—	—	11,428	—	—	782,015	8	24,354
Dividends on Class A common stock	—	—	—	(6,813)	—	—	—	—	—	—	(6,813)
Exchange of Holdings units to Class A common stock (see Note 14)	—	—	(17,759)	—	—	17,651	(57)	—	10,752,318	108	—
Effects of Tax Receivable Agreement	—	—	—	—	—	5,120	—	—	—	—	5,120
Settlement of receivable balance with related party (see Note 14)	—	—	(3,205)	—	—	(774)	—	—	—	—	(3,979)
Stock issuances, Lucid acquisition (see Note 5	—	—	7,851	—	—	13,622	—	—	1,800,000	18	21,491
Contingently issuable shares, Lucid acquisition (see Note5)	—	—	24,803	—	—	43,040	—	—	7,200,000	72	67,915
Contribution	—	—	578	—	—	—	—	—	—	—	578
Distribution	—	—	(14,926)	—	—	—	—	—	—	—	(14,926)
Non-controlling interest- Lucid (see Note 5)	—	—	160,165	—	—	—	—	—	—	—	160,165
Balance as of December 31, 2012	$—	$—	$393,356	$11,122	$(1,301)	$171,390	43	$1	34,683,599	$347	$574,915

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$38,478	$58,781	$100,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,773	20,053	9,305
Equity-based compensation	22,979	9,535	667
Deferred tax expense (benefit)	7,170	(74)	976
Deferred revenue	—	(6,000)	(6,000)
Loss on disposal of fixed assets	773	320	10
Amortization of deferred financing cost	304	—	—
Gain on settlement with former owners of ODL	(1,436)	—	—
Bad debt	—	1,250	—
Due to related parties pursuant to TRA	—	(3,314)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(144,280)	(116,276)	(126,776)
Due from brokers	(6,427)	2,739	4,059
Accounts receivable	13,178	765	(2,050)
Tax receivable	(3,987)	177	12
Other assets	5,172	(3,256)	(3,215)
Customer account liabilities	143,779	118,981	100,578
Accounts payable and accrued expenses	(11,341)	4,572	586
Due to brokers	999	(4,304)	11,199
Net cash provided by operating activities	102,134	83,949	89,512
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(36,555)	(12,787)	3,062
Payment for equity investment	(4,000)	(1,319)	—
Purchases of intangibles	(134)	(1,456)	—
Purchase of office, communication and computer equipment	(27,263)	(30,041)	(12,252)
Net cash used in investing activities	(67,952)	(45,603)	(9,190)
Cash Flows From Financing Activities
Payment for IPO	—	(142)	(7,853)
Members’ distributions	(14,926)	(29,911)	(70,724)
Contribution from members	578	16,263	—
Dividends paid	(6,813)	(3,905)	—
Common stock repurchases	(7,475)	(26,357)	—
Borrowings under the credit agreement	130,000	—	—
Payments on borrowings under the credit agreement	(45,000)	—	—
Proceeds from IPO	—	—	226,706
Purchase of Holding Units	—	—	(176,964)
Net cash provided by (used in) financing activities	56,364	(44,052)	(28,835)

See accompanying notes to the consolidated financial statements.

	For the Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,935)	(2,903)		1,985
Net increase (decrease) in cash and cash equivalents	87,611	(8,609)		(53,472)
Cash and cash equivalents
Beginning of year	184,721	193,330		139,858
End of year	$272,332	$184,721		$193,330
Supplemental disclosures of cash flow activities
Net cash paid for taxes	$12,617	$4,117		$9,434
Net cash paid for interest	$2,334	$—		$38
Supplemental disclosure of non-cash investing activities
Exchange of Holding Units for shares of Class A common stock	$17,759	$—		$—
Settlement of receivable balance with related party	$(3,979)	$—		$—
Value of equity interest paid for business acquisition	$89,406	$—		$52,395
Note issued in connection with business acquisition	$22,867	$—	$
Non-controlling interest – Lucid	$160,165	$—		$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware holding company incorporated on August 10, 2010, is a global online provider of foreign exchange (“FX”) trading and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holding, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation. Prior to the completion of the reorganization and the Corporation’s initial public offering (“IPO”) described in Note 2, the Corporation was a wholly-owned subsidiary of Holdings. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

As an online provider of FX trading and related services, the Company offers its retail and institutional customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers, or FX market makers. The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. The Company earns trading revenue by adding a markup to the price provided by the FX market makers, not trading profit or losses. Recently, the Company launched an offering to its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company earns revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge and (ii) net gains or losses, if any, where the Company has not hedged the customer trade.

The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division. These services allow customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services. In addition, the Company, through its 50.1% controlling interest in Lucid Markets Trading Limited (“Lucid”) (see Note 5), is an electronic market-maker and trader in the institutional FX market. The Company is also engaged in various ancillary FX related services which include use of its platform, technical expertise, trading facilities and software. Additionally, the Company offers its customers the ability to trade contract for differences (“CFDs”), spread betting, equities and equity options through its United Kingdom subsidiary FXCM Securities Limited (“FSL”). CFDs allow for the exchange of the difference in the value of a particular asset such as a stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. Spread betting allows our customers to bet on the price fluctuations of various financial markets such as FX, indices, oil and metals.

Note 2. Reorganization and IPO

Reorganization

Prior to the completion of the Corporation’s IPO, the limited liability company agreement of Holdings (the “LLC Agreement’) was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e., the owners of Holdings prior to the IPO) (the “Existing Unit Holders”) into a single new class of units (“Holding Units”). The Existing Unit Holders also entered into an exchange agreement (the “Exchange Agreement”) under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, subject to the terms of the exchange agreement as described therein, to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Following the IPO, each of the Existing Unit Holders

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Reorganization and IPO  – (continued)

held one share of Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to the aggregate number of Holdings Unit held by such holder, subject to customary adjustments for stock splits, stock dividends and reclassifications.

At the time of the IPO, the Corporation purchased newly-issued Holding Units from Holdings and outstanding Holding Units from the Existing Unit Holders, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the Existing Unit Holders continued to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holding Units was accounted for as a transaction between entities under common control in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The date of the exchange was December 7, 2010 (i.e., the effective date of the IPO).

IPO

On December 7, 2010, the Corporation closed the IPO of its Class A common stock. Pursuant to the IPO, the Corporation offered and sold 17,319,000 shares of Class A common stock. The Corporation also acquired an equivalent number of Holding Units. Total proceeds from the IPO were $226.7 million. The Corporation used $49.7 million of these proceeds to purchase 3,800,000 newly issued Holding Units, and $177.0 million of the proceeds to purchase 13,519,000 Holding Units from Existing Unit Holders, including members of Holdings senior management.

As described in more detail in Note 3, subsequent to the IPO and the reorganization described above, the Corporation consolidates the financial results of Holdings and its subsidiaries and reflects the ownership interest of the other members of Holdings as a non-controlling interest in the Corporation’s consolidated financial statements.

Tax Receivable Agreement

In connection with the Reorganization, Holdings made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Holding Units shares of Class A common stock as described above occurs, which may result in an adjustment to a portion of the tax basis of the assets of Holdings at the time of an exchange of Holding Units. As a result of both the initial purchase of Holding Units from the Existing Unit Holders in connection with the IPO and these subsequent exchanges, the Corporation is entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Holding Units and subsequent exchanges, in conjunction with the election under Section 754 described above, are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that the Corporation would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Corporation entered into a tax receivable agreement with Holdings members that will provide for the payment by the Corporation to Holdings members an amount equal to 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) any increases in tax basis resulting from Section 754 election and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 2. Reorganization and IPO  – (continued)

the Corporation is computed by comparing the actual income tax liability of the Corporation to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had the Corporation not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

Note 3. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by ASC 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, Holdings meets the definition of a variable interest entity under ASC 810. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings. As a result, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings held by the Existing Unit Holders to the extent that the book value of their interest in Holdings is greater than zero. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 42.5% and 57.5%, respectively, as of December 31, 2012. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 20.4% and 79.6%, respectively, as of December 31, 2011.

Net income attributable to the non-controlling interest on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders and the portion of earnings or loss attributable to the economic interest in Lucid (see Note 5) held by Lucid non-controlling members. Non-controlling interest in the consolidated statements of financial condition represents the portion of net assets of Holdings attributable to the non-controlling unit holders based on total units of Holdings owned by such unit holder and the portion of the net assets of Lucid attributable to the non-controlling Lucid members based on the equity interest owned by each of the Lucid non-controlling members.

The Company's consolidated financial statements include the following subsidiaries of Holdings:

Forex Capital Markets LLC	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

FXCMJ a wholly owned subsidiary of Holdings, has a fiscal year end of March 31 while the Company has a fiscal year end of December 31. FXCMJ is a Japanese based foreign exchange provider and is required under Japanese law to have a fiscal year end of March 31. The difference between the Company's reporting year end and FXCMJ does not result in a material impact on the Company's financial position or results of operations.

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenue and expenses during the year. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks and highly liquid instruments with original maturities of less than 90 days at the time of purchase and cash held by FX and CFD market makers related to hedging activities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 6). A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $1.0 billion and $0.9 billion as of December 31, 2012 and 2011, respectively.

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. Also included in due from/to brokers is the fair value of open future contracts discussed above. The Company has master netting agreements with its respective counterparties under which its due to/from brokers are presented on a net-by-counterparty basis in accordance with ASC 815.

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and are included in due to/from brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. The Company enters into future contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These three levels of fair value hierarchy are defined as follows:

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

As of December 31, 2012 and 2011, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices. Unsettled spot currency trades included in Due from brokers and Due to brokers are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts, which approximate fair value. Other assets, including receivables from others, are carried at contracted amounts, which approximate fair value and are classified as Level II financial assets. Other liabilities, including customer account liabilities, payables to others, credit agreement and notes payable are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company did not have any Level III financial assets or liabilities as of December 31, 2012 and 2011. The Company did not have any transfers in or out of Level I and II during the year ended December 31, 2012.

Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, consist of computer equipment, purchased technology hardware and software, internally developed software, leasehold improvements, furniture and fixtures and other equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

Valuation of Other Long-Lived Assets

The Company also assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There was no impairment of other long-lived assets in the years ended December 31, 2012, 2011 and 2010.

Business Combination

The Company accounts for business acquisitions in accordance with ASC 805 and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred. See Note 5 for further details.

Goodwill

The Company recorded goodwill from the acquisitions of ODL, FXCMJ, Foreland Forex Co. Limited (“Foreland”) and Lucid. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of the goodwill impairment test, the Company has identified its Retail and Institutional trading segments as its reporting units. The Company performs a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

There was no impairment of goodwill for the year ended December 31, 2012. Although there is no impairment as of December 31, 2012, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future. See Note 9 below for further discussion.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology and non-compete agreements. Customer relationships were acquired from ODL, Foreland and FXCMJ, non-compete agreements were acquired from ODL, and Lucid and the proprietary technology was acquired from Lucid.

The customer relationships and non-compete agreements are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 2 to 9 years and 2 to 3 years, respectively. Proprietary technology is also finite-lived intangibles and is amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.

Equity Method Investment

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These investments are included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Other income in the consolidated statements of operations. Equity method investments are included in corporate for purposes of segment reporting (see Note 24).

Accounts Receivable, net

As of December 31, 2012 and 2011, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company's FX business, and fees receivable from the Company's white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

account, the length of time a receivable is past due and our historical experience with the particular customer. As of December 31, 2012 and 2011, the reserve netted against receivables in the consolidated statements of financial condition was not material.

Other Assets

Other assets include prepaid expenses, equity method investments, deposits for rent security and employee advances (see Note 11).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, taxes payable, due to members pursuant to a tax receivable agreement (see Note 14), due to the Lucid non-controlling members in connection with trade settlements, bonuses payable, deferred rent, interest due on borrowings and a payable for a portion of the cash consideration relating to the business acquisitions (see Notes 5 and 12).

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statement of financial condition dates through the consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in retail and institutional trading revenue in the consolidated statements of operations. The Company recorded a gain of $0.8 million, $3.1 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Translation gains or losses resulting from translating the Company’s subsidiaries’ financial statements from the functional currency to the reporting currency, net of tax, are included in Foreign currency translation gain (loss) in the consolidated statements of comprehensive income. Assets and liabilities are translated at the statement of financial condition date while revenues and expenses are translated at an applicable average rate.

Revenue Recognition

The Company makes foreign currency markets for customers trading in FX spot markets and through its subsidiary FSL, engages in equity and related brokerage activities. FX transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company's positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of the Company's realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

when earned on a trade date basis. Additionally, the Company earns income from trading in CFDs, rollovers, payments for order flow, and spread betting. Income or loss on CFDs represents the difference between the Company's realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company's order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis.

Recently, the Company launched an offering to some of its smaller retail clients to trade with a dealing desk, or principal model. In the principal model offering, the Company earns revenue from: (i) the difference between the retail bid/offer spread and wholesale bid/offer spread for trades the Company has chosen to hedge and (ii) net gains or losses, if any, where the Company has not hedged the customer trade.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by the FXCM Pro division. The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income for customers' use of FXCM Pro without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through its subsidiary, Lucid. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned.

Other Income

Other income includes amounts earned from the sale of market data, equity and equity option brokerage activities, earnings and losses from equity method investments, account maintenance fees and ancillary fee income.

For the year ended December 31, 2012, Other income in the consolidated statements of operations includes the recognition of a gain related to a settlement with the former owners of ODL in connection with the acquisition of ODL in October 2010 (see Note 14).

For the year ended December 31, 2011, Other income in the consolidated statements of operations includes $4.5 million of revenue related to the termination of a trade execution services contract that resulted in the recognition of previously deferred income and $3.3 million attributable to the re-measurement of the Due to related parties pursuant to tax receivable agreement to reflect the Company’s revised U.S. Federal income tax rate.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

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

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model or on the fair value of the Corporation’s Class A common stock. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in Compensation and benefits in the consolidated statements of operations. See Note 15 for further details.

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

Income Taxes

Holdings operates in the United States (“U.S”). as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As a result, Holding’s income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, subsequent to the IPO, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

Holdings whose income is included in Net Income attributable to non-controlling interest in FXCM Holdings LLC in the consolidated statements of operations. Prior to the IPO, the Company operated as a limited liability company that was treated as partnership for U.S. federal income tax purposes. As a result, the Company’s income from its U.S. operations was not subject to U.S. federal income tax because such income was entirely attributed to its members and included in the tax returns of its members.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect for changes in tax laws and rates on the date of enactment. See Note 22 for further details.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holding’ s operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that a position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for Income taxes on the consolidated statements of operations.

Allocation and Distribution to Non-controlling Interests

The allocation of Holdings’ earnings to the members is determined in accordance with the sharing ratios as defined in the LLC Agreement. Distributions to members are made according to the LLC Agreement. See Notes 14 and 21 for further details. The allocation of Lucid’s earnings to the Lucid non-controlling member is determined in accordance with the Deed of Shareholders Agreement (the “Shareholders Agreement”). Distributions to the Lucid non-controlling members are made in accordance with the Shareholders Agreement. See Note 5 for further details.

Recently Adopted Accounting Pronouncements

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between U.S GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates  – (continued)

either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncement

Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. As this guidance is limited to presentation only, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles —  Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for the Company on January 1, 2013 with early adoption permitted. Since this guidance only changes the manner in which the Company assesses indefinite-lived intangible assets for impairment, adoption is not expected to have a material effect on the Company’s financial position or results of operations.

Note 4. Non-Controlling Interest

Holdings

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings, held by the Existing Unit Holders (see Note 2). Pursuant to an agreement between the Corporation and Holdings, anytime the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holding Unit transaction with the Corporation. In addition, anytime Existing Unit Holders exchange their Holding Units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of Holding Units to the Corporation. Changes in the non-controlling and the Corporation’s interests in Holdings for the year ended December 31, 2012 are presented in the following table:

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 4. Non-Controlling Interest  – (continued)

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2012	14,899,391	57,981,000	72,880,391	20.4%	79.6%	100.0%
Holding Units repurchased related to Class A common stock repurchased	(750,125)	—	(750,125)	-0.6%	0.6%	0.0%
Holding Units issued related exchanges of Holding Units for shares of Class A common stock	10,752,318	(10,752,318)	—	14.5%	-14.5%	0.0%
Holding Units issued related to Class A common stock issued for the Lucid acquisition	9,000,000	—	9,000,000	7.4%	-7.4%	0.0%
Holding Units issued related to Class A common stock issued under equity-based compensation plan	782,015	—	782,015	0.6%	-0.6%	0.0%
Cancellations		(298,490)	(298,490)	0.1%	-0.1%	0.0%
	34,683,599	46,930,192	81,613,791	42.5%	57.5%	100.0%

Lucid

As discussed in Note 5, the Company owns a 50.1% controlling interest in Lucid and consolidates the financial results of Lucid whereby it records a non-controlling interest for the economic interest in Lucid held by the Lucid non-controlling members.

Note 5. Business Acquisition

Lucid

On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K., to expand the Company's presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at closing, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Acquisition, any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from closing will be restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 5. Business Acquisition  – (continued)

remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

The estimated fair value of the 9.0 million shares was $89.4 million and is accounted for as equity. This fair value consisted of 1.8 million shares with a fair value of $21.5 million based on the Corporation’s closing stock price as of the Acquisition Date and the Remaining Shares with an estimated fair value of $67.9 million, adjusted for the Lucid Liquidity Restriction. The estimated fair value of the Lucid Liquidity Restriction was $9.4 million, and is accounted for as deferred compensation and recognized over the Term.

The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Acquisition Date as summarized in the table below. Full goodwill of $236.5 million was calculated as the fair value over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $160.2 million, and was determined by valuing Lucid using a discounted cash flow method, less the considerations transferred. The estimated of the fair value of the non-controlling interest is based on an assumed discount rate between 10.0% and 11.0%, annual earnings growth rate of 4.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Lucid. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for United Kingdom income tax purposes.

Lucid Purchase Price Allocation

(Amounts in thousands)
Purchase price		$177,496
Non-Controlling interest		160,165
Total fair value at Acquisition Date		337,661
Net assets acquired	$16,237
Adjustments to reflect acquired assets and liabilities at fair value
Proprietary technology(1)	83,900
Non-compete agreements(2)	1,000
Fair value of net assets acquired		101,137
Goodwill resulting from the Lucid acquisition		$236,524

(1)	Consists of internally developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settle trades with, an amortization life of 7 years.
(2)	Consists of two non-compete agreements with amortization lives of 3 years.

The amounts included in the Lucid Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 5. Business Acquisition  – (continued)

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of Lucid net assets recognized as of the Acquisition Date, with amounts in thousands:

As of June 18, 2012
Assets
Cash and cash equivalents	$28,656
Accounts receivable, net	5,100
Due from brokers	302
Deferred tax asset	125
Office, communication and computer equipment, net	499
Intangible assets	84,900
Other assets	226
Total assets	$119,808
Liabilities
Accounts payable and accrued expenses	13,361
Deferred tax liability	5,310
Total liabilities	18,671
Fair value of net assets acquired	$101,137

Contingencies and Accounts Receivable

There were no contingent liabilities recorded in the fair value of net assets acquired as of the Acquisition Date and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Acquisition Date (see Note 3) since based on current information and events, it is probable that the Company will collect all amounts due according to the contractual terms of the receivable.

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of Lucid from the Acquisition Date to December 31, 2012:

For the period June 18, 2012 to December 31, 2012
Total revenue	$42,198
Net income	$21,446

Foreland

On October 7, 2011, the Company acquired a 100% interest in Foreland (the “Foreland Acquisition”), a Japan based foreign exchange provider. The Foreland Acquisition was designed to increase the Company’s profile in the Japanese market and accelerate its growth in Asia, utilizing Foreland’s relationships and sales force. The Company’s purchase price was $37.7 million provided in cash. The Foreland Acquisition was accounted for in accordance with ASC 805. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820.

The $37.7 million purchase price was allocated to Foreland assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table. Goodwill of

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 5. Business Acquisition  – (continued)

$10.0 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired. Goodwill was allocated to the Retail Trading segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining Foreland’s FX business with the Company’s foreign exchange trading expertise, the economies of scale expected from combining the operations of the two companies and the retail relationships brought by the Foreland’s management. No goodwill is expected to be deductible for federal income tax purposes.

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 5. Business Acquisition  – (continued)

Accounts Receivable

The Company has collected all material accounts receivable amounts as of December 31, 2012.

FXCMJ

On March 31, 2011, the Company acquired a 100% interest in FXCMJ (the “FXCMJ Acquisition”), a Japan based foreign exchange provider that had previously contracted to use the FXCM Japan trademark. The FXCMJ Acquisition was designed to increase the Company’s profile in the Japanese market and accelerate its growth in Asia, utilizing FXCMJ’s relationships and sales force. The Company’s purchase price was $15.7 million provided in cash. The FXCMJ Acquisition was accounted for in accordance with ASC 805. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820.

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

Note 5. Business Acquisition  – (continued)

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

Accounts Receivable

The Company has collected all material accounts receivable amounts as of December 31, 2012.

ODL

On the October 1, 2010, the Company acquired a 100% interest in ODL (the “ODL Acquisition”), a leading broker of FX, CFDs, spread betting, equities and equity options headquartered in the U.K. The ODL Acquisition was designed to increase the Company’s profile in the U.K. market and accelerate its growth in continental Europe, utilizing ODL’s relationships and sales force. As consideration, the Company provided $2.2 million in cash and issued a 5.25% equity interest in the Company to ODL’s shareholders for a total purchase price of $54.6 million. The ODL Acquisition was accounted for in accordance with ASC 805. The assets acquired and the liabilities assumed were recorded at their fair values in accordance with ASC 820.

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

Note 5. Business Acquisition  – (continued)

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

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 5. Business Acquisition  – (continued)

Accounts Receivable

The Company has collected all material accounts receivable amounts as of December 31, 2012.

Condensed Combined Financial Information

The following condensed financial information presents the results of operations of ODL from the Acquisition Date to December 31, 2010, with amounts in thousands:

For the Period October 1, 2010 to December 31, 2010
Total revenues	$10,588
Net Income	$3,007

Pro Forma Condensed Combined Financial Information

Pro Forma condensed combined financial information for the acquisitions completed in 2012 (i.e., Lucid), 2011 (i.e., Foreland and FXCMJ) and 2010 (i.e., ODL) are presented as they may have appeared if all acquisitions had been completed on January 1, 2012, 2011 and 2010, with amounts in thousands:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Total revenues	$459,171	$581,507	$419,163
Net Income before non-controlling interest	$51,337	$114,739	$73,612

These pro forma results for the years ended December 31, 2012, 2011 and 2010 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with Lucid, Foreland, FXCMJ and ODL prior to these acquisitions as well as the adjustments for the intangible assets acquired in the Acquisition and the related tax impact.

Acquisition-related Costs

For the year ended December 31, 2012, acquisition-related transaction costs for the Acquisitions was $0.9 million. For the year ended December 31, 2011, acquisition-related transaction costs for the acquisitions were $0.2 million for the acquisition of Foreland and $0.3 for the acquisition of FXCMJ. For the year ended December 31, 2010, acquisition-related costs for the ODL Acquisition were $2.0 million. Acquisition-related transaction costs are included in General and administrative expense in the consolidated statements of operations.

Note 6. Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions. This includes cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.2 billion and $1.0 billion as of December 31, 2012 and 2011, respectively.

Note 7. Equity Method Investment

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in an operator of an electronic communication network for foreign exchange trading. As the Company holds a 38% equity interest and exerts significant influence, the investment is accounted for using the equity method. The Company also has 26.3% equity interest in a developer of FX trading software and 33.0% equity interest in a referring broker and accounts for these investments using the equity method.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 7. Equity Method Investment  – (continued)

As of December 31, 2012 and 2011, the Company’s carrying value of equity method investments were $12.0 million and $4.6 million, respectively, and are included as a component of Other assets in the consolidated statements of financial condition. Equity method investments are included in corporate for purposes of segment reporting (see Note 24).

Income recognized from equity method investments was not material for the years ended December 31, 2012, 2011 and 2010 and is included as a component of other income in the consolidated statements of operations.

There were no dividend distributions received from the Company’s equity method investments during the years ended December 31, 2012, 2011 and 2010.

Note 8. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, including capitalized software development costs, leasehold improvements, capital leases, furniture and fixtures and other equipment, licenses and communication equipment, consisted of the following as of December 31, 2012 and 2011, with amounts in thousands:

	December 31, 2012	December 31, 2011
Computer equipment	$34,541	$27,167
Software	31,476	18,119
Leasehold improvements	9,478	7,724
Furniture and fixtures and other equipment	3,185	2,476
Licenses	20,222	17,082
Communication equipment	1,522	1,151
	100,424	73,719
Less: Accumulated depreciation	(50,108)	(34,033)
Office, communication and computer equipment, net	$50,316	$39,686

Depreciation is computed on a straight-line basis (see Note 3). Depreciation expense included in the consolidated statements of operations was $17.7 million, $13.1 million, and $6.9 million for the years ended December 31, 2012, 2011 and 2010. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $6.5 million, $3.0 million, and $1.7 million for the years ended December 31, 2012, 2011 and 2010. Unamortized capitalized software development costs were $20.3 million and $13.5 million as of December 31, 2012 and 2011, respectively. The assets disposed of during the year ended December 31, 2012 was $2.9 million. The Company disposed of $1.4 million of fully depreciated assets during the year ended December 31, 2011.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 9. Goodwill

The following table presents the changes in goodwill by segment during the year ended December 31, 2012, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at December 31, 2011	$37,812	$10,793	$48,605
Goodwill acquired	—	236,524	236,524
Foreign currency translation adjustment	39	486	525
Balance at December 31, 2012	$37,851	$247,803	$285,654

Note 10. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2012 and 2011, with amounts in thousands:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$32,269	$(9,815)	$22,454	$32,144	$(4,628)	$27,516
Non-compete agreements	8,214	(5,841)	2,373	7,214	(3,290)	3,924
Proprietary technology	83,900	(11,081)	72,819	—	—	—
Foreign currency translation adjustment	(220)	(244)	(464)	(230)	230	—
Total finite-lived intangible assets	$124,163	$(26,981)	$97,182	$39,466	$(8,025)	$31,441
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total indefinite-lived intangible assets	$610	$—	$610	$610	$—	$610

Customer relationships, non-compete agreements, and proprietary technology are amortized on a straight-line basis over 2 to 9 years, 2 to 3 years, 4 years and 7 years, respectively, which approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 3). Amortization expense included in the consolidated statements of operations was $19.0 million, $6.9 million and $2.4 for the years ended December 31, 2012, 2011 and 2010 respectively. Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2012 is as follows, with amounts in thousands:

Year Ending December 31, 2012,	Estimated Amortization Expense
2013	$27,829
2014	26,114
2015	25,890
2016	14,053
2017	1,971
Thereafter	1,325
$97,182

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 11. Other Assets

Other assets were comprised of the following as of December 31, 2012 and 2011, with amounts in thousands:

	December 31, 2012	December 31, 2011
Prepaid expenses	$6,548	$10,305
Equity method investments	12,000	4,639
Deposits	1,555	3,728
Employee advances	851	532
Other	13	14
	$20,967	$19,218

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2012 and 2011, with amounts in thousands:

	December 31, 2012	December 31, 2011
Operating expenses payable	$28,886	$19,273
Due to Lucid non-controlling members	9,611	—
Due to Holdings non-controlling members	8,590	3,707
Commissions payable	8,126	8,576
Deferred rent	4,113	2,290
Bonus payable	3,945	12,412
Income tax payable	1,231	8,123
Acquisitions cash consideration payable	808	2,342
Interest due on borrowing	121	—
	$65,431	$56,723

Note 13. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC Topic 260 — Earnings per Share (“ASC 260”), to determine the dilutive potential of stock options and Class B common stock that are exchangeable into the Corporation’s Class A common stock.

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

In 2012, the Company granted 109,488 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and 725,000 stock options to purchase shares of the Corporation’s Class A common stock to its employees. For the years ended December 31, 2012 and 2011, stock options granted to certain employees, non-employees and members of the board of directors in the aggregate of 9,178,128 and 8,598,140, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 13. Earnings per Share  – (continued)

The Company also issued 9.0 million shares of the Corporation's Class A common stock in connection with the Lucid Acquisition. For the year ended December 31, 2012, 7.2 million of these shares were subject to the achievement of certain Profit Targets and, therefore, considered contingently issuable shares under ASC 260. In accordance with ASC 260, contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent). Since the Profit Targets were not achieved as of December 31, 2012, the shares were not included in the computation of basic or diluted EPS.

Additionally, as discussed in Note 2, the Existing Unit Holders also entered into an Exchange Agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the Exchange Agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common shares because they were anti-dilutive under the treasury method. During the year ended December 31, 2012, certain members of Holdings exchanged 10.8 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the Exchange Agreement (see Note 14).

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Year ended December 31, 2012	Year ended December 31, 2011	December 7, 2010 through December 31, 2011
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$8,958	$12,736	$146
Earnings allocated to participating securities	—	—	—
Earnings available for common stockholders	$8,958	$12,736	$146
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	24,086	16,567	17,319
Add dilutive effect of the following:
Stock options	—	—	—
Assumed conversion of Holding Units for Class A common stock	—	—	—
Dilutive weighted average shares of Class A common stock	24,086	16,567	17,319
Basic income per share of Class A common stock	$0.37	$0.77	$0.01
Diluted income per share of Class A common stock	$0.37	$0.77	$0.01

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in millions:

	December 31, 2012	December 31, 2011
Receivables
Advances to employees	$0.9	$0.5
Payables
Method Credit Fund	$9.0	$—
Employees	0.3	0.3
Shareholders with greater than 5% ownership in the Company	0.7	2.5
Due to Holdings non-controlling members	8.6	3.7
Due to Lucid non-controlling members in connection with trade settlements	9.6	—
Notes payable to Lucid non-controlling members in connection with the Acquisition	22.9	—
Tax receivable agreement	92.3	67.2
	$143.4	$73.7

The Company has advanced funds to several employees. The outstanding balances as of December 31, 2012 and 2011, included in the table above, are included in Other assets in the consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than 5% ownership in the Company. Account liabilities of employees and shareholders with a greater than 5% ownership in the Company as of December 31, 2012 and 2011, included in the table above, are included in Customer liabilities in the consolidated statements of financial condition.

Pursuant to an agreement with a former employee, the Company incurred compensation expense in connection with the IPO in the amount of $5.7 million for the year ended December 31, 2010. This amount is included in the consolidated statements of operations as Compensation and benefits.

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby, these members reimbursed US for amounts related to National Futures Association (“NFA”) and Commodity Futures Trading Commission (“CFTC”) matters, up to $16.3 million.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the years ended December 31, 2012, 2011 and 2010, these fees and commissions were approximately $2.5 million, $3.5 million and $1.8 million, respectively, and are included in the consolidated statements of operations. The Company expects to enter into a definitive agreement in the near future.

In March 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share and purchase agreement. The settlement to the Company included cash of $1.2 million,

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 14. Related Party Transactions  – (continued)

return of capital, (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million, included in Other income in the consolidated statements of operations, in connection with this settlement. In addition, the settlement required ODL to establish a collateral account for the benefit of the Company to pay certain outstanding third party claims up to an agreed upon amount.

In August 2012, the Company entered into a master guaranty agreement (the “Guaranty”) with Method Credit Fund (“Method”), a newly formed Cayman Island company, owned by certain directors and shareholders of the Company including several of the Company’s executive officers. Pursuant to the Guaranty, Method unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Guaranty requires Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Method determined on counterparty by counterparty basis which is agreed upon by the Company, Method and the respective counterparty. As of December 31, 2012, the Company held cash collateral in the amount of $9.0 million and the aggregate amount of margin extended under the Guaranty was $1.1 million. The cash collateral of $9.0 million is included Cash and cash equivalents, held for customers and Customer account liabilities in the consolidated statements of financial condition. During 2012, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the year ended December 31, 2012, fees collected from counterparties and subsequently remitted to Method by the Company under the Guaranty were not material and are included in the consolidated statement of operations.

The Guaranty may be terminated by either the Company or Method at any time provided that if Method elects to terminate the Guaranty Company consent is required if a guaranteed obligation is outstanding. Additionally, the Company maintains a call option to buy the equity stakes of the foregoing directors and shareholders for book value at any time. The right to exercise such option rests exclusively with the independent and disinterested directors of the Company.

Accounts payable and accrued expenses include a balance of $9.6 million of advances from certain Lucid non-controlling members in connection with trade settlements. Notes payable of $22.9 million represents the amount borrowed from the Lucid non-controlling members in connection with the Acquisition (see Notes 5 and 20).

In June 2011, US entered into an agreement with certain founding members of Holdings, whereby, these members reimbursed US for amounts related to National Futures Association (“NFA”) and Commodity Futures Trading Commission (“CFTC”) matters, up to $16.3 million.

Exchange Agreement

As discussed in Note 2, Existing Unit Holders owners entered into an Exchange Agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2012, certain members of Holdings exchanged 10.8 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the Exchange Agreement.

Payments under Tax Receivable Agreement

As discussed in Note 2, the Corporation entered into a tax receivable agreement with the Existing Unit Holders. The aggregate payments due under the tax receivable agreement were $100.9 million and $70.9 million as of December 31, 2012 and 2011, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation

The Company has a long term incentive plan (the “LTIP”) that provides for the grant of stock options to purchase shares of the Corporation’s Class A common stock to its employees (“Employee Stock Options”) and the independent board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and a four-year graded vesting schedule. The Independent Directors Options also have a seven-year contractual term but cliff vest on the first anniversary after the grant date. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

In January 2012, the Company granted 109,488 stock options to purchase shares of the Corporation’s Class A common stock to its independent board of directors. During the year ended December 31, 2012, the Company granted 725,000 stock options to purchase the Corporation’s Class A common stock to its employees.

The following table summarizes the Company's stock options activity as of December 31, 2011 and changes for the year then ended:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2011	8,127,890	$14.00	—
Granted	690,000	10.73	—
Exercised	—	—	—
Forfeited or expired	(219,750)	14.00	—
Outstanding as of December 31, 2011	8,598,140	$13.74	2.9
Vested or expected to vest at December 31, 2011	8,025,927	$13.75	2.9
Exercisable as of December 31, 2011	2,041,453	$14.00	2.8

The following table summarizes the Company's stock options activity as of December 31, 2012 and changes for the year then ended:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2012	8,598,140	$13.74	—
Granted	834,488	9.72	—
Exercised	—	—	—
Forfeited or expired	(254,500)	14.00	—
Outstanding as of December 31, 2012	9,178,128	$13.37	2.1
Vested or expected to vest at December 31, 2012	8,695,163	$13.37	2.1
Exercisable as of December 31, 2012	4,096,140	$13.86	1.9

The weighted-average grant date fair value of options granted during the years 2012, 2011, and 2010 was $3.55, $4.26 and $5.26, respectively.

As of December 31, 2012, the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.1 years and the unrecognized expense is $22.2 million. The Company had 2,046,250 and 2,049,890 vested stock options under LTIP during the years ended December 31, 2012 and 2011, respectively. The fair value of the options vested was $21.3 million and $10.7 million during both the years ended December 31, 2012 and 2011, respectively.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation  – (continued)

Stock-based compensation before income taxes included in Compensation and benefits in the consolidated statements of operations was $9.8 million, $9.1 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the consolidated statements of operations was $0.4 million, for each year ended December 31, 2012 and 2011 and not material for the year ended December 31, 2010 for the Independent Directors Options. The total compensation cost capitalized and included in office, communication and computer equipment, net, in the consolidated statements of financial condition was $1.4 million, $1.1 million and not material for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the years ended December 31, 2012, 2011 and 2010.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Employee Stock Options			Independent Directors Options
	For the Year Ended			For the Year Ended
	2012	2011	2010	2012	2011	2010
Expected term in years	4.75	4.75	4.75	4.00	—	4.0
Risk-free interest rate	0.71%	0.96%	1.57%	0.60%	—	1.28%
Expected volatility	52.00%	56.00%	50.00%	63.00%	—	50.00%
Dividend yield	2.48%	2.24%	1.86%	2.40%	—	1.86%
Estimated fair value at grant date	$3.47	$4.26	$5.26	$4.11	$—	$4.88

Expected term for the Employee Stock Option and the Independent Directors Options is based on the simplified method outlined in Staff Accounting Bulletin No. 107, Valuation of Share-Based Arrangements for Public Companies (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”), Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options. In accordance with SAB 107 and SAB 110, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain vanilla” stock options, as defined in SAB 107, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Corporation’s Class A common stock has been publically traded for less than three years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company's Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Company's Class A common stock. During the year ended December 31, 2012, the Company granted 945,847 of the Corporation’s Class A common stock as Other Equity Awards. The Other Equity Awards were fully vested at the date of the grant. The fair market value of the Other Equity Awards at grant date was $11.76. Compensation expense before income taxes for the Other Equity Awards, included in Compensation and benefits in the consolidated statements of operations, was $11.1 million for the year ended December 31, 2012. The Company did not record compensation expense for the years ended December 31, 2011 and 2010 since Other Equity Awards were not granted during those periods.

Note 16. Stockholders’ Equity

Refer to the description of the Reorganization and IPO as described in Note 2 for further information regarding the current capital structure of the Company.

The Corporation’s authorized capital stock consists of 3,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 300,000,000 shares of preferred stock, par value $.01 per share.

Class A Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, the Company’s Board of Directors approved the repurchase of $30.0 million and $20 million of its Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, the Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $80.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the year ended December 31, 2012, the Company repurchased and retired 750,125 shares of its Class A common stock, at an average price of $9.96 per share, for approximately $7.5 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the year ended December 31, 2012, with amounts in thousands:

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 16. Stockholders’ Equity  – (continued)

Class A Common Stock	As of December 31, 2012
Balance at January 1, 2012	$14,899
Issued	9,782
Repurchased	(750)
Exchange of Holdings units into Class A common stock	10,752
Balance at December 31, 2012	$34,683

As of December 31, 2012 and 2011, there were 43 and 100 shares of Class B common stock issued and held by the members of Holdings, respectively.

Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Class A Common Stock

Holders of shares of the Corporation’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Corporation’s board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon dissolution or liquidation or the sale of all or substantially all of the Corporation’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata the Corporation’s remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Each holder of the Company’s Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holdings Unit in Holdings held by such holder. The unitholders of Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or dissolution of the Corporation.

Note 17. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2012, 2011 and 2010.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 18. Net Capital Requirements

US is registered as a futures commission merchant and a retail foreign exchange dealer with the CFTC and NFA. US is subject to the NFA’s net capital requirements for forex dealing members. Since the agency model (see Note 1) is not used for all customer transactions, US is required to maintain “adjusted net capital” equal to or in excess of $20.0 million plus 5% of all liabilities owed to customers exceeding $10.0 million. Adjusted net capital and the level of notional values under these transactions change from day to day.

HK is organized in Hong Kong and is a licensed leveraged foreign exchange trading company with the Securities and Futures Commission (“SFC”). HK is subject to required minimum liquid capital financial requirements.

UK is organized in the U.K. and is regulated by the Financial Services Authority (“FSA”). UK is a registered securities and futures firm with the FSA. UK is subject to minimum capital requirements.

ODL and FSL are organized in the U.K. and are regulated by the FSA. ODL is a registered consolidated group company. FSL is a registered broker dealer. ODL and FSL are subject to minimum capital requirements.

FXCMJ is organized in Japan and is regulated by the Finance Services Agency of Japan (“JFSA”) and is subject to minimum capital requirements.

Australia is organized in New Zealand and is a registered exchange contract dealer with the Australia Securities & Investments Commission (“ASIC”). Australia is subject to ASIC minimum financial requirements or “adjusted surplus liquid funds.”

The minimum capital requirements of the above entities may effectively restrict the payment of cash distributions to members.

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Australia, ODL, FSL and FXCMJ as of December 31, 2012 and 2011, with amounts in millions:

	December 31, 2012
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$53.5	$22.7	$73.1	$4.2	$14.1	$30.7	$33.5
Minimum capital requirement	26.1	8.1	17.4	1.2	4.4	4.4	5.6
Excess capital	$27.4	$14.6	$55.7	$3.0	$9.7	$26.3	$27.9

	December 31, 2011
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$27.1	$17.4	$40.3	$4.3	$38.2	$24.4	$33.6
Minimum capital requirement	26.7	5.5	12.7	1.3	10.2	5.2	9.5
Excess capital	$0.4	$11.9	$27.6	$3.0	$28.0	$19.2	$24.1

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The lease for the office facilities is subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of December 31, 2012, with amounts in thousands:

Year Ending December 31,	As of December 31, 2012
2013	7,032
2014	5,213
2015	3,398
2016	2,469
2017	2,818
Thereafter	24,199
$45,129

The aggregate rental expense for operating leases charged to operations, included in General and administrative expense in the consolidated statements of operations, for the years ended December 31, 2012, 2011 and 2010, was $7.9 million, $8.9 million and $4.6 million, respectively. These amounts are net of sublease income. There was no sublease income for the year ended December 31, 2012. Sublease income was not material for the years ended Decembers 31, 2011 and 2010. For the years ended December 31, 2012 and 2011, there were no sublease commitments.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the years ended December 31, 2012, 2011, and 2010, respectively. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2012 to 2015.

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

In August 2011, FXCM US entered into a settlement with the NFA. The settlement terms principally pertain to FXCM US’s practice concerning the execution of price improvements in its trading execution system prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $2.0 million to the NFA and to provide restitution to the affected clients.

In October 2011, FXCM US entered into a settlement with the CFTC. The settlement principally addresses allegations regarding FXCM US’s failure to monitor and maintain its trading systems prior to August 2010. Under the terms of the settlement, FXCM US agreed, without admitting or denying any of the allegations to pay a fine of $6.0 million to the CFTC and to provide restitution to the affected clients.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies  – (continued)

The Company incurred costs of approximately $16.3 million relating to these matters which are included in General and administrative in the consolidated statement of operations. Additionally, in June 2011, FXCM US entered into an agreement with certain founding members of Holdings, whereby these members reimbursed FXCM US for the amounts related to the NFA and CFTC matters, up to $16.0 million, plus additional amounts, as approved by such founding members. Consequently, there was no impact to the Corporation’s net income as the expense was allocated to the respective founding members as permitted under the terms of the LLC Agreement. Accordingly, $16.3 million of additional capital was provided by the respective founding members.

In October, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against US, ODL Securities, Inc. and ODL Securities, Ltd. (the “Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL Group Limited, FXCM Securities, LLC, FSL, the Corporation and Holdings as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. Thereafter, the parties engaged in non-binding mediation. Ultimately a settlement was reached in the amount of $0.7 million which was approved by the Bankruptcy Court on June 20, 2012.

In September 2012, the FSA initiated investigations relating to UK’s and FSL’s past trade execution practices. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. The Company expects settlement of this matter, including any administrative penalty, in the first quarter of 2013 and does not expect the ultimate settlement amount to differ materially from the amount accrued.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.5 million as of December 31, 2012.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 20. Debt

Credit Agreement

On December 19, 2011, Holdings entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provided for a revolving credit facility of up to $75.0 million. The credit facility is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

On November 8, 2012, the Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. As of December 31, 2012, Holdings’ outstanding balance under the Credit Agreement was $85.0 million.

Under the terms of the Credit Agreement, loans will bear interest at either a Eurodollar Rate or a Base rate (as defined below), at the Holdings’ election, plus an applicable margin, based on Holdings’ leverage ratio. In addition, the Holdings must pay an annual commitment fee based on Holdings’ leverage ratio on the undrawn commitments under the Credit Agreement. The applicable margin and commitment fees are set forth in the table below:

Consolidated Leverage Ratio	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than .5 to 1.0	0.25%	1.75%	0.75%
Greater than or equal to 0.5 to 1.0 but less than 1.0 to 1.0	0.30%	2.00%	1.00%
Greater than or equal to 1.0 to 1.0 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00	0.40%	2.50%	1.50%

The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent, Bank of America, N.A., as its prime rate, and (c) the Eurodollar Rate plus 1.00%. The Eurodollar Rate means the rate per annum equal to (i) the British Bankers Association LIBOR Rate, or (ii) if such rate is not available, the rate per annum determined by the administrative agent.

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in interest on borrowings in the consolidated statements of operations was $0.9 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. No interest expense or commitment fee was recorded for the year ended December 31, 2010 since the Credit Agreement was not in place during this period.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for US and UK (see Note 18), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in Credit Agreement, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined Credit Agreement, of less than 20% of total assets of Holdings and its

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 20. Debt  – (continued)

subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of December 31, 2012, Holdings was in compliance with all material covenants.

During the years ended December 31, 2012 and 2011, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.2 million and the weighted average interest rate was 2.1%. The weighted dollar amount related to the Credit Agreement and the weighted interest rate do not apply to the year ended December 31, 2010 since the Credit Agreement was not place during the period.

Notes Payable

As discussed in Note 5, in connection with the acquisition of Lucid, the Company issued to the Lucid Sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 maturing on December 21. 2012. On December 21, 2012, the Company repaid $64.0 million of these notes and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance. The notes mature on December 21, 2013.

Note 21. Derivative Financial Instruments

The fair values of the assets and liabilities associated with the Company’s derivative financial instruments included in Due to/from brokers in the consolidated statements of financial condition was not material as of December 31, 2012 and 2011. For the years ended December 31, 2012, 2011 and 2010, trading revenues of $401.7 million, $392.7 million and $346.3 million included net losses of $55.9 million, $8.8 million and $5.4 million, respectively, related to derivative financial instrument transactions. The net notional value of the derivative financial instruments was $471.1 million and $104.6 million as of December 31, 2012 and 2011, respectively.

Note 22. Income Taxes

Holdings, operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. As a result, Holdings income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, subsequent to the IPO, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings LLC in the consolidated statements of operations. Prior to the IPO, the Company operated as a limited liability company that was treated as partnership for U.S. federal income tax purposes. As a result, the Company’s income from its U.S. operations was not subject to U.S. federal income tax because such income was entirely attributed to its members and included in the tax returns of its members.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holding’ s operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

Income before income taxes, as shown in the consolidated statements of operations, includes the following income components, with amounts in thousands:

	Years Ended December 31,
	2012	2011	2010
Domestic	19,794	29,035	92,724
Foreign	27,670	40,562	11,586
	47,464	69,597	104,310

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 22. Income Taxes  – (continued)

The provision for income taxes consists of the following, with amounts in thousands:

	Year Ended December 31,
	2012	2011	2010
Current
Federal income tax	478	238	—
State and local income tax	574	1,384	588
Foreign income tax	764	9,268	2,585
Subtotal	1,816	10,890	3,173
Deferred
Federal income tax	2,837	7,578	(12)
State and local income tax	(171)	(1,820)	19
Foreign income tax	4,504	(5,850)	969
Subtotal	7,170	(74)	976
Total provision for taxes	8,986	10,816	4,149

The following table reconciles the provision for income taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	34.0%	34.0%	35.0%
Income passed through to non-controlling members	(15.5)	(13.0)	(35.0)
State and local income tax	1.0	2.1	0.6
Foreign income tax	(3.10)	(0.2)	3.4
Release of valuation allowance	—	(11.8)	—
Foreign tax credit valuation allowance	2.5	0.8	—
Impact of rate change on deferred tax assets	—	4.0	—
Other	—	(0.4)	—
Effective tax rate	18.9%	15.5%	4.0%

The increase in the effective tax rate for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in the Corporation’s ownership in Holdings. The increase in the Corporation’s ownership in Holdings is due to members Existing Unit Holders exchanging their membership units for the Corporation’s Class A common stock. The Company’s effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to the Corporation increases. The effect of Holdings member unit exchanges is partially offset by the Corporations Class A common stock repurchases. Anytime the Corporation repurchases shares of its Class A common stock, Holdings, enters into an equivalent Holdings membership unit transaction with the Corporation. The effect of these repurchases decreases the Corporation’s ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to the Corporation. See Note 4 for further details regarding changes in the Corporation’s ownership in Holdings. In addition, the Company’s effective tax rate increased due to the Company earning a higher portion of its income from subsidiaries (primarily Lucid) taxed locally as corporations in their respective foreign jurisdictions in 2012. This increase in tax on foreign sourced income is somewhat offset by a lower statutory tax rate in effect in the U.K for the year ended December 31, 2012. The Company’s effective tax rate for the year ended December 31, 2011 reflects the release of valuation allowance relating to FXCMJ’s tax loss carryforwards.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 22. Income Taxes  – (continued)

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
Deferred tax assets
Equity based compensation	1,259	206
Investment in partnership	118,327	79,353
Fixed assets	4,009	4,052
Tax loss carryforwards	7,761	7,602
Tax credit carryforward/foreign sub income	2,083	878
Japan software	3,083	4,045
Other	140	280
Gross deferred tax assets	136,662	96,416
Less: valuation allowance	(8,843)	(878)
Net deferred tax asset	127,819	95,538
Deferred tax liabilities
Fixed assets	65	54
Intangible assets	6,292	8,873
Goodwill	12,563	—
Software development cost	193	116
Other	338	242
Gross deferred tax liabilities	19,451	9,285
Net deferred tax asset	108,368	86,253

The increase in deferred tax assets was primarily driven by the increase in the Corporation’s ownership in Holdings as a result of members of Holdings exchanging their membership units for the Corporation. Class A common stock. As Existing Unit Holder exchange their membership units, the Company records a deferred tax benefit related to Holdings election under Section 754 of the Internal Revenue Code (see Note 2).

The Company assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $8.8 million was recorded as of December 31, 2012.

The Company has foreign net operating loss carryforwards of $9.1 million and $19.6 million from Japan and the United Kingdom, respectively. The Japanese net operating loss carryforwards may be carried forward for nine years, while the United Kingdom net operating loss has an indefinite life. The tax credit carryforward includes foreign tax credits of $1.9 million that may be carried forward for a period of 10 years and unincorporated business tax credits of $0.2 million that may be carried forward for an indefinite period.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $22.8 million as of December 31, 2012.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 22. Income Taxes  – (continued)

Taxes payable as of December 31, 2012 and 2011 were $1.2 million and $8.1 million, respectively, and are included in accounts payable and accrued expenses in the consolidated statements of financial condition (see note 12). Taxes receivable as of December 31, 2012 and 2011 were $6.0 million and $2.0 million respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	2012	2011	2010
Unrecognized tax benefits – January 1	$223	$—	$—
Gross increases – tax positions in prior period	1	44	—
Gross decreases – tax positions in prior period	(16)	—	—
Gross increases – tax positions in current period	3,483	179	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$3,691	$223	$—

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition.

Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during 2012. The Company accrued penalties and interest of nil for the years ended December 31, 2012 and 2011.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2012, the Company’s tax years for 2009, 2010, and 2011 are subject to examination by the tax authorities. With a few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2009.

Note 23. Foreign Currencies and Concentrations of Credit Risk

Under the agency model, the Company accepts and clears FX spot contracts for the accounts of its customers (see Notes 1 and 3). These activities may expose the Company to off- balance-sheet risk in the event that the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

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

Note 23. Foreign Currencies and Concentrations of Credit Risk  – (continued)

Exposure to credit risk is therefore minimal. Institutional customers are permitted credit pursuant to limits set by the Company’s prime brokers. The prime brokers incur the credit risk relating to the trading activities of these customers in accordance with the respective agreements between such brokers and the Company.

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s due from brokers balance included in the consolidated statements of financial condition was $8.0 million and $1.3 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, 91.5% of the Company’s due from brokers balance, included on the consolidated statements of financial condition, was from one large financial institution. As of December 31, 2011, 72.7% of the Company’s due from brokers balance, included in the consolidated statements of financial condition, was from one large financial institution. Three banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2012 and 2011.

Note 24. Segments

ASC 280, Segments Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets and are covered by a separate sales force, customer support and trading platforms. The Company’s segments are organized around three geographic areas. These geographic areas are the United States, Asia and Europe and are based on the location of its customers’ accounts.

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. The Retail Trading business segment also includes the Company’s white label relationships CFDs, payments for order flow and rollovers. In addition, the Retail Trading business segment includes offerings to some of the Company’s smaller retail clients to trade with a dealing desk, or principal model.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers, market making and electronic trading in the institutional foreign exchange spot and futures markets. The facilitation of spot foreign currency trades allows customers to obtain the best execution price from external banks and financial institutions.

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 24. Segments  – (continued)

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Year Ended December 31, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$355,282	$62,033	$—	$417,315
Operating and other expenses	218,018	45,164	106,669	369,851
Income (loss) before income taxes	$137,264	$16,869	$(106,669)	$47,464
Assets	$1,556,680	381,368	127,122	$2,065,170

	As of and For the Year Ended December 31, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$383,356	$28,908	$3,314	$415,578
Operating and other expenses	218,534	20,784	106,663	345,981
Income (loss) before income taxes	$164,822	$8,124	$(103,349)	$69,597
Assets	$1,361,577	9,534	116,022	$1,487,133

	As of and For the Year Ended December 31, 2010
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$332,328	$27,833	$—	$360,161
Operating and other expenses	167,725	18,931	69,195	255,851
Income (loss) before income taxes	$164,603	$8,902	$(69,195)	$104,310

	Years Ended December 31,
	2012	2011	2010
Total Revenues
United States	$284,511	$329,366	$334,259
Asia	51,486	27,960	9,952
Europe, Middle East and North Africa	191,314	165,073	105,819
Other	4,183	5,098	4,388
Eliminations	(114,179)	(111,919)	(94,257)
Total	$417,315	$415,578	$360,161

	Years Ended December 31,
	2012	2011	2010
Operating and Other Expenses
United States	$264,706	$299,841	$241,387
Asia	41,228	24,173	8,661
Europe, Middle East and North Africa	173,467	130,254	97,159
Other	3,214	3,632	2,901
Eliminations	(112,764)	(111,919)	(94,257)
Total	$369,851	$345,981	$255,851

FXCM Inc.
(Prior to December 7, 2010, FXCM Holdings, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Note 24. Segments  – (continued)

	Years Ended December 31,
	2012	2011	2010
Income Before Income Taxes
United States	$19,805	$29,525	$92,872
Asia	10,258	3,787	1,291
Europe, Middle East and North Africa	17,847	34,819	8,660
Other	969	1,466	1,487
Eliminations	(1,415)	—	—
Total	$47,464	$69,597	$104,310

Note 25. Subsequent Events

The Company has evaluated subsequent events after the date of the consolidated financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the consolidated financial statements. Such evaluation was performed through the report date of the consolidated financial statements.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on April 1, 2013 to Class A stockholders of record at the close of business on March 25, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by the our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited FXCM Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FXCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lucid Markets Trading Ltd., which is included in the 2012 consolidated financial statements of FXCM Inc. and constituted $40.1 million and $13.6 million of total and net assets, respectively, as of December 31, 2012 and $42.1 million and $21.4 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of FXCM Inc. also did not include an evaluation of the internal control over financial reporting of Lucid Markets Trading Ltd.

In our opinion, FXCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of FXCM Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity/members’ capital, and cash flows for each of the three years in the period ended December 31, 2012 of FXCM Inc. (prior to December 7, 2010, FXCM Holdings LLC and subsidiaries) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 15, 2013

Changes in Internal Control over Financial Reporting

On June 18, 2012, the Company completed its acquisition of Lucid. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through December 31, 2012, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude Lucid from its December 31, 2012 assessment of and report on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of Lucid into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2013. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

PART III

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

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

(a) (1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

(a) (3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York.

FXCM INC.
Date: March 15, 2013	By: /s/ Dror (Drew) Niv Name: Dror (Drew) Niv Title: Chief Executive Officer

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

Signature	Title	Date
Drow (Drew) Niv /s/ Dror (Drew) Niv Dror (Drew) Niv	Director and Chief Executive Officer (principal executive officer)	March 15, 2013
/s/ David Sakhai David Sakhai	Director and Chief Operating Officer	March 15, 2013
/s/ William Adhout William Ahdout	Director	March 15, 2013
/s/ Kenneth Grossman Kenneth Grossman	Director	March 15, 2013
/s/ Eduard Yusupov Eduard Yusupov	Director	March 15, 2013
/s/ Robert Lande Robert Lande	Chief Financial Officer (principal financial officer)	March 15, 2013
/s/ James Brown James Brown	Director	March 15, 2013
/s/ Ryan Silverman Ryan Silverman	Director	March 15, 2013
/s/ Arthur Gruen Arthur Gruen	Director	March 15, 2013
/s/ Robin E. Davis Robin E. Davis	Director	March 15, 2013
/s/ Perry G. Fish Perry G. Fish	Director	March 15, 2013
Eric LeGoff /s/ Eric LeGoff	Director	March 15, 2013
Nicola Santoro, Jr. /s/ Nicola Santoro, Jr.	Chief Accounting Officer (principal accounting officer)	March 15, 2013

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

2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Lucid Markets Trading Limited, dated June 21, 2012, among Mr. Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings LLC and the Issuer (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by FXCM Inc. on June 25, 2012 (File No. 001-34986)).
3.1	Amended and Restated Certificate of Incorporation of FXCM Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
3.2	Amended and Restated Bylaws of FXCM Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.1	Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.2	Exchange Agreement, dated as of December 1, 2010, among FXCM Inc., FXCM Holdings, LLC and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.3	Tax Receivable Agreement, dated as of December 1, 2010, by and among FXCM Inc., FXCM Holdings, LLC and the TRA Parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.4	FXCM Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.5	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.6	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.7	Share Purchase Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).
10.7.1	Closing Agreement among the sellers of ODL Group Limited and FXCM Holdings, LLC (incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
10.7.2	Post Closing Agreement No. 1 among the sellers of ODL Group Limited, Blue FX Holdings Corporation, Cowley Corporation, FXCM Holdings, LLC and FXCM Inc. (incorporated by reference to Exhibit 10.8.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.8	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†

10.9	Severance Protection Agreement between Dror (Drew) Niv and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.10	Severance Protection Agreement between David Sakhai and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.12	2010 White Label Agreement by and between Forex Capital Markets Limited, Global Finance Company and Master Capital Group (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).
10.13	Form of Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).†
10.14	Fourth Amendment to Credit Agreement, dated November 8, 2012 by and among FXCM Holdings LLC, Bank of America, N.A., as Administrative Agent and lender who are parties thereto. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by FXCM Inc. on November 9, 2012 (File No. 001-34986))
10.15	Deed of Shareholders Agreement relating to Lucid Markets Trading Limited, dated as of June 21, 2012, by and among Dierk Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings, LLC and Lucid Markets Trading Limited (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on June 25, 2012 (File No. 001-34986)).
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP as to FXCM Inc.*
24.1	Power of Attorney (included on signature page to this Report on Form 10-K)*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
101.DEF	XBRL Taxonomy Extension Definition Document

*	Filed herewith
**	Furnished herewith
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
†	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.