Form 10-Q
period 2013-03-31
FXCM Inc.
filed 2013-05-10
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-34986

FXCM Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Water Street, FL 50
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

Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 37,067,596 as of May 6, 2013. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 6, 2013 was 41.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2013

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements

FXCM Inc.

Condensed Consolidated Statements of Financial Condition

	March 31, 2013 (Unaudited)	December 31, 2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$273,384	$272,332
Cash and cash equivalents, held for customers	1,190,413	1,190,762
Due from brokers	2,725	8,040
Accounts receivable, net	8,216	5,485
Deferred tax asset	10,587	10,598
Tax receivable	4,292	6,003
Total current assets	1,489,617	1,493,220
Deferred tax asset	123,305	117,221
Office, communication and computer equipment, net	50,882	50,316
Goodwill	282,277	285,654
Other intangible assets, net	89,184	97,792
Other assets	19,581	20,967
Total assets	$2,054,846	$2,065,170
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,190,413	$1,190,762
Accounts payable and accrued expenses	50,833	56,841
Credit agreement	80,000	85,000
Notes payable	22,867	22,867
Due to brokers	3,398	14,494
Deferred tax liability	7,021	7,100
Due to related parties pursuant to tax receivable agreement	11,207	13,569
Total current liabilities	1,365,739	1,390,633
Deferred tax liability	14,435	12,351
Due to related parties pursuant to tax receivable agreement	93,494	87,271
Total liabilities	1,473,668	1,490,255
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 36,458,351 and 34,683,599 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	365	347
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 44 and 43 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in-capital	182,980	171,390
Retained earnings	15,825	11,122
Accumulated other comprehensive loss	(5,333)	(1,301)
Total stockholders’ equity FXCM Inc.	193,838	181,559
Non-controlling interests	387,340	393,356
Total stockholders’ equity	581,178	574,915
Total liabilities and stockholders’ equity	$2,054,846	$2,065,170

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands, except share and per share data)
Revenues
Retail trading revenue	$91,254	$92,726
Institutional trading revenue	27,556	5,820
Trading revenue	118,810	98,546
Interest income	679	860
Brokerage interest expense	(55)	(91)
Net interest revenue	624	769
Other operating income	3,430	3,274
Total net revenues	122,864	102,589
Operating Expenses
Referring broker fees	21,350	20,189
Compensation and benefits	23,533	23,217
Advertising and marketing	7,351	8,270
Communication and technology	8,355	8,380
Trading costs, prime brokerage, and clearing fees	7,938	1,313
General and administrative	12,471	18,397
Depreciation and amortization	11,974	6,181
Total operating expenses	92,972	85,947
Total operating income	29,892	16,642
Loss on equity method investments, net	148	—
Interest on borrowings	817	269
Income before income taxes	28,927	16,373
Income tax provision	7,959	2,367
Net income	20,968	14,006
Net income attributable to non-controlling interest in FXCM Holdings, LLC	10,230	11,118
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	3,878	—
Net income attributable to FXCM Inc.	$6,860	$2,888

	Three Months Ended March 31,
	2013	2012
Weighted average shares of Class A common stock outstanding:
Basic	28,472	17,989
Diluted	29,678	17,989
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.24	$0.16
Diluted	$0.23	$0.16
Dividends declared per common share	$0.06	$0.06

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Net income	$20,968	$14,006
Other comprehensive loss
Foreign currency translation loss	(9,296)	(2,323)
Income tax expense	3	6
Other comprehensive loss, net of tax	(9,299)	(2,329)
Comprehensive income	11,669	11,677
Comprehensive income attributable to non-controlling interest in FXCM Holdings, LLC	4,963	9,530
Comprehensive income attributable to non-controlling interest in Lucid Markets Trading Limited	3,878	—
Comprehensive income attributable to FXCM Inc.	$2,828	$2,147

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2013	$393,356	$11,122	$(1,301)	$171,390	43	$1	34,683,599	$347	$574,915
Net income	14,108	6,860	—	—	—	—	—	—	20,968
Other comprehensive loss, net of tax	(5,267)	—	(4,032)	—	—	—	—	—	(9,299)
Comprehensive income	$8,841	$6,860	$(4,032)	$—	—	$—	—	$—	$11,669
Class A common stock
Equity based compensation	2,029	—	—	1,566	—	—	—	—	3,595
Dividends on Class A common stock	—	(2,157)	—	—	—	—	—	—	(2,157)
Exchange of Holdings units to Class A common stock (See Note 6)	(8,619)		—	8,601	—	—	1,772,252	18	—
Assignment to permitted transferees	—	—	—	—	1	—	—	—	—
Stock options exercised	13			22			2,500	—	35
Effects of Tax Receivable Agreement	—	—	—	1,401	—	—	—	—	1,401
Distribution	(8,280)	—	—	—	—	—	—	—	(8,280)
Balance as of March 31, 2013	$387,340	$15,825	$(5,333)	$182,980	44	$1	36,458,351	$365	$581,178

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$20,968	$14,006
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,974	6,181
Equity-based compensation	3,228	2,376
Deferred tax expense	4,904	180
Loss on disposal of fixed assets	126	718
Amortization of deferred financing cost	140	63
Loss on equity investment	148	—
Gain on settlement of receivables from related party	—	(1,436)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	4,516	(86,661)
Due from brokers	5,315	(2,404)
Accounts receivable, net	(2,731)	2,109
Tax receivable	1,711	(63)
Other assets	4,097	3,230
Customer account liabilities	(349)	88,874
Accounts payable and accrued expenses	(6,008)	(3,954)
Tax receivable agreement payments	(4,079)	—
Due to brokers	(11,096)	(9,340)
Net cash provided by operating activities	32,864	13,879
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(5,271)	(9,452)
Purchase of intangible assets	—	(34)
Payment for equity investment	(3,000)	—
Net cash used in investing activities	(8,271)	(9,486)
Cash Flows From Financing Activities
Members’ distributions	(8,280)	(6,968)
Dividends paid	(2,157)	—
Proceeds from exercise of stock options	35	—
Stock repurchase	—	(2,188)
Borrowings under the credit agreement	10,000	65,000
Payments on borrowings under the credit agreement	(15,000)	(20,000)
Net cash provided by (used in) financing activities	(15,402)	35,844
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,139)	(3,646)
Net increase in cash and cash equivalents	1,052	36,591
Cash and Cash Equivalents
Beginning of Year	272,332	184,721
End of Period	$273,384	$221,312
Supplemental disclosures of cash flow activities
Cash dividends payable	$—	$1,198
Cash paid for taxes	$263	$6,389
Cash paid for interest	$541	$172
Supplemental disclosure of non-cash financing activities
Exchange of Holdings units for shares of Class A common stock	$8,619	$26,164
Settlement of receivable from related party	$—	$(3,979)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a Delaware holding company incorporated on August 10, 2010, is a global online provider of foreign exchange (“FX”) trading and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

Basis of Presentation

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, Holdings meets the definition of a variable interest entity under ASC 810. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings. As the primary beneficiary of Holdings, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 44.7% and 55.3%, respectively, as of March 31, 2013. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 42.5% and 57.5%, respectively, as of December 31, 2012.

The Company’s unaudited condensed consolidated financial statements include the following significant subsidiaries of Holdings:

Forex Capital Markets LLC	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. These earnings or losses are included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Gains (losses) on equity method investments, net in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenue and expenses during the year. Actual results could differ from those estimates.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation  – (continued)

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements.

Accounting Pronouncement adopted in 2013

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s condensed consolidated financial statements.

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. In February 2013, the FASB issued ASU No. 2013-01 which limited the scope of the offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815, Derivatives and Hedging. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s unaudited condensed consolidated financial statements.

Note 2. Holdings

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, anytime the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings unit transaction with the Corporation. In addition, anytime Holdings unit holders (other than the Corporation) exchange their units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of units to the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Holdings  – (continued)

Changes in the non-controlling and the Corporation’s interests in Holdings for the three months ended March 31, 2013 are presented in the following table:

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2013	34,683,599	46,930,192	81,613,791	42.5%	57.5%	100.0%
Holdings units acquired by FXCM Inc. related to exchanges of Holdings units for shares of Class A common stock	1,772,252	(1,772,252)	—	1.9%	-1.9%	0.0%
Exercise of stock options	2,500	—	2,500	0.3%	-0.3%	0.0%
	36,458,351	45,157,940	81,616,291	44.7%	55.3%	100.0%

Note 3. Business Acquisition

On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid, (the “Acquisition”) an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the United Kingdom (“U.K.”.), to expand the Company's presence and capabilities in the institutional marketplace. As consideration, the Company issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at the Acquisition Date, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Acquisition, any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from closing will be restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

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

The Acquisition was accounted for in accordance with ASC 805, Business Combination. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement and Disclosure, at the Acquisition Date as summarized in the table below. Full goodwill of $236.5 million was calculated as the fair value over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $160.2 million, and was determined by valuing Lucid using a discounted cash flow method, less the considerations transferred. The estimated fair value of the non-controlling interest is based on an assumed discount rate between 10.0% and

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

11.0%, annual earnings growth rate of 4.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Lucid. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for U.K. income tax purposes.

Lucid Purchase Price Allocation

(Amounts in thousands)
Purchase price		$177,496
Non-Controlling interest		160,165
Total fair value at Acquisition Date		337,661
Net assets acquired	$16,237
Adjustments to reflect acquired assets and liabilities at fair value
Proprietary technology(1)	83,900
Non-compete agreements(2)	1,000
Fair value of net assets acquired		101,137
Goodwill resulting from the Lucid acquisition		$236,524

(1)	Consists of internally developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settle trades, with an amortization life of 7 years.
(2)	Consists of two non-compete agreements with amortization lives of 3 years.

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

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of Lucid had been completed on January 1, 2012, with amounts in thousands:

For the Three Months Ended March 31, 2012
Total revenues	$124,315
Net Income before non-controlling interests	$19,701

These pro forma results for the three months ended March 31, 2012 include the revenues, operating expenses and related tax impact of Lucid prior to the acquisition as well as adjustments for the intangible assets acquired.

Note 4. Equity Method Investment

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, Inc., an operator of an electronic communication network for foreign exchange trading. As the Company holds a 38% equity interest and exerts significant influence, the investment is accounted for using

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Equity Method Investment  – (continued)

the equity method. The Company also has a 26.3% equity interest in a developer of FX trading software and 33.0% equity interest in a referring broker and accounts for these investments using the equity method.

As of March 31, 2013 and December 31, 2012, the Company’s equity method investments were $11.7 million and $11.9 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition. Equity method investments are included in corporate for purposes of segment reporting (see Note 15).

Loss recognized from equity method investments was $0.1 million for the three months ended March 31, 2013 and is included in Losses on equity method investments, net in the condensed consolidated statements of operations. Loss recognized from equity method investments was not material for the three months ended March 31, 2012.

There were no dividend distributions received from the Company’s equity method investments during the three months ended March 31, 2013 and 2012.

Note 5. Earnings per Share

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

In the first quarter of 2013, the Company granted 105,636 and 150,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. For the three months ended March 31, 2013 and 2012, stock options granted to certain employees, non-employees and independent directors in the aggregate of 9,377,306 and 8,606,378, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

As discussed in Note 3, the Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain Profit Targets. If the Profit Targets are achieved, the Lucid sellers are entitled to receive 1.2 million on the first anniversary, 3.0 million on the second anniversary and 3.0 million on the third anniversary of the Acquisition Date. In accordance with ASC 260, these shares are considered contingently issuable shares. Accordingly, they are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. Since the profit targets for the 1.2 million first anniversary shares were achieved, but there are circumstances under which these shares would not be issued, the shares were not included in the computation of basic EPS as of March 31, 2013. The 1.2 million first anniversary shares were included in the computation of diluted EPS for the quarter ended March 31, 2013. In accordance with ASC 260, shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS if all necessary conditions have been satisfied by the end of the period.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Earnings per Share  – (continued)

customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three months ended March 31, 2013, certain members of Holdings exchanged 1.8 million of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31
	2013	2012
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$6,860	$2,888
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$6,860	$2,888
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	28,472	17,989
Add dilutive effect of the following:	—	—
Lucid contingently issuable shares	1,200	—
Stock options	6	—
Dilutive weighted average shares of Class A common stock	29,678	17,989
Basic income per share of Class A common stock	$0.24	$0.16
Diluted income per share of Class A common stock	$0.23	$0.16

Note 6. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in millions:

	March 31, 2013	December 31, 2012
Receivables
Advances to employees	$0.9	$0.9
Payables
Method Credit Fund	$9.0	$9.0
Employees	0.5	0.3
Shareholders with greater than 5% ownership in the Company	0.7	0.7
Due to Lucid non-controlling members in connection with trade settlements	7.0	9.6
Notes payable to Lucid non-controlling members in connection with the Acquisition	22.9	22.9
Tax receivable agreement	104.7	100.9
	$144.8	$143.4

The Company has advanced funds to several employees. The outstanding balances as of March 31, 2013 and December 31, 2012, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities include balances for employees and shareholders with greater than 5% ownership in the Company. Account liabilities of employees and shareholders with a greater than 5%

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions  – (continued)

ownership in the Company as of March 31, 2013 and December 31, 2012, included in the table above, are included in Customer liabilities in the condensed consolidated statements of financial condition.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three months ended March 31, 2013 and 2012, these fees and commissions were approximately $0.3 million and $0.7 million, respectively, and are included in the condensed consolidated statements of operations.

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

In August 2012, the Company entered into a master guaranty agreement (the “Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company including several of the Company’s executive officers. Pursuant to the Guaranty, Method unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Guaranty requires Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Method determined on counterparty by counterparty basis which is agreed upon by the Company, Method and the respective counterparty. As of both March 31, 2013 and December 31, 2012, the Company held cash collateral in the amount of $9.0 million and the aggregate amount of margin extended under the Guaranty was $1.7 million and $1.1 million, respectively. The cash collateral of $9.0 million is included Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. During three months ended March 31, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three months ended March 31, 2013, fees collected from counterparties and subsequently remitted to Method by the Company under the Guaranty were not material and are included in the condensed consolidated statement of operations.

The Guaranty may be terminated by either the Company or Method at any time provided that if Method elects to terminate the Guaranty, Company consent is required if a guaranteed obligation is outstanding. Additionally, the Company maintains a call option to buy the equity stakes of the foregoing directors and shareholders for book value at any time. The right to exercise such option rests exclusively with the independent and disinterested directors of the Company.

Accounts payable and accrued expenses include a balance of $7.0 million and $9.6 million, respectively, of advances from certain Lucid non-controlling members in connection with trade settlements as of March 31, 2013 and December 31, 2012. In addition, during the three months ended March 31, 2013, pursuant to the Lucid shareholder agreement, the non-controlling members of Lucid reimbursed Lucid $4.5 million for payments made to certain limited partners of a partnership controlled by Lucid for services rendered. The

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions  – (continued)

reimbursement was recorded as a contra-expense to Compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2013.

Notes payable of $22.9 million, included in the condensed consolidated statements of financial condition, represents the remaining amount owed to Lucid non-controlling members in connection with the Acquisition. The $22.9 million unsecured 2.25% promissory notes mature on December 21, 2013. Interest expense related to unsecured promissory notes was $0.2 million for the quarter ended March 31, 2013.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three months ended March 31, 2013 and 2012, certain members of Holdings exchanged 1.8 million and 5.3 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $104.7 million and $100.9 million as of March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, payments of $3.8 million were made pursuant to the tax receivable agreement.

Note 7. Stock-Based Compensation

The Company has a long term incentive plan (the “LTIP”) that provides for the grant of stock options to purchase shares of the Corporation’s Class A common stock to its employees (“Employee Stock Options”) and the independent members of the board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). The Employee Stock Options have a contractual term of seven years and a four-year graded vesting schedule. The Independent Directors Options also have a seven-year contractual term but vest on the first anniversary after the grant date. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

During the three months ended March 31, 2013, the Company granted 105,636 Independent Director Options and 150,000 stock options to purchase shares of the Corporation’s Class A common stock to employees.

The following table summarizes the Company’s stock options activity as of March 31, 2013 and changes for the three months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2013	9,178,128	$13.37	—
Granted	255,636	10.43	—
Exercised	(2,500)	14.00	—
Forfeited or expired	(48,000)	14.00	—
Outstanding as of March 31, 2013	9,383,264	$13.35	1.9
Vested or expected to vest at March 31, 2013	8,936,376	$13.35	1.9
Exercisable as of March 31, 2013	4,289,018	$13.77	1.6

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation  – (continued)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2013 and 2012 was $4.74 and $4.11, respectively.

As of March 31, 2013 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.2 years and the unrecognized expense is $20.6 million. The Company had 4,205,628 and 1,775,390 vested stock options under LTIP during the three months ended March 31, 2013 and 2012, respectively. The fair value of the shares vested under the LTIP during the three months ended March 31, 2013 and 2012 was $21.8 million and $10.7 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.4 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively, for the Employee Stock Options.

Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material for the three months ended March 31, 2013 and 2012, for the Independent Directors Options. The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.4 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively.

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

Cash proceeds and income tax benefits realized from the exercise of Stock Options for the three months ended March 31, 2013 were not material. The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three months ended March 31, 2012.

Valuation Assumptions

Calculating the fair value of Employee Stock Options requires estimates and significant judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of its employee stock options, consistent with the provisions of ASC 718, Stock Compensation (“ASC 718”). The fair value of the Stock Options grant is estimated on the date of the grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Options granted to the Company’s independent directors are considered options granted to employees under ASC 718 as defined therein.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation  – (continued)

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options
	Three Months Ended March 31
	2013	2012
Expected term in years	4.00	4.00
Risk-free interest rate	0.63%	0.60%
Expected volatility	54.0%	63.0%
Dividend yield	2.05%	2.40%
Estimated fair value at grant date	$4.26	$4.11

	Employee Stock Options
	Three Months Ended March 31
	2013	2012
Expected term in years	4.75	—
Risk-free interest rate	0.73%	—
Expected volatility	50.0%	—
Dividend yield	1.80%	—
Estimated fair value at grant date	$5.08	—

Expected term for the Employee Stock Option and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Corporation’s Class A common stock has been publicly traded for less than three years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

The risk free interest rates for the Employee Stock Options and Independent Directors Options are based on U.S. treasury instruments whose terms are consistent with the expected lives of the Stock Options.

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Company’s Class A common stock. The Company did not grant any Other Equity Awards during the three months ended March 31, 2013 and 2012.

Note 8. Stockholders’ Equity

The following table presents the changes in the Company’s Class A common stock shares outstanding during the quarter ended March 31, 2013, with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stockholders’ Equity  – (continued)

Class A Common Stock	As of March 31, 2013
Balance at January 1, 2013	34,684
Exchange of Holding Units into Class A common stock	1,772
Stock options exercised	2
Balance at March 31, 2013	36,458

As of March 31, 2013 and December 31, 2012 there were 44 and 43 shares of Class B common stock, respectively, issued and held by members of Holdings.

Note 9. Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK LTD, Australia, ODL, FSL and FXCMJ as of March 31, 2013 and December 31, 2012, with amounts in millions:

	March 31, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ
Capital	$49.7	$24.9	$68.6	$3.6	$11.6	$27.1	$34.5
Minimum capital requirement	26.6	10.8	24.3	0.5	3.3	4.9	5.4
Excess capital	$23.1	$14.1	$44.3	$3.1	$8.3	$22.2	$29.1

	December 31, 2012
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ
Capital	$53.5	$22.7	$73.1	$4.2	$14.1	$30.7	$33.5
Minimum capital requirement	26.1	8.1	17.4	1.2	4.4	4.4	5.6
Excess capital	$27.4	$14.6	$55.7	$3.0	$9.7	$26.3	$27.9

Note 10. Litigation

In the ordinary course of business, the Company may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The Company has been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. The Company’s management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In September 2012, the Financial Services Authority (“FSA”) initiated investigations relating to UK LTD’s and FSL’s past trade execution practices. Although we are in the process of complying with the FSA’s requests, we have not been formally notified whether or not the FSA intends to take any action against us with respect to our trade execution practices.

In 2012, FXCMJ accrued $2.6 million, included in Accounts payable and accrued expenses in the condensed consolidated statement of financial condition, as an estimate to settle certain trading system matters with the Japan Financial Services Agency. The Company settled this matter, which included an administrative penalty for $2.3 million during the three months ended March 31, 2013.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Litigation  – (continued)

range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.5 million as of March 31, 2013.

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

Note 11. Commitments and Contingencies

The Company holds an interest in an inactive entity that formerly provided online FX educational services (“Online Courses”). Online Courses meets the definition of a variable interest entity under ASC 810 and the Company is considered the primary beneficiary. The members who own the remaining interest in Online Courses have a put option to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, cease to make up at least 50% of the voting or vested economic interest securities of Holdings. Under U.S. GAAP, the value of the put option is recognized upon both the change in control and the exercise of the put option.

Assuming both a change in control and the exercise of the put option at March 31, 2013, the Company would have been obligated to purchase the remaining interest for approximately $3.0 million. Pursuant to the terms of the Online Courses operating agreement, the put option payment accretes at a rate of 15% per annum. Based on the status (inactive and no assets) of Online Courses, a put option payment would most likely result in a charge to earnings.

Note 12. Fair Value Measurements

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

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices. Unsettled spot currency trades included in Due from brokers and Due to brokers are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts, which approximate fair value. Other assets, excluding equity method investments, are carried at contracted amounts, which approximate fair value and are classified as Level II financial assets. Other

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements  – (continued)

liabilities, including customer account liabilities, payables to others, credit agreement and notes payable are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company’s equity method investments relate to privately held companies and are classified as Level III financial assets. The fair value of these investments is based on net asset values.

	Three Months Ended March 31, 2013
	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Foreign Currency Translation Adjustment	Total
Equity method investments	$11,900	$(148)	$(41)	$11,711
Total Level III Assets	$11,900	$(148)	$(41)	$11,711

	Three Months Ended March 31, 2012
	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Foreign Currency Translation Adjustment	Total
Equity method investments	$4,639	$—	$40	$4,679
Total Level III Assets	$4,639	$—	$40	$4,679

Note 13. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due to/from brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with ASC Topic 210 – Balance Sheet (“ASC 210”) and ASC 815. The Company offsets the fair values of its derivative contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Due from brokers or Due to brokers in the condensed consolidated statements of financial condition. The Company enters into future contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of March 31, 2013 and December 31, 2012. Under ASC 260, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Classified In Due to/From Brokers
	March 31, 2013
	Assets	Liabilities
Gross fair values	$—	$1,202
Netting agreements	—	(123)
Net fair values	$—	$1,079

	Derivatives Classified In Due to/From Brokers
	December 31, 2012
	Assets	Liabilities
Gross fair values	$520	$—
Netting agreements	(265)	—
Net fair values	$255	$—

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments – (continued)

For the three months ended March 31, 2013 and 2012, trading revenues of $118.8 million and $98.5 million in the condensed statements of operations included net losses that were $1.1 million and not material, respectively, related to derivative financial instrument transactions. The net notional value of the derivative financial instruments was $210.1 million and $119.5 million as of March 31, 2013 and December 31, 2012, respectively.

Note 14. Income Taxes

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

The Company’s effective rate was 27.51% and 14.46% for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the same period in 2012 was due to an increase in the Corporation’s ownership in Holdings and higher taxable income from foreign subsidiaries that are taxable entities. The increase in the Corporation’s ownership in Holdings is due to members of Holdings exchanging their units for the Corporation’s Class A common stock. The effective tax rate will continue to increase as additional exchanges occur. The increase in earnings from foreign subsidiaries taxed locally is primarily attributable to Lucid and currency valuation gains treated as taxable income in the U.K.

During the three months ended March 31, 2013, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2009 and, presently, has no open examinations for tax years before 2012.

Note 15. Segments

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

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. The Retail Trading business segment includes the Company’s white label relationships, contract for differences, payments for order flow and rollovers. In addition, the Retail Trading business segment includes offerings to some of the Company’s smaller retail clients to trade with a dealing desk, or principal model.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers, market making and electronic trading in the institutional foreign exchange spot and futures markets. The facilitation of spot foreign currency trades allows customers to obtain the best execution price from external banks and financial institutions.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Segments  – (continued)

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended March 31, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$95,308	$27,556	$—	$122,864
Total expenses	53,742	17,476	22,719	93,937
Income (loss) before income taxes	$41,566	$10,080	$(22,719)	$28,927

	Three Months Ended March 31, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$96,769	$5,820	$—	$102,589
Total expenses	55,566	3,939	26,711	86,216
Income (loss) before income taxes	$41,203	$1,881	$(26,711)	$16,373

Assets	As of March 31, 2013	As of December 31, 2012
Retail	$1,546,781	$1,556,680
Institutional	377,776	381,368
Corporate	130,289	127,122
Total assets	$2,054,846	$2,065,170

Note 16. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

The Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on July 1, 2013 to Class A stockholders of record at the close of business on June 6, 2013.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of results of Financial Condition and Results of Operations contained therein.” The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries.

OVERVIEW

Industry Environment

Economic Environment — While the trading environment improved in the first quarter of 2013 when compared to the fourth quarter of 2012, currency volatility is still below historical averages. The JPMorgan Global FX Volatility Index first quarter 2013 average of 8.75 was up 7% when compared to the daily JPMorgan Global FX Volatility Index fourth quarter 2012 average of 8.17. However, the daily JPMorgan Global FX Volatility Index first quarter 2013 average was down 6% when compared to the 2012 full year average.

Volatility in the currency markets significantly impacts customer trading volumes, which in turn impacts our financial performance. In general, in periods of elevated volatility customer trading volumes tend to increase, however, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the foreign exchange (“FX”) market.

Competitive Environment — The retail FX trading market is highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include United States (“U.S.”) based retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to continue to remain strong for the foreseeable future.

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States (“U.S.”), the United Kingdom (“U.K.”) (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

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

Executive Summary

We are pleased with our first quarter 2013 results given the continued depressed levels of volatility. While JPMorgan Global FX Volatility Index picked up in Q1, growing 7% versus Q4, it was still below the 2012 average and well below the averages we have seen over the past five years. We continue to grow our revenues and profits in these depressed market conditions, because of expansion of our scale, geographic reach, and diverse sources of revenue.

Looking forward, we are optimistic that market conditions will continue to improve and our focus on diversification should translate into higher volumes and ultimately generate better returns. If conditions slow again or adverse regulatory changes are enacted, we believe we can hold our course better than our competitors and continue to gain market share. Regulatory changes have been a constant in our market for the past 4 years and we expect this will continue in 2013. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations some already enacted, some proposed and some potential, which will impact other assets classes making spot FX more attractive, or impacting other FX brokers presenting opportunities. We believe regulatory changes, market conditions and the importance of scale will continue to fuel consolidation in 2013 across all major geographies. We would expect to continue to be active, but selective, in making acquisitions throughout the upcoming year.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For the quarter ended March 31, 2013 and March 31, 2012, 27% and 26%, respectively, of our retail trading revenues were derived from the activities noted in item (iv).

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

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through our subsidiary FXCM Securities Limited we earn commission revenues through equity and related brokerage activities.

Primary Expenses

Referring Broker Fees — Referring broker fees consist primarily of compensation paid to our referring brokers and white labels. We generally provide white labels access to our platform, systems and back-office services necessary for them to offer FX trading services to their customers. We also establish relationships with referring brokers that identify and direct potential FX trading customers to our platform. Referring brokers and white labels generally incur advertising, marketing and other expenses associated with attracting the customers they direct to our platform. Accordingly, we do not incur any incremental sales or marketing expense in connection with trading revenue generated by customers provided through our referring brokers and/or white labels. We do, however, pay a portion of the FX trading revenue generated by the customers of our referring brokers and/or white labels and record as Referring broker fees.

Compensation and Benefits Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, the expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period.

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of our Class A common stock pursuant to the our Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. We recorded stock compensation expense of $2.4 million for both quarters ended March 31, 2013 and 2012, respectively, related to these awards which is included in Compensation and benefits. The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by our Executive Compensation Committee. We did not incur any expense for our Other Equity Awards for the quarters ended March 31, 2013 and 2012.

The Lucid acquisition resulted in $9.4 million of deferred compensation of which $0.8 million was recognized as expense for the quarter ended March 31, 2013. See “Results of Operations, Lucid Acquisition” for additional details.

Advertising and Marketing — Advertising and marketing expense consists primarily of electronic media, print and other advertising costs, as well as costs associated with our brand campaign and product promotion.

Communications and Technology — Communications and technology expense consists primarily of costs for network connections to our electronic trading platforms, telecommunications costs, and fees paid for access to external market data. This expense is affected primarily by the growth of electronic trading, our network/platform capacity requirements and by changes in the number of telecommunication hubs and connections which provide our customers with direct access to our electronic trading platforms.

Trading Costs, Prime Brokerage and Clearing Fees — Trading costs, prime brokerage and clearing fees primarily represent fees paid to third party clearing banks and prime brokers for clearing foreign exchange spot futures currency and contract transactions, transaction fees paid to exchanges, equity options brokerage activity fees, and fees paid to third party providers for use of their platform for our market making business. Clearing fees primarily fluctuate based on changes in volume, rate of clearing fees charged by clearing banks and rate of fees paid to exchanges.

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

Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisitions of ODL, FXCM Japan Securities Co., Ltd., Foreland and Lucid.

Income Taxes — FXCM Holdings, LLC (“Holdings”) operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, subsequent to the IPO, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holding’s whose income is included in Net income attributable to non-controlling interest in Holdings in our unaudited condensed consolidated statements of operations. Prior to the IPO, we operated as a limited liability company that was treated as a partnership for U.S. federal income tax. As a result, our income from U.S. operations was not subject to U.S. federal income tax because the income was attributed to its members and included in the tax returns of its members.

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to Holdings operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

Other

Non-Controlling Interest — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in the condensed consolidated financial statements of FXCM Inc. We also consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the other Lucid members is reflected as a non-controlling interest in the unaudited condensed consolidated statements of FXCM Inc.

Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting — The Financial Accounting Standards Board (“FASB”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 15 to our unaudited condensed consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of its Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of March 31, 2013, we had repurchased 3.2 million shares for $33.8 million under these authorizations.

Pursuant to an agreement between the FXCM Inc. and Holdings, anytime the FXCM Inc. repurchases shares of its Class A common stock Holdings enters into an equivalent Holdings unit transaction with the

FXCM Inc. Therefore, as of March 31, 2013, Holdings has repurchased 3.2 million of Holdings units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

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

RESULTS OF OPERATIONS

Lucid Acquisition

On June 18, 2012 (the “Acquisition Date”), we acquired a 50.1% controlling interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K., to expand the our presence and capabilities in the institutional marketplace. As consideration, we issued a $71.4 million, 3.5% unsecured promissory note, and 9.0 million unregistered shares of the Corporation’s Class A common stock to the Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. Any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from the Acquisition Date is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by us.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Acquisition Date. This resulted in the recording of intangible assets of $84.9 million primarily related to proprietary technology, which will be amortized over a weighted average life of 4.1 years. Goodwill of $236.5 million was recorded as the excess over the estimated fair value of the net assets acquired. In addition, the estimated fair value assigned to the Lucid Liquidity Restriction was $9.4 million, which is accounted for as deferred compensation and recognized over a 3 year term.

The Lucid acquisitions will result in a significant increase in amortization of intangible assets in our unaudited condensed consolidated statements of operations as these intangible assets are amortized over their estimated useful lives. In addition, several year over year revenue and operating expense fluctuations highlighted in our results of operations discussion that follows were attributed to Lucid since we begin reporting Lucid revenues and operating expenses as of the Acquisition Date. Therefore, Lucid’s revenues and operating expenses are reflected in the quarter ending March 31, 2013 but are not reflected in the quarter ended March 31, 2012.

Quarters Ended March 31, 2013 and 2012

The following table sets forth our consolidated statements of operations and income for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
	2013	2012
	(Amounts in thousands)
Revenues
Retail trading revenue	$91,254	$92,726
Institutional trading revenue	27,556	5,820
Trading revenue	118,810	98,546
Interest income	679	860
Brokerage interest expense	(55)	(91)
Net interest revenue	624	769
Other income	3,430	3,274
Total net revenues	122,864	102,589
Operating Expenses
Referring broker fees	21,350	20,189
Compensation and benefits	23,533	23,217
Advertising and marketing	7,351	8,270
Communication and technology	8,355	8,380
Trading costs, prime brokerage and clearing fees	7,938	1,313
General and administrative	12,471	18,397
Depreciation and amortization	11,974	6,181
Total operating expenses	92,972	85,947
Total operating income	29,892	16,642
Equity investments, loss	148	—
Interest on borrowings	817	269
Income before income taxes	28,927	16,373
Income tax provision	7,959	2,367
Net income	20,968	14,006
Net income attributable to non-controlling interest in FXCM Holdings, LLC	10,230	11,118
Net income attributable to non-controlling interest in Lucid	3,878	—
Net income attributable to FXCM Inc.	$6,860	$2,888

Highlights

•	Total retail trading volumes increased $56.0 billion or $5.7% to $1,041 billion for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The increase primarily stems from a 4.8% increase in client equity combined with a modest improvement in currency trading volatility. The increase primarily stems from an increase in Yen based trade volumes.
•	Total trading revenues increased $20.3 million or 20.6% to $118.8 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 as institutional trading revenues increased with the Lucid acquisition, offset by a decrease of 1.6% in retail trading revenues. Retail trading revenues declined as a result of two less trading days and a decrease in the markup to $88.0 per million traded.
•	Net income increased 49.7% or $7.0 million to $21.0 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 as a result of the Lucid acquisition and lower general and administrative expense somewhat offset by an increase in our income tax provision.

Revenues

	Quarter Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Revenues:
Retail trading revenue	$91,254	$92,726
Institutional trading revenue	27,556	5,820
Trading revenue	118,810	98,546
Interest income	679	860
Brokerage interest expense	(55)	(91)
Net interest revenue	624	769
Other income	3,430	3,274
Total net revenues	$122,864	$102,589
Customer equity (in millions)	$1,190.4	$1,135.9
Tradable accounts	195,629	200,132
Active accounts	173,265	171,296
Total retail trading volume(1) (billions)	$1,041	$985
Retail trading revenue per million traded(1)	$88	$94
Institutional Trading Volumes(1) (billions)	$373	$398
Trading Days	63	65

(1)	Volumes translated into equivalent U.S. dollars

Retail trading revenue decreased by $1.5 million or 1.6% to $91.3 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 primarily due to two less trading days and a 6.4% decrease in markup to $88.0 per million resulting from a higher proportion of volume coming from higher volume retail clients trading on lower average markups. In particular, in the first quarter of 2013 Yen-based pair trade volumes increased when compared to the first quarter of 2012 and we earn a lower mark-up on these trades. The impact of 2 less trading days and the lower markup was somewhat dampened by higher retail trading volumes.

Quarter	Trading Days	Retail Volume (billions)
Q1 2012	65	$985
Q2 2012	65	$869
Q3 2012	65	$862
Q4 2012	64	$886
Q1 2013	63	$1,041

Institutional trading revenue increased by $21.7 million to $27.6 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The net increase of $21.7 million was due to the inclusion of $23.0 million of Lucid revenue in the quarter ended March 31, 2013 offset by a decline of $1.3 million or 21.7% in revenue earned by our other institutional business. The decline of $1.3 million in our other institutional business is attributable to a 6.3% decrease in trading volumes and a 13.2% lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, Inc. (“FastMatch”), a third party operator of an electronic communication network (“ECN”) for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. As of the first quarter of 2013, these two initiatives make up over half of our institutional volume and, as noted below, our institutional volume has increased quarter over quarter since the third quarter of 2012.

Institutional Volume (billions)
Q1 2012	$397
Q2 2012	$402
Q3 2012	$156
Q4 2012	$223
Q1 2013	$373

Net interest revenue decreased $0.1 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income increased $0.2 million or 4.8% to $3.4 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. Other income for the first quarter of 2013 primarily consists of $1.9 million related to ODL’s brokerage activities and a bad debt recovery $0.9 million. Other income for the first quarter 2012 primarily consists of $1.1 million related to ODL’s brokerage activities and a $1.4 million gain from a settlement with the former owners of ODL. The increase in ODL’s brokerage revenue of $0.8 million relates to our London Metals Exchange (“LME”) Desk which commenced trading in the second quarter of 2012.

Operating Expenses

	March 31, 2013	March 31, 2012
	(In thousands)
Operating Expenses:
Referring broker fees	$21,350	$20,189
Compensation and benefits	23,533	23,217
Advertising and marketing	7,351	8,270
Communication and technology	8,355	8,380
Trading costs, prime brokerage and clearing fees	7,938	1,313
General and administrative	12,471	18,397
Depreciation and amortization	11,974	6,181
Total operating expenses	$92,972	$85,947

Referring broker fees increased $1.2 million or 5.8% to $21.4 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The increase in referring broker fees is correlated to an increase in indirect volumes of 3.1% for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Compensation and benefits expense increased $0.3 million or 1.4% for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The $0.3 million net increase in compensation and benefits is primarily due to an increase in salary expense and $0.8 million associated with the amortization of the deferred compensation in relation to the Lucid acquisition partially offset by lower bonus expense. In June 2012, we renegotiated certain employee contracts which resulted in the recording of lower bonus in periods subsequent. In addition, the lower bonus expense is attributable to a decrease in prior year reserves to reflect changes in payment estimates.

Advertising and marketing expense decreased $0.9 million or 11.1% to $7.4 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The decrease is partly due to ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013. Advertising and marketing costs have also decreased, which is in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense for the quarter ended March 31, 2013 was consistent with the quarter ended March 31, 2012.

Trading costs, prime brokerage and clearing fees increased $6.6 million to $7.9 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. $6.0 million of the increase is attributable to the inclusion of Lucid’s expense in the quarter ended March 31, 2013 and $0.4 million of the increase is attributable to our LME Desk which commenced trading in the second quarter of 2012.

General and administrative expense decreased $5.9 million or 32.2% for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012. The $5.9 million decrease is primarily attributable to (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCM Japan, Inc.’s (“FXCMJ”) operations and system redundancy; (ii) $2.4 million expense incurred in the first quarter of 2012 resulting from a system error while integrating FXCMJ’s platform; (iii) $0.1 million of costs incurred in the first quarter of 2012 associated with the relocation of our headquarters; (iv) lower transaction fees of $1.0 milling due to the termination of a vendor relationship in Japan; and (v) $0.8 million decrease in U.K. Financial Services Authority (“FSA”) regulatory levies.

Depreciation and amortization expense increased $5.8 million or 93.7% to $12.0 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The $5.8 million increase is attributable to $5.0 million of expense due to the amortization of intangibles related to the Lucid acquisition and $0.8 million due to higher capitalized software amortization.

Non-Operating Expenses

	March 31, 2013	March 31, 2012
	(In thousands)
Interest on borrowing	$817	$269

Interest on borrowing of $0.8 million for the quarter ended March 31, 2013 consists of $0.7 million related to our Credit Agreement and $0.1 million related to promissory notes issued in connection with the Lucid acquisition. During the quarter ended March 31, 2013, our average borrowing under the Credit Agreement was $83.3 million and the average outstanding balance of the promissory notes issued in connection with the Lucid Acquisition was $22.9 million. During the quarter ended March 31, 2012, our average borrowing under the Credit Agreement was $39.8 million and there was no outstanding note balance in connection with the Lucid Acquisition since we did not acquire Lucid until June 18, 2012.

Income Taxes

	March 31, 2013	March 31, 2012
	(In thousands, except percentages)
Income before income taxes	$28,927	$16,373
Income tax provision	$7,959	$2,367
Effective tax rate	27.5%	14.5%

Our effective tax rate is lower than the U.S. federal statutory rate because it includes a rate benefit attributable to the fact that our operating subsidiary, Holdings, is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings income from its U.S. operations is not subject to U.S. federal and state income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to us and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

Our income tax provision increased $5.6 million for the quarter ended March 31, 2013 compared to the same period in 2012. Our effective rate increased to 27.5% for the quarter ended March 31, 2012 from 14.5% for the quarter ended March 31, 2012. The increase in the effective tax rate for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was due to an increase in our ownership in Holdings and higher taxable income from our foreign subsidiaries that are taxable entities. The increase in our ownership in

Holdings is due to members of Holdings exchanging their membership units for our Class A common stock. Our effective tax rate will continue to increase as additional exchanges occur. The increase in earnings from our foreign subsidiaries taxed locally is primarily attributable to Lucid and currency valuations gains treated as taxable income in the U.K.

Segment Results

Quarter Ended March 31, 2013 and 2012

Retail trading — Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 173,265 active retail customers globally as of March 31, 2013.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the quarters ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Revenues	$95,308	$96,769
Operating and other expenses	53,742	55,566
Income before income taxes	$41,566	$41,203

Revenues from our Retail Trading segment decreased $1.5 million or 1.5% to $95.3 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The $1.5 million decrease was primarily due to two less trading days and a 6.4% decrease in markup to $88 per million resulting from a higher proportion of volume coming from higher volume retail clients trading on lower average markups. In particular, in the first quarter of 2013 Yen-based pair trade volumes increased when compared to the first quarter of 2012 and we earn a lower mark-up on these trades. The impact of 2 less trading days and the lower markup was dampened by higher retail trading volumes. Our customer equity at March 31, 2013 was $1,190.4 million, a 4.8% increase when compared to customer equity at March 31, 2012.

Operating and other expenses decreased $1.8 million or 3.3% to $53.7 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The net decrease is primarily attributable to (i) lower employee bonus expense of $1.9 million attributable to the renegotiation of certain employee contracts in June 2012 and, therefore, periods subsequent reflect lower bonus expense and a decrease in prior year reserves to reflect changes in payment estimates; (ii) lower advertising and marketing costs of $0.9 million due in part to the ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013 and decreased costs in line with the Company’s cost reduction strategies; (iii) lower transaction fees of $1.0 million due to the termination of a vendor relationship in Japan; and (iv) $0.8 million decrease in U.K. FSA regulatory levies. These decreases were partially offset by (i) higher referring broker fees of $1.2 million due to an increase in indirect volumes; (ii) higher trading costs of $0.4 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and an increase in prime broker fees; (iii) $0.8 million due to higher capitalized software amortization; and (iv) higher interest expense of $0.4 million due to higher average outstanding borrowings under our Credit Agreement.

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

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Revenues	$27,556	$5,820
Operating and other expenses	17,476	3,939
Income before income taxes	$10,080	$1,881

Revenues for our Institutional Trading segment increased by $21.7 million to $27.6 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The net increase of $21.7 million was due to the inclusion of $23.0 million of Lucid revenue in the quarter ended March 31, 2013 offset by a decline of $1.3 million or 21.7% in revenue earned by our other institutional business. The decline of $1.3 million in our other institutional business is attributable to lower volumes and a 13.2% lower markup. In 2012, we undertook initiatives aimed at improving our institutional volume and increase our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and passed the savings that resulted to our customers by lowering the customer mark-up. We believe that over time volumes increase will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. As of the first quarter of 2013, these two initiatives make up over half of our institutional volume and our institutional volume has increased quarter over quarter since the third quarter of 2012.

Operating and other expenses increased $13.5 million to $17.5 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The change is due primarily to (i) the acquisition of Lucid which added $7.6 million in operating expenses and $5.3 in amortization of intangibles in the first quarter of 2013; (ii) additional compensation of $0.7 million due to the addition of a voice broker division in third quarter of 2012; and (iii) interest expense of $0.1 million related promissory notes issued in connection with the Lucid acquisition. These increases were partially offset by $0.3 million of lower communication and technology expense due to the migration of new clients to in-house trading platform.

Corporate — Loss before income taxes of the Corporate segment for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Revenues	$—	$—
Operating expenses	22,571	26,711
Equity Investments, loss	148	—
Loss before income taxes	$(22,719)	$(26,711)

Loss before income taxes decreased $4.0 million or 14.9% to $22.7 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The decrease in operating expenses of $4.1 million is primarily attributable to general and administrative expense decrease of $5.9 million partially offset by increased compensation and benefits expense of $0.2 million and increased communication and technology of $0.2 million.

The decrease in general and administrative expense of $5.9 million is primarily attributable to certain one-time expenses incurred in the quarter ended March 31, 2012. Specifically, (i) $1.4 million of one-time costs incurred in 2012 related to the relocation of FXCMJ’s operations and system redundancy; (ii) $2.4 million expense incurred in the first quarter of 2012 resulting from a system error while integrating FXCMJ’s platform; and (iii) $0.5 million of higher rent expense in the first quarter of 2012 attributable to additional rent during the relocation of our NYC headquarters.

Equity Investment losses of $0.1 million primarily represents our share of FastMatch’s earnings from the date of our initial investment, December 4, 2012, through December 31, 2012. We record our earnings in equity method investments on a quarter lag.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of March 31, 2013, we had cash and cash equivalents of $273.4 million and remaining borrowing capacity under the Credit Agreement of $75 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At March 31, 2013, approximately 28.8% of our cash and cash equivalents was held in these respective foreign subsidiaries.

	As of March 31, 2013
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, LLC	USA	$26.6	$49.7	$23.1
Forex Capital Markets, Ltd.	U.K.	24.3	68.6	44.3
FXCM Asia, Ltd.	Hong Kong	10.8	24.9	14.1
FXCM Australia, Ltd.	Australia	0.5	3.6	3.1
ODL Group, Ltd.	U.K.	3.3	11.6	8.3
FXCM Securities, Ltd.	U.K.	4.9	27.1	22.2
FXCM Japan Securities Co., Ltd.	Japan	5.4	34.5	29.1

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

Cash Flow and Capital Expenditures

Quarters Ended March 31, 2013 and 2012

The following table sets forth a summary of our cash flow for the three months ended March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
	(In thousands)
Cash provided by operating activities	$32,864	$13,879
Cash used in investing activities	(8,271)	(9,486)
Cash provided by (used in) financing activities	(15,402)	35,844
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8,139)	(3,646)
Net increase in cash and cash equivalents	1,052	36,591
Cash and cash equivalents – end of period	$273,384	$221,312

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Quarter Ended March 31,
	2013	2012
EBITDA(1)	$41,718	$22,823
Non-cash equity-based compensation	3,228	2,376
Net interest payments	(541)	(172)
Net income tax payments	(263)	(6,389)
All other, net, including net current assets and liabilities	(11,278)	(4,759)
	$32,864	$13,879

(1)	(See Non-GAAP Financial Measures)

Cash provided by operating activities increased $19.0 million to $32.9 million in the first quarter of 2013 when compared to the first quarter of 2012. The increase in cash flow in the first quarter of 2013 when compared to the first quarter of 2012 is primarily attributable to $15.3 million of cash flow generated by Lucid, $6.1 decrease in tax payments due to lower current taxes paid in foreign jurisdictions somewhat offset by a payment of $3.8 million related to tax receivable agreement, higher payments related to accounts payable and accrued expenses and an increase accounts receivable.

Investing Activities

Details in cash used in investing activities are as follows, with amounts in thousands:

	Quarter Ended March 31,
	2013	2012
Capital expenditures	$(5,271)	$(9,452)
Payment for equity investments	(3,000)	—
Other	—	(34)
	$(8,271)	$(9,486)

Cash used in investing activities was $8.3 million in the first quarter of 2013 consisting of $5.3 million of capital expenditures and a $3.0 million payment related to our investment in FastMatch. In December 2012, we committed to a $7.0 million investment in FastMatch of which $4.0 million was paid in December 2012 and $3.0 million was paid in March 2013. Capital expenditures in the first quarter of 2013 included $3.5 million of capitalized software, software licenses of $0.5 million and $1.3 million of computer equipment. Capital expenditures in the first quarter of 2012 included $3.0 million of capitalized software, software licenses of $1.3 million and furniture and leasehold improvements of $0.6 million and $2.6 million, respectively, in connection with our relocation of our New York corporate headquarters.

Details in cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Quarter Ended March 31,
	2013	2012
Distributions to members	$(8,280)	$(6,968)
Dividend payments	(2,157)	—
Common stock repurchased	—	(2,188)
Net borrowings (payments) under the Credit Agreement	(5,000)	45,000
Other	35	—
	$(15,402)	$35,844

Cash used in financing activities in the first quarter of 2013 was $15.4 million compared to cash provided by financing activities of $35.8 million in the first quarter of 2013. Distributions to non-controlling members were approximately $8.3 million in first quarter of 2013 compared to $7.0 million in the first quarter of 2012. The increase in distributions is attributable to an increase in our net income offset by a decrease in the non-controlling ownership of Holdings. As of March 31, 2013, non-controlling members owned approximately 55.3% of Holdings compared to 72.5% as of March 31, 2012.

Dividends paid to our Class A common stockholders were $2.2 million in the first quarter of 2013, whereas, in the first quarter of 2012, no dividends were paid due to the timing of dividend payment dates. In the first quarter of 2013, we did not repurchase any of our Class A common stock compared to $2.2 million of repurchases of our Class A common stock in the first quarter of 2012. The size and timing of stock repurchases under out Stock Repurchase Program are based on a number of factors, including price, business and market conditions. In the first quarter of 2013, we paid down $5.0 million of our outstanding balance under the Credit Agreement using cash flow from operations. In the first quarter of 2012, we borrowed $45.0 million under the Credit Agreement. The $45.0 million borrowed was held for general operating purposes.

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

On November 8, 2012, Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. As of March 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $80.0 million.

Under the terms of the Credit Agreement, loans will bear interest at either a Eurodollar Rate or a Base rate (as defined below), at Holdings’ election, plus an applicable margin, based on Holdings’ leverage ratio. In addition, Holdings must pay an annual commitment fee based on Holdings’ leverage ratio on the undrawn commitments under the Credit Agreement. The applicable margin and commitment fees are set forth in the table below:

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.7 million and $0.3 million for the quarter ended March 31, 2013 and 2012, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for U.S. and U.K., Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in Credit Agreement, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of March 31, 2013, Holdings was in compliance with all material covenants.

During the quarter ended March 31, 2013 and 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $83.3 million and $39.8 million, respectively, and the weighted average interest rate was 2.48% and 1.82%, respectively.

Notes Payable

In connection with the Acquisition, we issued to the Lucid Sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.5 which matured on December 21. 2012. On December 21, 2012, in satisfaction of the matured notes we repaid $64.0 million in cash and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance with a maturity date of December 21, 2013. Interest expense related to the $22.9 million of unsecured promissory notes was $0.1 million for the quarter ended March 31, 2013.

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
5.	Income Taxes. Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company’s income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates. This assumption is consistent with the assumption that all of FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company. In addition, Adjusted Pro Forma income tax provision reflects the tax effect of any adjusted pro forma adjustments.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2013 and 2012:

	2013					2012
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$122,864	$—		$122,864		$102,589	$—		$102,589
Expenses
Referring broker fees	21,350	—		21,350		20,189	—		20,189
Compensation and benefits	23,533	(2,062	)(1)	21,471		23,217	(2,108	)(1)	21,109
Depreciation, amortization and interest expense	12,791	—		12,791		6,450	—		6,450
Other expense	36,263	—		36,263		36,360	—		36,360
Total expenses	93,937	(2,062)		91,875		86,216	(2,108)		84,108
Income before income taxes	28,927	2,062		30,989		16,373	(2,108)		18,481
Income tax provision	7,959	1,637	(2)	9,596		2,367	3,601	(2)	5,968
Net income	20,968	425		21,393		14,006	(1,493)		12,513
Net income attributable to non-controlling interest in FXCM Holdings, LLC	10,230	(10,230	)(3)	—		11,118	(11,118	)(3)	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	3,878	—		3,878		—	—		—
Net income attributable to FXCM Inc.	$6,860	$10,655		$17,515		$2,888	$9,625		$12,513
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,785	(4)	—	—		72,675	(4)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.23		—	—		$0.17

(1)	Represents the elimination of stock-based compensation associated with the IPO.
(2)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 31.0% and 32.3% for the three months ended March 31, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC (“Holdings”) units for shares of Class A common stock of the Company and reflects the tax effect of any pro forma adjustments.
(3)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(4)	Diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	(In million)
	U.S GAAP		Adjusted Pro Forma
	2013	2012	2013	2012
Net income attributable to FXCM Inc.	$6,860	$2,888	$17,515	$12,513
Net income attributable to non-controlling interest in FXCM Holdings, LLC	10,230	11,118	—	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	3,878	—	3,878	—
Provision for income taxes	7,959	2,367	9,596	5,968
Depreciation and amortization	11,974	6,181	11,974	6,181
Interest on borrowing	817	269	817	269
EBITDA	$41,718	$22,823	$43,780	$24,931

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at March 31, 2013:

	As of March 31, 2013
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$40,837	$3,477	$9,702	$5,877	$21,781
Credit Agreement(1)	83,910	1,715	82,195	—	—
Lucid Note Payable(2)	23,489	23,489	—	—	—
Contingent put option(3)	3,232	3,232	—	—	—
Vendor obligations	2,663	1,178	1,485	—	—
Total	$154,131	$33,091	$93,382	$5,877	$21,781

(1)	Assumes there will be no increases or decreases to the amount borrowed at March 31, 2013 and the outstanding March 31, 2013 balance will be paid upon expiration of the facility. Includes interest expense and commitment fees using the rates in effect as of March 31, 2013.
(2)	Principal plus interest at the stated rate of 2.25%.
(3)	See Note 11 to our unaudited condensed consolidated financial statements. Assumes exercise of put option in the third quarter of 2013.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Reclassification Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s unaudited condensed consolidated financial statements.

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. In February 2013, the FASB issued ASU No. 2013-01 which limited the scope of the offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statements of financial condition and statement of operations from local currencies primarily to U.S. dollars. We currently have limited exposure to currency risk from customer open positions as we utilize an agency model, simultaneously entering offsetting trades with both our customers and FX market makers. However, we do incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As at March 31, 2013, 3.6% of our net assets (assets less liabilities) were in British pounds, 8.8% in Euros, 10.8% in Japanese yen, and 8.1% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $2.1 million in the case of British pounds, $5.1 million for Euros and $6.3 million for Japanese yen and $4.0 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at March 31, 2013, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $7.3 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For three months ended March 31, 2013 and 2012, our credit exposure was $1.1 million and $0.7 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2013, our exposure to our two largest institutional counterparties, all major global banking institutions, was 29.9% of total assets and the single largest within the group was 17.1% of total assets. As of December 31, 2012, our exposure to our three largest institutional counterparties, all major global banking institution, was 35.3% of total assets and the single largest within the group was 18.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of March 31, 2013, our net unhedged exposure to CFD customer positions was 3.9% of total assets. A 10% change in the value of our unhedged CFD positions as of March 31, 2013 would result in an $8.0 million decrease in pre-tax income.

We also recently acquired a 50.1% interest in Lucid, an electronic market making and trading firm in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended March 31, 2013 was $19.5 million and the maximum intra-day gross position was $84.3 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $8.4 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2013, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 13.3% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2013, we had $75.8 million in regulatory capital requirements at our regulated subsidiaries and $220.0 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012, nor have there been any new legal proceedings in the quarter ended March 31, 2013.

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have been named in various arbitrations and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions. Please see the “Litigation” section in Note 10 to our unaudited condensed consolidated financial statements, for a description of our current legal proceedings.

Item 1A. Risk Factors

Information regarding our risk factors appears in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on March 18, 2013. There have been no material changes in those risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended March 31, 2013.

On May 17, 2011, the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan and on November 8, 2012 the Company announced that its board of directors increased its share repurchase program an additional $30.0 million, bringing the total authorization to $80.0 million. As of March 31, 2013 the Company had repurchased a total of 3,169,734 shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On May 8, 2013, an Amended and Restated Deed of Shareholders Agreement (the “Amendment”) relating to Lucid Markets Trading Limited was entered into to correct certain errors and omissions in the original agreement entered into by the parties thereto. The Amendment is attached hereto as an exhibit.

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

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated Deed of Shareholders Agreement, relating to Lucid Markets Trading Limited, dated as of May 8, 2013, by and among Dierk Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings, LLC and Lucid Markets Trading Limited.
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: May 10, 2013	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2013	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Financial Officer)