Form 10-Q
period 2013-06-30
FXCM Inc.
filed 2013-08-08
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 38,046,266 as of August 7, 2013. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 7, 2013 was 45.

FXCM INC.
FORM 10-Q
For the Quarter Ended June 30, 2013

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K and Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements

FXCM Inc.

Condensed Consolidated Statements of Financial Condition

	June 30, 2013 (Unaudited)	December 31, 2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$373,745	$272,332
Cash and cash equivalents, held for customers	1,171,487	1,190,762
Due from brokers	5,517	8,040
Accounts receivable, net	27,528	5,485
Deferred tax asset	9,838	10,598
Tax receivable	938	6,003
Total current assets	1,589,053	1,493,220
Deferred tax asset	134,768	117,221
Office, communication and computer equipment, net	51,437	50,316
Goodwill	280,674	285,654
Other intangible assets, net	81,930	97,792
Other assets	27,376	20,967
Total assets	$2,165,238	$2,065,170
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,171,487	$1,190,762
Accounts payable and accrued expenses	62,474	56,841
Credit agreement	—	85,000
Notes payable	15,300	22,867
Due to brokers	43,173	14,494
Deferred tax liability	1,655	7,100
Due to related parties pursuant to tax receivable agreement	12,951	13,569
Total current liabilities	1,307,040	1,390,633
Deferred tax liability	8,348	12,351
Due to related parties pursuant to tax receivable agreement	99,159	87,271
Senior convertible notes	143,789	—
Total liabilities	1,558,336	1,490,255
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized 38,012,793 and 34,683,599 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	380	347
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 40 and 43 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in-capital	199,104	171,390
Retained earnings	23,671	11,122
Accumulated other comprehensive loss	(6,874)	(1,301)
Total stockholders’ equity FXCM Inc.	216,282	181,559
Non-controlling interests	390,620	393,356
Total stockholders’ equity	606,902	574,915
Total liabilities and stockholders’ equity	$2,165,238	$2,065,170

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Amounts in thousands, except share data)
Revenues
Retail trading revenue	$104,068	$77,870	$195,322	$170,596
Institutional trading revenue	31,792	11,220	59,348	17,040
Trading revenue	135,860	89,090	254,670	187,636
Interest income	670	1,059	1,349	1,920
Brokerage interest expense	(69)	(78)	(124)	(169)
Net interest revenue	601	981	1,225	1,751
Other operating income	3,672	1,612	7,102	4,886
Total net revenues	140,133	91,683	262,997	194,273
Operating Expenses
Compensation and benefits	26,587	33,802	50,120	57,019
Allocation of net income to Lucid members for services provided	15,004	—	15,004	—
Total compensation and benefits	41,591	33,802	65,124	57,019
Referring broker fees	22,422	19,968	43,772	40,157
Advertising and marketing	6,157	7,487	13,508	15,757
Communication and technology	9,765	8,611	18,120	16,991
Trading costs, prime brokerage and clearing fees	8,961	1,893	16,899	3,206
General and administrative	13,423	16,813	25,894	35,210
Depreciation and amortization	12,481	6,863	24,455	13,044
Total operating expenses	114,800	95,437	207,772	181,384
Total operating income (loss)	25,333	(3,754)	55,225	12,889
Loss on equity method investments, net	397	—	545	—
Interest on borrowings	1,290	271	2,107	540
Income (loss) before income taxes	23,646	(4,025)	52,573	12,349
Income tax provision (benefit)	6,390	(1,109)	14,349	1,258
Net income (loss)	17,256	(2,916)	38,224	11,091
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	14,093	(2,348)	24,323	8,771
Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited	(6,961)	873	(3,083)	873
Net income (loss) attributable to FXCM Inc.	$10,124	$(1,441)	$16,984	$1,447

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted average shares of Class A common stock outstanding:
Basic	30,695	22,296	29,589	20,142
Diluted	31,829	22,296	30,759	20,142
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.33	$(0.06)	$0.57	$0.07
Diluted	$0.32	$(0.06)	$0.55	$0.07
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Amounts in thousands, except per share data)
Net income (loss)	$17,256	$(2,916)	$38,224	$11,091
Other comprehensive income
Foreign currency translation gain (loss)	(3,438)	1,332	(12,734)	(991)
Income tax expense (benefit)	(130)	—	(127)	6
Other comprehensive income (loss), net of tax	(3,308)	1,332	(12,607)	(997)
Comprehensive income (loss)	13,948	(1,584)	25,617	10,094
Comprehensive income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	12,326	(1,380)	17,289	8,150
Comprehensive income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited	(6,961)	873	(3,083)	873
Comprehensive income (loss) attributable to FXCM Inc.	$8,583	$(1,077)	$11,411	$1,071

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2013	$393,356	$11,122	$(1,301)	$171,390	43	$1	34,683,599	$347	$574,915
Net income	21,240	16,984	—	—	—	—	—	—	38,224
Other comprehensive loss, net of tax	(7,034)	—	(5,573)	—	—	—	—	—	(12,607)
Comprehensive income	$14,206	$16,984	$(5,573)	$—	—	$—	—	$—	$25,617
Repurchase of Class A common stock	(3,993)	—	—	(8,017)	—	—	(853,400)	(9)	(12,019)
Class A common stock
Equity based compensation	4,006	—	—	3,255	—	—	—	—	7,261
Dividends on Class A common stock	—	(4,435)	—	—	—	—	—	—	(4,435)
Exchange of Holdings units to Class A common stock (See Note 6)	(19,831)	—	—	19,791	(4)	—	3,982,494	40	—
Assignment of permitted transferees	—	—	—	—	1	—	—	—	—
Stock options exercised	902	—	—	1,793	—	—	200,100	2	2,697
Effects of Tax Receivable Agreement	—	—	—	2,217	—	—	—	—	2,217
Equity component of Convertible Note issuance	15,512	—	—	13,589		—	—	—	29,101
Sale of warrants	9,903	—	—	8,675	—	—	—	—	18,578
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Distribution	(7,929)	—	—	—	—	—	—	—	(7,929)
Balance as of June 30, 2013	$390,620	$23,671	$(6,874)	$199,104	40	$1	38,012,793	$380	$606,902

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$38,224	$11,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,455	13,044
Equity-based compensation	6,517	15,998
Deferred tax expense	7,685	264
Loss on disposal of fixed assets	126	718
Amortization of deferred bond discount	390	—
Amortization of deferred financing cost	330	126
Loss on equity investment	545	—
Gain on settlement of receivables from related party	—	(1,436)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	20,263	(202,735)
Due from brokers	2,523	(27,420)
Accounts receivable, net	(22,043)	(1,616)
Tax receivable	5,065	(1,838)
Other assets	1,740	2,507
Customer account liabilities	(19,275)	207,685
Accounts payable and accrued expenses	5,633	(11,863)
Payments for tax receivable agreement	(4,079)	—
Due to brokers	28,679	(12,561)
Foreign currency remeasurement loss	(1,732)	(1,725)
Net cash provided by (used in) operating activities	95,046	(9,761)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(10,961)	(17,009)
Purchase of intangible assets	(28)	(34)
Acquisition of business, net of cash acquired	(22,867)	28,656
Payments for equity investment	(3,000)	—
Net cash (used in) provided by investing activities	(36,856)	11,613
Cash Flows From Financing Activities
Members’ distributions	(7,929)	(9,141)
Contributions from members	—	578
Dividends paid	(4,435)	(2,678)
Proceeds from execution of stock options	2,697	—
Stock repurchase	(12,019)	(2,188)
Proceeds from issuance of senior convertibles notes, net	166,474	—
Purchase of convertible note hedges	(29,101)	—
Proceeds from sale of warrants	18,578	—
Borrowings under the credit agreement	10,000	75,000
Payments on borrowings under the credit agreement	(95,000)	(30,000)
Net cash provided by (used in) financing activities	49,265	31,571
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,042)	(4,144)
Net increase in cash and cash equivalents	101,413	29,279
Cash and Cash Equivalents
Beginning of Year	272,332	184,721
End of Period	$373,745	$214,000
Supplemental disclosures of cash flow activities
Cash paid for taxes	$487	$8,262
Cash paid for interest	$1,207	$370
Supplemental disclosure of non-cash financing activities
Exchange of Holding Units for shares of Class A common stock	$19,831	$65,086
Settlement of receivable from related party	$—	$(3,979)
Value of equity interest paid in business acquisition	$—	$89,406
Note issued for business acquisition	$15,300	$87,162
Non-controlling interest – Lucid	$—	$160,165

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

Basis of Presentation

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity (“VIE”) as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, Holdings meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings. As the primary beneficiary of Holdings, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 46.9% and 53.1%, respectively, as of June 30, 2013. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 42.5% and 57.5%, respectively, as of December 31, 2012.

Net income attributable to the non-controlling interest in FXCM Holdings, LLC on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to the non-controlling interest in Lucid Markets Trading Limited represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. As prescribed in the FASB guidance, the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided” in the condensed consolidated statements of operations.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation  – (continued)

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

Forex Capital Markets L.L.C.	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)

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

Accounting Pronouncement Adopted in 2013

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact on the presentation of the Company’s condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation  – (continued)

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. In February 2013, the FASB issued ASU No. 2013-01 which limited the scope of the offsetting disclosures to recognized derivative instruments accounted for in accordance with “ASC 815,” Derivatives and Hedging. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.

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

Changes in the non-controlling and the Corporation’s interests in Holdings for the six months ended June 30, 2013 are presented in the following table:

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2013	34,683,599	46,930,192	81,613,791	42.5%	57.5%	100.0%
Holding Units issued related to exchanges of Holding Units for shares of Class A common stock	3,982,494	(3,982,494)	—	4.9%	(4.9)%	—
Holding Units repurchased related to Class A common stock repurchased	(853,400)	—	(853,400)	(0.6)%	0.6%	—
Exercise of stock options	200,100	—	200,100	0.1%	(0.1)%	—
	38,012,793	42,947,698	80,960,491	46.9%	53.1%	100.0%

Note 3. Business Acquisition

On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid (the “Acquisition”), to expand the Company's presence and capabilities in the institutional marketplace. Lucid’s sole material asset is a controlling membership interest in Lucid Markets LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration for the controlling interest, the Company issued a $71.4 million, 3.5% unsecured promissory notes, and 9.0 million shares of the Corporation's Class A common stock to Lucid sellers as well as $15.8 million, 3.5% unsecured promissory notes for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at the Acquisition Date, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Acquisition, any of the Corporation’s common stock issuable to a

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Lucid seller on an anniversary from closing is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

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

The Acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement and Disclosure, at the Acquisition Date as summarized in the table below. Full goodwill of $236.5 million was initially calculated as the fair value over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $160.2 million, and was determined by valuing Lucid using a discounted cash flow method, less the considerations transferred. The estimated fair value of the non-controlling interest is based on an assumed discount rate between 10.0% and 11.0%, annual earnings growth rate of 4.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Lucid. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for U.K. income tax purposes.

During the six months ended June 30, 2013, the purchase price was increased by $15.3 million to take into consideration adjustments to tax balances not taken into account in the initial determination of net assets acquired. The Company issued six-month 2.25% unsecured promissory notes maturing on December 6, 2013 to the Lucid sellers for this purchase price increase. In connection with this purchase price adjustment, the initial Goodwill recorded was reduced by $1.2 million to $235.3 million.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

Lucid Purchase Price Allocation(1)

(Amounts in thousands)
Purchase price		$192,784
Non-Controlling interest		160,165
Total fair value at Acquisition Date		352,949
Net assets acquired	$32,732
Adjustments to reflect acquired assets and liabilities at fair value
Proprietary technology(2)	83,900
Non-compete agreements(3)	1,000
Fair value of net assets acquired		117,632
Goodwill resulting from the Lucid acquisition		$235,317

(1)	The amounts included in the Lucid Purchase Price Allocation table represent the allocation of the purchase price and includes revision made during the 12 month measurement period from the Acquisition Date.
(2)	Consists of internally developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settle trades, with an amortization life of 7 years.
(3)	Consists of two non-compete agreements with amortization lives of 3 years.

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of Lucid net assets recognized as of the Acquisition Date, with amounts in thousands:

As of June 18, 2012
Assets
Cash and cash equivalents	$28,656
Accounts receivable, net	5,100
Due from brokers	302
Deferred tax asset	11,311
Office, communication and computer equipment, net	499
Intangible assets	84,900
Other assets	226
Total assets	$130,994
Liabilities
Accounts payable and accrued expenses	13,362
Total liabilities	13,362
Fair value of net assets acquired	$117,632

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition  – (continued)

The following pro forma condensed combined financial information presents the results of the operations of the Company as they may have appeared if the acquisition of Lucid had been completed on January 1, 2012, with amounts in thousands:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total revenues	$111,815	$236,130
Net Income before non-controlling interests	$3,275	$22,976

These pro forma results for the three and six months ended June 30, 2012 include the revenues, operating expenses and related tax impact of Lucid prior to the acquisition as well as adjustments for the intangible assets acquired.

Note 4. Equity Method Investment

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, Inc., (“FastMatch”) an operator of an electronic communication network for foreign exchange trading. As the Company holds a 37.75% equity interest and exerts significant influence, the investment is accounted for using the equity method. The Company also has a 26.3% equity interest in a developer of FX trading software (the “Other Equity Investment”) and accounts for this investments using the equity method.

As of June 30, 2013 and December 31, 2012, the Company’s equity method investments were $11.3 million and $11.9 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition. FastMatch and the Other Equity Investment are included in institutional and corporate respectively, for purposes of segment reporting (see Note 16).

Losses, net recognized from equity method investments was $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and are included in Losses on equity method investments, net in the condensed consolidated statements of operations. Losses recognized from equity method investments were not material for the three and six months ended June 30, 2012.

Dividends received from the Company’s equity method investments during the three and six months ended June 30, 2013 and 2012 were not material.

Note 5. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC Topic 260 — Earnings per Share (“ASC 260”), to determine diluted EPS.

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

During the six months ended June 30, 2013, the Company granted 105,636 and 150,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. For the six months ended June 30, 2013 and 2012, stock options granted to certain employees, non-employees and independent directors in the aggregate of 8,937,414 and 8,541,128, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Earnings per Share  – (continued)

As discussed in Note 3, the Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain Profit Targets. If the Profit Targets are achieved, the Lucid sellers are entitled to receive 1.2 million on the first anniversary, 3.0 million on the second anniversary and 3.0 million on the third anniversary of the Acquisition Date. During the six months ended June 30, 2013, the Profit Targets for the 1.2 million first anniversary shares were achieved and these shares are included in the computation of basic and diluted EPS for the three and six months ended June 30, 2013. In accordance with ASC 260, the second and third anniversary shares are considered contingently issuable shares. Accordingly, they are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS if all necessary conditions have been satisfied by the end of the period.

As described in Note 11, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% Senior Convertible Notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation’s Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation’s Class A common stock issuable upon conversion of the Convertible Notes is included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation’s Class A common stock that is necessary to settle such excess is considered issued. For the six months ended June 30, 2013, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 11, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation’s Class A common stock. For the six months ended June 30, 2013, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three and six months ended June 30, 2013, certain members of Holdings exchanged 2.2 million and 4.0 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Earnings per Share  – (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months ended June 30		Six Months ended June 30
	2013	2012	2013	2012
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) available to holders of Class A common stock	$10,124	$(1,441)	$16,984	$1,447
Earnings allocated to participating securities	—	—	—	—
Earnings (loss) available for common stockholders	$10,124	$(1,441)	$16,984	$1,447
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	30,695	22,296	29,589	20,142
Add dilutive effect of the following:
Weighted average of Lucid’s first anniversary shares issued on June 18, 2013	1,029	—	1,114	—
Stock options	105	—	56	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Dilutive weighted average shares of Class A common stock	31,829	22,296	30,759	20,142
Basic income (loss) per share of Class A common stock	$0.33	$(0.06)	$0.57	$0.07
Diluted income (loss) per share of Class A common stock	$0.32	$(0.06)	$0.55	$0.07

Note 6. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in millions:

	June 30, 2013	December 31, 2012
Receivables
Advances to employees	$0.9	$0.9
Payables
Method Credit Fund	$8.0	$9.0
Employees	0.6	0.3
Shareholders with greater than 5% ownership in the Company	0.7	0.7
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	10.0	—
Due to Lucid non-controlling members in connection with trade settlements	1.6	9.6
Notes payable to Lucid non-controlling members in connection with the Acquisition	15.3	22.9
Tax receivable agreement	112.1	100.9
	$148.3	$143.4

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions  – (continued)

The Company has advanced funds to several employees. The outstanding balances as of June 30, 2013 and December 31, 2012, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and six months ended June 30, 2013, these fees and commissions were approximately $0.5 million and $0.8 million, respectively, and are included in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012, these fees and commissions were approximately $0.7 million and $1.4 million, respectively, and are included in the condensed consolidated statements of operations.

In March 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share and purchase agreement. The settlement to the Company included cash of $1.2 million, return of capital, (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million, included in Other income for the six months ended June 30, 2012 in the condensed consolidated statements of operations in connection with this settlement. In addition, the settlement required ODL to establish a collateral account for the benefit of the Company to pay certain outstanding third party claims up to an agreed upon amount.

In August 2012, the Company entered into a master guaranty agreement (the “Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company including several of the Company’s executive officers. Pursuant to the Guaranty, Method unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Guaranty requires Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Method determined on counterparty by counterparty basis which is agreed upon by the Company, Method and the respective counterparty. As of June 30, 2013 and December 31, 2012, the Company held cash collateral in the amount of $8.0 million and $9.0 million, respectively, and the aggregate amount of margin extended under the Guaranty was $3.4 million and $1.1 million, respectively. The cash collateral of $8.0 million and $9.0 million are included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. During three and six months ended June 30, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three and six months ended June 30, 2013, fees collected from counterparties and subsequently remitted to Method by the Company under the Guaranty were not material and are included in the condensed consolidated statements of operations.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions  – (continued)

Accounts payable and accrued expenses include a balance of $1.6 million and $9.6 million, respectively, of advances from certain Lucid non-controlling members in connection with trade settlements as of June 30, 2013 and December 31, 2012. In addition, accounts payable and accrued expenses includes $10.0 million and nil related to Allocation of net income to Lucid members for services provided as of June 30, 2013 and December 31, 2012, respectively (see Note 1).

Notes payable of $15.3 million, included in the condensed consolidated statements of financial condition, represents the 2.25% unsecured promissory notes issued to the Lucid sellers on June 6, 2013 for the purchase price increase (see Note 3). On June 6, 2013, the Company repaid $22.9 million of unsecured 2.25% promissory notes issued on December 21, 2012. Interest expense related to the unsecured promissory notes was not material and $0.2 million for the three and six months ended June 30, 2013, respectively.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the six months ended June 30, 2013 and 2012, certain members of Holdings exchanged 4.0 million and 9.1 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $112.1 million and $100.9 million as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, payments of $4.1 million were made pursuant to the tax receivable agreement.

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

During the six months ended June 30, 2013, the Company granted 105,636 Independent Director Options and 150,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s stock options activity as of June 30, 2013 and changes for the six months then ended:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2013	9,178,128	$13.37	—
Granted	255,636	10.43	—
Exercised	(200,100)	13.48	—
Forfeited or expired	(296,250)	13.96	—
Outstanding as of June 30, 2013	8,937,414	$13.33	1.6
Vested or expected to vest at June 30, 2013	8,338,569	$13.33	1.6
Exercisable as of June 30, 2013	3,993,028	$13.77	1.4

The Company did not grant any stock options during the three months ended June 30, 2013 and 2012. The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $4.74 and $4.11, respectively.

As of June 30, 2013 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 1.7 years and the unrecognized expense is $17.6 million. The Company had 4,193,128 and 2,047,390 vested stock options under LTIP during the six months ended June 30, 2013 and 2012, respectively. The fair value of the shares vested under the LTIP during the six months ended June 30, 2013 and 2012 was $21.8 million and $10.7 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.3 million and $4.6 million for the three and six months ended June 30, 2012, respectively, for the Employee Stock Options.

Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2013 and 2012, for the Independent Directors Options.

The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.7 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

Cash proceeds received from the exercise of Stock Options were $2.7 million for the three and six months ended June 30, 2013, respectively, and income tax benefits realized from the exercise of Stock Options were not material for the three and six months ended June 30, 2013, respectively. The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three and six months ended June 30, 2012.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options Three Months Ended June 30		Independent Directors Options Six Months Ended June 30
	2013	2012	2013	2012
Expected term in years	—	4.00	4.00	4.00
Risk-free interest rate	—	0.60%	0.63%	0.60%
Expected volatility	—	63.0%	54.0%	63.0%
Dividend yield	—	2.40%	2.05%	2.40%
Estimated fair value at grant date	—	$4.11	4.26	$4.11

	Employee Stock Options Three Months Ended June 30		Employee Stock Options Six Months Ended June 30
	2013	2012	2013	2012
Expected term in years	—	—	4.75	—
Risk-free interest rate	—	—	0.73%	—
Expected volatility	—	—	50.0%	—
Dividend yield	—	—	1.80%	—
Estimated fair value at grant date	—	—	5.08	—

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation’s Class A common stock. The Company did not

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation  – (continued)

grant any Other Equity Awards during the three and six months ended June 30, 2013. During the three months ended June 30, 2012, the Company granted 945,847 of the Corporation’s Class A common stock with a per share fair market value of $11.76 as Other Equity Awards. The Other Equity Awards were fully vested at the date of the grant. Compensation expense before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $11.1 million for the three and six months ended June 30, 2012 for Other Equity Awards.

Note 8. Stockholders’ Equity

The following table presents the changes in the corporation’s Class A common stock shares outstanding during the six months ended June 30, 2013, with amounts in thousands:

Class A Common Stock	As of June 30, 2013
Balance at January 1, 2013	$34,684
Exchange of Holding Units into Class A common stock	3,982
Repurchased	(853)
Stock options exercised	200
Balance at June 30, 2013	38,013

As of June 30, 2013 and December 31, 2012, there were 40 and 43 shares of Class B common stock issued and held by members of Holdings, respectively.

Note 9. Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK LTD, Australia, ODL, FSL and FXCMJ as of June 30, 2013 and December 31, 2012, with amounts in millions:

	June 30, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ
Capital	$75.5	$26.1	$69.6	$4.4	$17.7	$33.6	$37.1
Minimum capital requirement	27.1	8.9	21.5	0.5	3.0	3.5	6.2
Excess capital	$48.4	$17.2	$48.1	$3.9	$14.7	$30.1	$30.9

	December 31, 2012
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ
Capital	$53.5	$22.7	$73.1	$4.2	$14.1	$30.7	$33.5
Minimum capital requirement	26.1	8.1	17.4	1.2	4.4	4.4	5.6
Excess capital	$27.4	$14.6	$55.7	$3.0	$9.7	$26.3	$27.9

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Litigation  – (continued)

In September 2012, the Financial Conduct Authority (“FCA”) initiated investigations relating to UK LTD’s and FSL’s past trade execution practices. Although we are in the process of complying with the FCA’s requests, we have not been formally notified whether or not the FCA intends to take any action against us with respect to our trade execution practices.

In 2012, FXCMJ accrued $2.6 million, included in Accounts payable and accrued expenses in the condensed consolidated statements of financial condition, as an estimate to settle certain trading system matters with the Japan Financial Services Agency. The Company settled this matter, which included an administrative penalty for $2.3 million during the first quarter of 2013.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.5 million as of June 30, 2013.

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

Note 11. Senior Convertible Notes

Senior Convertible Notes due 2018

In June 2013, the Corporation issued $172.5 million principal amount of 2.25% Convertible Notes maturing on June 15, 2018 and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The indenture governing the Convertible Notes does not prohibit the Company from incurring additional senior debt or secured debt, nor does it prohibit any of its subsidiaries from incurring additional liabilities.

The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation’s Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In addition, following certain corporate transactions that occur prior to the maturity date, the Corporation will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, the Corporation will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding March 15, 2018, only under the following circumstances:

•	during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2013 (and only during such fiscal quarter), if the last reported sale price of the Corporation’s Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;
•	during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in this offering circular) per $1,000

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Senior Convertible Notes  – (continued)

principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Corporation’s Class A common stock and the applicable conversion rate on such trading day;
•	upon the occurrence of specified corporate events; or
•	on or after March 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.

In addition, if the Company undergoes a fundamental change (as defined in the offering circular), holders may, subject to certain conditions, require the Corporation to repurchase their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation’s Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation’s Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $21.24 per share of the Corporation’s Class A common stock. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $21.24 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional-paid-in-capital in the stockholders’ equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

The Convertible Note Hedge Transaction and the Warrant Transaction are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder’s right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Convertible Hedge Transaction or the Warrant Transaction.

Under “ASC 470,” Debt, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital section of stockholders’ equity in the Company’s condensed consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Senior Convertible Notes  – (continued)

The balances of the liability and equity components as of June 30, 2013, were as follows, with amounts in thousands:

June 30, 2013
Liability component – principal	$172,500
Unamortized debt discount	(28,711)
Liability component – net carrying value	$143,789
Equity component	$29,100

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:	Three Months Ended June 30, 2013
Interest expense – stated coupon rate	$302
Interest expense – amortization of debt discount	390
Total interest expense – convertible note	$692

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance cost included in Interest on borrowings in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2013. Unamortized Convertible Notes issuance cost was $6.0 million at June 30, 2013 and is included in other assets in the condensed consolidated statements of financial position.

Note 12. Commitments and Contingencies

The Company holds an interest in an inactive entity that formerly provided online FX educational services (“Online Courses”). Online Courses meets the definition of a VIE under ASC 810 and the Company is considered the primary beneficiary. The members who own the remaining interest in Online Courses have a put option to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, cease to make up at least 50% of the voting or vested economic interest securities of Holdings. Under U.S. GAAP, the value of the put option is recognized upon both the change in control and the exercise of the put option.

Assuming both a change in control and the exercise of the put option at June 30, 2013, the Company would have been obligated to purchase the remaining interest for approximately $3.1 million. Pursuant to the terms of the Online Courses operating agreement, the put option payment accretes at a rate of 15% per annum. Based on the status (inactive and no assets) of Online Courses, a put option payment would most likely result in a charge to earnings.

Note 13. Fair Value Measurements

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Fair Value Measurements  – (continued)

Level II:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level III:  Unobservable inputs for assets or liabilities.

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices. Unsettled spot currency trades included in Due from brokers and Due to brokers are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts, which approximate fair value. Other assets, excluding equity method investments, are carried at contracted amounts, which approximate fair value and are classified as Level II financial assets. Other liabilities, including customer account liabilities, payables to others, credit agreement, senior convertible notes and notes payable are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

The Company’s equity method investments relate to privately held companies and are classified as Level III financial assets. The fair value of these investments is based on net asset values.

	Three Months Ended June 30, 2013
	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Amortization of Shares of Investment	Foreign Currency Translation Adjustment	Total
Equity method investments	$11,711	$(233)	$(164)	$25	$11,339
Total Level III Assets	$11,711	$(233)	$(164)	$25	$11,339

	Six Months Ended June 30, 2013
Equity method investments	$11,900	$(381)	$(164)	$(16)	$11,339
Total Level III Assets	$11,900	$(381)	$(164)	$(16)	$11,339

	Three Months Ended June 30, 2012
	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Foreign Currency Translation Adjustment	Total
Equity method investments	$4,679	$60	$(69)	$4,670
Total Level III Assets	$4,679	$60	$(69)	$4,670

	Six Months Ended June 30, 2012
Equity method investments	$4,639	$60	$(29)	$4,670
Total Level III Assets	$4,639	$60	$(29)	$4,670

Note 14. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due to/from brokers in the condensed consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with ASC Topic 210 — Balance Sheet (“ASC 210”) and ASC 815. The Company offsets the fair values of its derivative

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Derivative Financial Instruments  – (continued)

contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Due from brokers or Due to brokers in the condensed consolidated statements of financial condition. The Company enters into future contracts to (i) economically hedge the open customer contracts on its contract for differences (“CFD”) business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the condensed consolidated statements of operations.

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of June 30, 2013 and December 31, 2012. Under ASC 260, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Classified in Due to/From Brokers
	June 30, 2013
	Assets	Liabilities
Gross fair values	$150	$—
Netting agreements	$(105)	$—
Net fair values	$45	$—

	Derivatives Classified in Due to/From Brokers
	December 31, 2012
	Assets	Liabilities
Gross fair values	$520	$—
Netting agreements	$(265)	$—
Net fair values	$255	$—

For the three and six months ended June 30, 2013, trading revenues of $30.2 million and $49.2 million in the condensed consolidated statements of operations included net losses that were $39.8 million and $59.4 million, respectively, related to derivative financial instrument transactions. For the three and six months ended June 30, 2012, trading revenues of $16.2 million and $35.1 million in the condensed consolidated statements of operations included net losses that were $18.4 million and $28.1 million, respectively, related to derivative financial instrument transactions. The net notional value of the derivative financial instruments was $47.4 million and $119.5 million as of June 30, 2013 and December 31, 2012, respectively.

Note 15. Income Taxes

The Company’s effective tax rate includes a rate benefit attributable to the fact that Holding operates as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. In addition, Lucid Markets LLP is a limited liability partnership that is treated as a partnership for income tax purposes. As result, Lucid Markets LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid’s tax provision (a component of the Company’s consolidated tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable other members of Lucid Markets LLP whose income is included in Allocation of net income to Lucid members for services provided reported in the Company’s condensed consolidated statements of operations as a component of compensation and benefits expense.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Income Taxes  – (continued)

The Company’s effective rate was 27.0% and 27.3% for the three and six months ended June 30, 2013, respectively. The Company’s effective rate was 27.6% and 10.2% for the three and six months ended June 30, 2012, respectively. The decrease in the effective tax rate for the three months ended June 30, 2013 compared to the same period in 2012 was due to a shift in jurisdictional income. The increase in the effective tax rate for the six months ended June 30, 2013 compared to the same period in 2012 was due to an increase in the Corporation’s ownership in Holdings and higher taxable income from foreign subsidiaries that are taxable entities. The increase in the Corporation’s ownership in Holdings is due to members of Holdings exchanging their units for the Corporation’s Class A common stock, stock issued as a portion of the purchase of Lucid and stock awards. The effective tax rate will continue to increase as additional exchanges occur. The increase in earnings from foreign subsidiaries taxed locally is primarily attributable to Lucid and UK LTD.

During the six months ended June 30, 2013, there were no material changes to the uncertain tax positions.

The Company is under examination by the Internal Revenue Service for the calendar year 2011. The Company, presently, has no additional open examinations for tax years before 2012 and is no longer subject to tax examinations by taxing authorities for tax years prior to 2009.

Note 16. Segments

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

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. The Company receives commissions for these services without incurring credit or market risk. Additionally, the Company earns revenues from market making and electronic trading in FX spot futures markets through Lucid. The income earned on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold, and the change in value of such positions.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Segments  – (continued)

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended June 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$108,341	$31,792	$—	$140,133
Total expenses	55,690	35,884	24,913	116,487
Income (loss) before income taxes	$52,651	$(4,092)	$(24,913)	$23,646

	Three Months Ended June 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$80,463	$11,220	$—	$91,683
Total expenses	60,671	7,643	27,394	95,708
Income (loss) before income taxes	$19,792	$3,577	$(27,394)	$(4,025)

	Six Months Ended June 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$203,649	$59,348	$—	$262,997
Total expenses	109,432	53,360	47,632	210,424
Income (loss) before income taxes	$94,217	$5,988	$(47,632)	$52,573

	Six Months Ended June 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$177,233	$17,040	$—	$194,273
Total expenses	116,237	11,582	54,105	181,924
Income (loss) before income taxes	$60,996	$5,458	$(54,105)	$12,349

Assets	As of June 30, 2013	As of December 31, 2012
Retail	$1,632,827	$1,556,680
Institutional	391,731	381,368
Corporate	140,680	127,122
Total assets	$2,165,238	$2,065,170

Note 17. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

The Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on September 30, 2013 to Class A stockholders of record at the close of business on September 6, 2013.

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

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to “Lucid” collectively refers to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP.

OVERVIEW

Industry Environment

Economic Environment — The trading environment for foreign currencies improved in the second quarter of 2013 when compared to the first quarter of 2013 although the trading environment remained below historical averages of the second quarter of 2012 and below yearly averages for the past five years. The JPMorgan Global FX Volatility Index second quarter 2013 average of 9.63 was up 10% when compared to the daily JPMorgan Global FX Volatility Index first quarter 2013 average of 8.75. However, the daily JPMorgan Global FX Volatility Index second quarter 2013 average was down 7% when compared to the second quarter 2012 average of 10.39.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the United Kingdom (“U.K.”) (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

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

Executive Summary

We are pleased with our second quarter 2013 with retail trading volumes increasing 33% as compared to the second quarter 2012 and total revenues increasing 53%, reflecting our strong volume growth as well as the acquisition of Lucid Markets Trading Limited, acquired at the end of the second quarter 2012. We continue to grow our revenues and profits in what are still moderately volatile market conditions as compared to the past few years because of the expansion of our scale, geographic reach, and diverse sources of revenue.

Looking forward, we are optimistic that market conditions will continue to improve and our focus on diversification should translate into higher volumes and ultimately generate better returns. If conditions slow again or adverse regulatory changes are enacted, we believe we can hold our course better than our competitors and continue to gain market share. Regulatory changes have been a constant in our market for the past four years and we expect this will continue in 2013. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations, some already enacted, some proposed and some potential, which will impact other assets classes making spot FX more attractive, or impacting other FX brokers presenting opportunities. We believe regulatory changes, market conditions and the importance of scale will continue to fuel consolidation in 2013 across all major geographies. We would expect to continue to be active, but selective, in making acquisitions throughout the upcoming year.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For the three and six months ended June 30, 2013, 35% and 31%, respectively, of our retail trading revenues were derived from the activities noted in item (iv). For the three and six months ended June 30, 2012, 26% and 27%, respectively, of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading segment, FXCM Pro, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid. The income we earn on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through our subsidiary FXCM Securities Limited (“FSL”) we earn commission revenues through equity and related brokerage activities.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation and benefits also includes the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided. This allocation of Lucid’s non-controlling members earnings is reported as a component of compensation expense under “Allocation of Net Income to Lucid Members for Services Provided.”

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.’s Class A common stock pursuant to the our Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. For the three and six months ended June 30, 2013, we recorded stock compensation expense related to stock options granted of $2.5 million and $5.0 million, respectively, of which $2.1 million and $4.2 million, respectively, related to stock options granted at the time of our IPO. For the three and six months ended June 30, 2012, we recorded stock compensation expense related to stock options granted of $2.4 million and $4.8 million, respectively, of which $2.1 million and $4.2 million, respectively, related to stock options granted at the time of our IPO. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the three and six months ended June 30, 2013. During the three months ended months ended June 30, 2012, our Executive Compensation Committee granted 945,847 of FXCM Inc.’s Class A common stock as an Other Equity Award. The Other Equity Award had a fair value of $11.1 million and vested at the date of grant. Accordingly, Compensation and benefits for the three and six months ended June 30, 2012 includes $11.1 million of expense for this Other Equity Award.

The Lucid acquisition resulted in $9.4 million of deferred compensation of which we recognized as compensation expense $0.8 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively and $1.6 and $0.1 million for the six months ended June 30, 2013 and 2012. See “Results of Operations, Lucid Acquisition” for additional details.

Referring Broker Fees — Referring broker fees consist primarily of compensation paid to our referring brokers and white labels. We generally provide white labels access to our platform systems and back-office services necessary for them to offer FX trading services to their customers. We also establish relationships with referring brokers that identify and direct potential FX trading customers to our platform. Referring brokers and white labels generally incur advertising, marketing and other expenses associated with attracting the customers they direct to our platform. Accordingly, we do not incur any incremental sales or marketing expense in connection with trading revenue generated by customers provided through our referring brokers and/or white labels. We do, however, pay a portion of the FX trading revenue generated by the customers of our referring brokers and/or white labels and record this expense as Referring broker fees.

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

Income Taxes — FXCM Holdings, LLC (“Holdings”) operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings’ income is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holding’s whose income is included in Net income attributable to non-controlling interest in Holdings in our condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, we are subject to New York City Unincorporated Business Tax which is attributable to Holdings operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition Lucid Markets LLP, is a limited liability partnership is treated as a partnership for income tax purposes. As result, Lucid Markets LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component Company’s tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liabil ity company subject to U.K. corporate income tax and excludes the income attributable other members of Lucid Markets LLP whose income is included in Allocation of Net Income to Lucid Members for Services Provided reported on our consolidated income statement as a component of compensation and benefits expense.

Other

Net Income Attributable to Non-Controlling Interest in Holdings — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our unaudited condensed consolidated financial statements.

Net Income Attributable to Non-Controlling Interest in Lucid and Allocation of Net Income to Lucid Members for Services Provided — We also consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected follows:

•	The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense in our condensed consolidated statements of operations.
•	The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as Net Income Attributable to Non-Controlling Interest in Lucid in our condensed consolidated statements of operations.

Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting — The Financial Accounting Standards Board (“FASB”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 16 to our unaudited condensed consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of FXCM Inc.’s Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of June 30, 2013, we have repurchased 4.0 million shares for $45.8 million under these authorizations.

Pursuant to an agreement between the FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock Holdings enters into an equivalent Holdings unit transaction with FXCM Inc. Therefore, as of June 30, 2013, Holdings has repurchased 4.0 million of Holdings units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

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

Convertible Senior Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of 2.25% Senior Convertible Notes 2018 (the “Convertible Notes”) and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible

Notes, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We intend to use the remaining net proceeds from the offering for general corporate purposes, including potential future acquisitions. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Lucid Acquisition

On June 18, 2012 (the “Acquisition Date”), we acquired a 50.1% controlling interest in Lucid Markets Trading Limited to expand our presence and capabilities in the institutional marketplace. Lucid’s sole material asset is a controlling membership interest in Lucid Markets LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration for our interest, we issued 3.5% unsecured promissory notes totaling $71.4 million, and 9.0 million shares of FXCM Inc.’s Class A common stock to the Lucid sellers as well as a $15.8 million in 3.5% unsecured promissory notes for all liquid assets for a total estimated purchase price of $177.5 million. Any of the FXCM Inc.’s common shares issuable to a Lucid seller on an anniversary from the Acquisition Date is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by us.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Acquisition Date. This resulted in the recording of intangible assets of $84.9 million primarily related to proprietary technology, which will be amortized over a weighted average life of 4.1 years. Goodwill of $236.5 million was recorded as the excess over the estimated fair value of the net assets acquired. In addition, the estimated fair value assigned to the Lucid Liquidity Restriction was $9.4 million, which is accounted for as deferred compensation and recognized over a 3 year term. In the second quarter of 2013, the purchase price was increased by $15.3 million to take into consideration adjustments to tax balances not taken into account in the initial determination of net assets acquired. We issued a 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. In connection with this adjustment, the Goodwill initially recorded was reduced by $1.2 million to $235.3 million.

The Lucid acquisitions will result in a significant increase in amortization of intangible assets in our condensed consolidated statements of operations as these intangible assets are amortized over their estimated useful lives. In addition, several year over year revenue and operating expense fluctuations highlighted in our results of operations discussion that follows are attributed to Lucid since we began reporting Lucid revenues and operating expenses as of the Acquisition Date. Therefore, Lucid’s revenues and operating expenses are reflected in the three and six months ending June 30, 2013 but are only reflected for the 12 day period beginning on the Acquisition Date through June 30, 2012.

Condensed Consolidated Statements of Operations

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Amounts in thousands)
Revenues
Retail trading revenue	$104,068	$77,870	$195,322	$170,596
Institutional trading revenue	31,792	11,220	59,348	17,040
Trading revenue	135,860	89,090	254,670	187,636
Interest income	670	1,059	1,349	1,920
Brokerage interest expense	(69)	(78)	(124)	(169)
Net interest revenue	601	981	1,225	1,751
Other operating income	3,672	1,612	7,102	4,886
Total net revenues	140,133	91,683	262,997	194,273
Operating Expenses
Compensation and benefits	26,587	33,802	50,120	57,019
Allocation of net income to Lucid members for services provided	15,004	—	15,004	—
Total compensation and benefits	41,591	33,802	65,124	57,019
Referring broker fees	22,422	19,968	43,772	40,157
Advertising and marketing	6,157	7,487	13,508	15,757
Communication and technology	9,765	8,611	18,120	16,991
Trading costs, prime brokerage and clearing fees	8,961	1,893	16,899	3,206
General and administrative	13,423	16,813	25,894	35,210
Depreciation and amortization	12,481	6,863	24,455	13,044
Total operating expenses	114,800	95,437	207,772	181,384
Total operating income (loss)	25,333	(3,754)	55,225	12,889
Loss on equity method investments, net	397	—	545	—
Interest on borrowings	1,290	271	2,107	540
Income (loss) before income taxes	23,646	(4,025)	52,573	12,349
Income tax provision (benefit)	6,390	(1,109)	14,349	1,258
Net income (loss)	17,256	(2,916)	38,224	11,091
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	14,093	(2,348)	24,323	8,771
Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited	(6,961)	873	(3,083)	873
Net income (loss) attributable to FXCM Inc.	$10,124	$(1,441)	$16,984	$1,447

Other Selected Operating and Financial Metrics

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Customer equity (in millions)	$1,171	$1,255	$1,171	$1,255
Tradable accounts	190,998	205,111	190,998	205,111
Active accounts	182,225	174,218	182,225	174,218
Daily average trades – retail customers	516,960	367,051	478,129	372,944
Total retail trading volume(1) (billions)	$1,152	$869	$2,193	$1,854
Retail trading revenue per million traded(1)	$90	$90	$89	$92
Average retail customer trading volume per day(1) (billions)	$17.7	$13.4	$17.1	$14.3
Daily average trades – institutional customers	34,156	16,029	25,831	20,827
Institutional trading volumes (1) (billions)	$558	$402	$931	$799
Average institutional customer trading volume per day (1) (billions)	$8.6	$6.2	$7.3	$6.2
Trading days	65	65	128	130

(1)	Volume that an FXCM customer traded in period translated into US dollars.

Three months ended June 30, 2013

Highlights

•	Total retail trading volumes increased $282.0 billion or 33% to $1,152.0 billion for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase primarily stems from an improvement in currency trading volatility and growth in customer accounts. Total active retail customer accounts at June 30, 2013 were 182,225, an increase of 5% from June 30, 2012.
•	Total trading revenues increased $46.8 million or 52.5% to $135.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as retail revenues increased due to higher retail trading volumes and institutional trading revenues increased from the inclusion of Lucid’s revenue for the full three months ended June 30, 2013 compared to 12 days for three month period ending June 30, 2012.

•	Excluding an $11.1 million non-recurring charge related to the restructuring of an employee contract recorded in the three months ended June 30, 2012 net income increased 225% or $11.9 million to $17.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of higher retail trading revenues, the Lucid acquisition and lower general and administrative expense somewhat offset by an increase in our income tax provision.

Revenues

Retail trading revenue increased by $26.2 million or 33.6% to $104.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to 33% higher trading retail trading volumes.

Institutional trading revenue increased by $20.6 million to $31.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net increase of $20.6 million is due to an increase of $21.6 million in Lucid’s revenue due to the inclusion of Lucid for the full three months ended June 30, 2013 compared to $3.9 million of Lucid revenue representing 12 days of Lucid’s revenue for the three month period ended June 30, 2012 offset by a decline of $1.0 million or 14.4% in revenue earned by our other institutional business. The decline of $1.0 million in our other institutional business is attributable to a 38.2% lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, Inc. (“FastMatch”), a third party operator of an electronic communication network (“ECN”) for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Net interest revenue decreased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income increased $2.1 million to $3.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Other income for the second quarter of 2013 primarily consists of $1.1 million of account maintenance fees and $2.2 million related to FSL’s brokerage activities. Other income for the three months ended June 30, 2012 of $1.6 million primarily consists of $1.2 million related to FSL’s brokerage activities. The increase in FSL’s brokerage revenue of $1.0 million relates to our London Metals Exchange (“LME”) Desk which commenced trading in the second quarter of 2012.

Operating Expenses

Total compensation and employee benefits increased $7.8 million or 23% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. For the three months ended June 30, 2013, we recorded $15.0 million of Compensation expense — Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Excluding this expense, compensation and benefits decreased $7.2 million or 21.3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net decrease is attributable to an $11.1 expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by higher headcount, an increase in variable compensation and $0.7 million associated with the amortization of Lucid acquisition related deferred compensation in additional expense.

Referring broker fees increased $2.5 million or 12.3% to $22.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in referring broker fees is correlated to an increase in indirect volumes of 23% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Advertising and marketing expense decreased $1.3 million or 17.8% to $6.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is partly due to ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013. Advertising and marketing costs have also decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $1.2 million to $9.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is primarily attributable to i) $0.5 million increase due to the inclusion of Lucid expenses for the full three months ended June 30, 2013 compared to 12 days for the three months ended June 30, 2012, ii) $0.2 million of maintenance cost for platforms introduced in the fourth quarter of 2012 and iii) $0.4 million due to increases in services utilized and vendor price increases.

Trading costs, prime brokerage and clearing fees increased $7.1 million to $9.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The $7.1 million increase is primarily attributable to i) $6.6 million of Lucid’s expense for the full three months ended June 30, 2013 compared 12 days of expense of $0.8 million included in the three months ended June 30, 2012,

ii) $0.5 million of additional expense is attributable to our LME Desk which commenced trading in the second quarter of 2012 and iii) $0.6 million related to higher prime broker fees.

General and administrative expense decreased $3.4 million or 20.2% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The $3.4 million decrease is primarily attributable to (i) $1.6 million of acquisition costs incurred in the three months ended June 30, 2012 and (ii) $2.3 million of costs relating to a settlement with the Financial Services Authority (“FSA”) of Japan incurred in the three months ended June 30, 2012 regarding trade execution.

Depreciation and amortization expense increased $5.6 million or 81.9% to $12.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The $5.6 million increase is primarily attributable to $5.3 million due to the amortization of intangibles related to the Lucid acquisition for the full three months ended June 30, 2013 compared to $0.7 million for 12 days amortization for the three months ended June 30, 2012 and $1.0 million due to an increase in depreciation and amortization expense primarily related to capitalized software.

Non-Operating Expenses

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Contractual interest expense
Credit Agreement	$346	$207
Lucid Promissory Notes(1),(2)	62	—
Convertible Notes(3)	302	—
Amortization of Debt Discount
Convertible Notes(3)	390	—
Amortization of Debt Issuance Costs
Credit Agreement	140	64
Convertible Notes(3)	50	—
Total interest expense	$1,290	$271

(1)	Interest accrued for the Lucid Promissory Notes was not material for the six months ended June 30, 2012.
(2)	$22.9 million of Lucid Promissory Notes were outstanding from January 1, 2013 through June 6, 2013. See “Liquidity and Capital Resources” for more information.
3)	Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the three months ended June 30, 2013 and 2012, our average borrowing under the Credit Agreement was $57.6 million and $41.0 million.

Income Taxes

	Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands, except percentages)
Income (loss) before income taxes	$23,646	$(4,025)
Income tax provision (benefit)	$6,390	$(1,109)
Effective tax rate	27.0%	27.6%

Our operating subsidiary, Holdings, is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings income is not subject to U.S. federal and state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

Lucid Markets LLP, is as a limited liability partnership that is treated as a partnership for income tax purposes. As result, Lucid Markets LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid’s tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable other members of Lucid Markets LLP whose income is included in Allocation of Net Income to Lucid Members for Services Provided reported in our consolidated income statement as a component of compensation and benefits expense.

Accordingly, our effective tax rates reflects the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 35% and the proportion of income recognized by each of our international subsidiaries subject to tax in respective their local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. Our effective tax rate is lower than the U.S. federal statutory rate because of these items.

Our income tax provision increased $7.5 million for the three months ended June 30, 2013 compared to the same period in 2012. Our effective rate decreased to 27.0% for the three months ended June 30, 2013 from 27.6% for the three months ended June 30, 2012. The decrease is attributable to an increase in earnings from our foreign subsidiaries taxed locally at a statutory rate lower than U.S. corporate tax rate of 35%, primarily Lucid, offset by an increase in FXCM. Inc.’s ownership in Holdings due to members of Holdings exchanging their membership units for FXCM Inc.’s Class A common stock.

Six months ended June 30, 2013

Highlights

•	Total retail trading volumes increased $339 billion or 18.3% to $2,193 billion for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is primarily driven by an improvement in currency trading volatility and growth in customer accounts. Total active retail customer accounts in June 30, 2012 were 182,225, an increase of 5% from June 30, 2012.
•	Total trading revenues increased $67.0 million or 35.7% to $254.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as retail revenues increased due to higher retail trading volumes and institutional trading revenues increased from the inclusion Lucid’s revenue for the full six months ended June 30, 2013 compared to 12 days for the six month period ending June 30, 2012.
•	Excluding an $11.1 million non-recurring charge related to the restructuring of certain employee contracts recorded in the six months ended June 30, 2012 net income increased 98% or $18.9 million to $38.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of higher retail trading revenues, the Lucid acquisition and lower general and administrative expense somewhat offset by an increase in our income tax provision.

Revenues

Retail trading revenue increased by $24.7 million or 14.5% to $195.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to 18% higher trading volumes, despite 2 less trading days, and a 2% decrease in markup to $89 per million resulting from a higher proportion of volume coming Yen-based currency pairs in the six months ended June 30, 2012, where we earn a lower mark-up on these trades.

Institutional trading revenue increased by $42.3 million to $59.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net increase of $42.3 million is due to the inclusion of $48.4 million of Lucid revenue for the full six month period in 2013 compared to $3.9 of

Lucid revenue for 12 days of revenue for the six month period ending June 30, 2012 offset by a decline of $2.3 million or 17% in revenue earned by our other institutional business. The decline of $2.3 million in our other institutional business is attributable to a 29% lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Net interest revenue decreased $0.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income increased $2.2 million or 45.4% to $7.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Other income for the six months ended June 30, 2013 primarily consists of $4.2 million related to FSL’s brokerage activities, $1.2 of account dormancy and account ancillary fees and a bad debt recovery $0.8 million. Other income for the six months ended June 30, 2012 primarily consists of $2.4 million related to FSL’s brokerage activities, $1.4 million gain from a settlement with the former owners of ODL and account ancillary fees of $0.5 million. The increase in FSL’s brokerage revenue of $1.8 million relates to our LME Desk which commenced trading in the second quarter of 2012.

Operating Expenses

Total compensation and employee benefits increased $8.1 million or 14.2% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, we recorded $15.0 million of Compensation expense — Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Excluding this expense, compensation and benefits decreased $6.9 million or 12.1% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net decrease is attributable to a $11.1 expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by higher headcount, an increase in variable compensation and $1.6 million in additional expense associated with the amortization of Lucid acquisition related deferred compensation.

Referring broker fees increased $3.6 million or 9.0% to $43.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in referring broker fees is correlated to an increase in indirect volumes of 12.2% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Advertising and marketing expense decreased $2.2 million or 14.3% to $13.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease is partly due to ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013. Advertising and marketing costs have also decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $1.1 million to $18.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is primarily attributable to i) $1.0 million increase due to the inclusion of Lucid expenses for the full three months ended June 30, 2013 compared to 12 days for the three months ended June 30, 2012, ii) $0.2 million of maintenance cost for platforms introduced in the fourth quarter of 2012 and iii) $0.4 million due to additional services utilized and vendor price increases.

Trading costs, prime brokerage and clearing fees increased $13.7 million to $16.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The $13.7 million increase is primarily attributable to i) $12.6 million of Lucid’s expense for the full six months ended June 30, 2013 compared 12 days of expense of $0.8 million included in the three months ended June 30, 2012, ii) $0.9 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and iii) $0.6 million related to higher prime broker fees.

General and administrative expense decreased $9.3 million or 26.5% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The $9.3 million decrease is primarily attributable (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCM Japan, Inc.’s (“FXCMJ”) operations and system redundancy; (ii) $2.4 million expense incurred in the first quarter of 2012 resulting from a system error while integrating FXCMJ’s platform; (iii) lower transaction fees of $1.0 million due to the termination of a vendor relationship in Japan; (iv) $0.4 million decrease in U.K. FCA regulatory levies (v) $1.6 million of acquisition costs incurred in the second quarter of 2012; and (vi) $2.3 million of costs incurred in the second quarter of 2012 relating to a settlement with the FSA of Japan regarding trade execution.

Depreciation and amortization expense increased $11.4 million or 87.5% to $24.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The $11.4 million increase is attributable to $10.6 million of expense for the amortization of intangibles related to the Lucid acquisition representing the expense for the full six month period ended June 30, 2013 compared to 12 days of expense or $0.7 million included in the six months ended June 30, 2012 and $1.5 million due to higher depreciation and amortization primarily related to capitalized software.

Non-Operating Expenses

The following table sets forth total interest expense recognized for the period indicated:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Contractual interest expense
Credit Agreement	$869	$414
Lucid Promissory Notes(1),(2)	217	—
Convertible Notes(3)	302	—
Amortization of Debt Discount
Convertible Notes(3)	390	—
Amortization of Debt Issuance Costs
Credit Agreement	279	126
Convertible Notes(3)	50	—
Total interest expense	$2,107	$540

(1)	Interest accrued for the Lucid Promissory Notes was not material for the six months ended June 30, 2012.
(2)	$22.9 million of Lucid Promissory Notes were outstanding from January 1, 2013 through June 6, 2013. See “Liquidity and Capital Resources” for more information.
(3)	Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the six months ended June 30, 2013 and 2012, our average borrowing under the Credit Agreement was $70.4 million and $42.5, respectively.

Income Taxes

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands, except percentages)
Income before income taxes	$52,573	$12,349
Income tax provision	$14,349	$1,258
Effective tax rate	27.3%	10.2%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings income is not subject to U.S. federal and state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

Lucid Markets LLP, is a limited liability partnership that is treated as a partnership for income tax purposes. As result, Lucid Markets LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid’s tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable other members of Lucid Markets LLP whose income is included in Allocation of Net Income to Lucid Members for Services Provided reported in our consolidated income statement as a component of compensation and benefits expense.

Accordingly, our effective tax rates reflects the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 35% and the proportion of income recognized by each of our international subsidiaries subject to tax in respective their local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. Our effective tax rate is lower than the U.S. federal statutory rate because of these items.

Our income tax provision increased $13.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, in 2012. Our effective rate increased to 27.3% for the six months ended June 30, 2012 from 10.2% for the six months ended June 30, 2012. The increase in the effective tax rate for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is due to an increase in FXCM, Inc.’s ownership in Holdings and higher taxable income from foreign subsidiaries that are taxable entities. The increase in FXCM. Inc.’s ownership in Holdings is due to members of Holdings exchanging their membership units for FXCM Inc.’s Class A common stock, stock issued as a portion of the purchase of Lucid and the issuance of Other Stock Awards.

Segment Results

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 182,225 active retail customers globally as of June 30, 2013.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Revenues	$108,341	$80,463	$203,649	$177,233
Operating and other expenses	55,690	60,671	109,432	116,237
Income before income taxes	$52,651	$19,792	$94,217	$60,996

Three months ended June 30, 2013

Revenues from our Retail Trading segment increased $27.9 million or 34.6% to $108.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The $27.9 million increase is primarily due to 33% higher trading retail trading volumes. In addition, revenues benefited from an additional $1.1 of account maintenance fees and $1.0 in additional FSL’s brokerage revenue relating to our LME Desk which commenced trading in the second quarter of 2012 partially offset $0.4 million of lower net interest income.

Operating and other expenses decreased $5.0 million or 8.2% to $55.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net decrease is primarily attributable to (i) an $11.1 expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by higher headcount and higher variable compensation; (ii) lower advertising and marketing costs of $1.3 million due in part to the ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013 and decreased costs in line with our cost reduction strategies; and (iii) $0.4 million decrease in U.K. FCA regulatory levies. These decreases were partially offset by (i) higher referring broker fees of $3.3 million due to an increase in indirect volumes; (ii) higher trading costs of $1.4 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and an increase in prime broker fees; (iii) $1.1million due to higher capitalized software amortization; and (iv) higher interest expense of $0.2 million due to higher average outstanding borrowings under our Credit Agreement.

Six months ended June 30, 2013

Revenues from our Retail Trading segment increased by $26.4 million or 14.9% to $203.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to 18% higher trading volumes, despite 2 less trading days, and a 2% decrease in markup to $89 per million resulting from a higher proportion volume coming Yen-based currency pairs in the six months ended June 30, 2012, where we earn a lower mark-up on these trades. In addition, revenues benefited from an additional $1.5 of account dormancy and account ancillary fees and $1.8 in additional FSL’s brokerage revenue relating to our LME Desk which commenced trading in the second quarter of 2012.

Operating and other expenses decreased $6.8 million or 5.9% to $109.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net decrease is primarily attributable to (i) an $11.1 expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by higher headcount and an increase in variable compensation; (ii) lower advertising and marketing costs of $2.2 million due in part to the ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013 and decreased costs in line with our cost reduction strategies; and (iii) $0.4 million decrease in U.K. FCA regulatory levies. These decreases were partially offset by (i) higher referring broker fees of $4.7 million due to an increase in indirect volumes; (ii) higher trading costs of $0.9 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and an increase in prime broker fees; (iii) $2.0 million due to higher capitalized software amortization; and (iv) higher interest expense of $0.6 million due to higher average outstanding borrowings under our Credit Agreement.

Institutional Trading

Our Institutional Trading segment facilitates spot FX trades on behalf of institutional customers enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. Our Institutional Trading segment also includes Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Revenues	$31,792	$11,220	$59,348	$17,040
Operating and other expenses	35,439	7,643	52,915	11,582
Equity investments, loss	445	—	445	—
	$(4,092)	$3,577	$5,988	$5,458

Three months ended June 30, 2013

Revenues for our Institutional Trading segment increased by $20.6 million to $31.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net increase of $20.6 million is due to the inclusion of $25.5 million of Lucid revenue for the three months ended June 30, 2013 compared to $3.9 of Lucid revenue representing 12 days of revenue for the three months ended June 30, 2012 offset by a decline of $1.0 million or 14.4% in revenue earned by our other institutional business. The decline of $1.0 million in our other institutional business is attributable to a 38.2% lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Operating and other expenses increased $27.8 million to $35.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is due primarily to Lucid operating and other expenses of $28.9 for the full three months ended June 30, 2013 compared 12 days of expense of $1.6 million included for the three months ended June 30, 2012 and an increase in headcount expense partially offset by $1.0 million of lower communication and technology expense due to the migration of clients to in-house trading platform and a $0.9 million decrease in referring broker fees.

Equity Investment losses of $0.4 million primarily represents our share of FastMatch’s earnings.

Six months ended June 30, 2013

Revenues for our Institutional Trading segment increased by $42.3 million to $59.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net increase of $42.3 million is due to the inclusion of $48.4 million of Lucid revenue for the six months ended June 30, 2013 2013 compared to $3.9 of Lucid revenue for 12 days of revenue for the six months ended June 30, 2012 offset by a decline of $6.1 million or 17% in revenue earned by our other institutional business. The decline of $6.1 million in our other institutional business is attributable to a 29% lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Operating and other expenses increased $41.3 million to $52.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The change is due primarily to Lucid operating and other expenses of $42.3 for the full six months ended June 30, 2013 compared 12 days of expense of $1.6 million for the three months ended June 30, 2012 and an increase in headcount partially offset by $1.3 million of lower communication and technology expense due to the migration to an in-house trading platform and a $1.1 million decrease in referring broker fees.

Equity Investment losses of $0.4 million primarily represents our share of FastMatch’s earnings.

Corporate — Loss before income taxes of the Corporate segment for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Revenues	$—	$—	$—	$—
Operating and other expenses	24,961	27,394	47,532	54,105
Equity investment, (gain) loss	(48)	—	100	—
Loss before income taxes	$(24,913)	$(27,394)	$(47,632)	$(54,105)

Three months ended June 30, 2013

Loss before income taxes decreased $2.5 million or 9.1% to $24.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in operating expenses of $2.5 million is primarily attributable to general and administrative expense decrease of $3.7 million partially offset by increased compensation and benefits expense of $0.7 million and increased communication and technology expense of $2.2 million.

The decrease in general and administrative expense of $3.7 million is primarily attributable to certain one-time expenses incurred in the three months ended June 30, 2012. Specifically, $1.6 million of acquisition costs and $2.3 million of costs relating to a settlement with the FSA of Japan regarding trade execution. In addition, $0.7 million of interest expense was incurred during the three months ended June 30, 2013 related to the Convertible Notes.

Six months ended June 30, 2013

Loss before income taxes decreased $6.5 million or 12.0% to $47.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in operating expenses of $6.5 million is primarily attributable to general and administrative expense decrease of $8.8 million partially offset by increased compensation and benefits expense of $0.9 million and increased communication and technology of $2.4 million.

The decrease in general and administrative expense of $8.8 million is primarily attributable to certain one-time expenses incurred in the six months ended June 30, 2012. Specifically, (i) $1.0 million of one-time costs incurred related to the relocation of FXCMJ operations and system redundancy; (ii) $2.4 million expense incurred resulting from a system error while integrating FXCMJ’s platform; (iii) lower transaction fees of $1.0 million due to the termination of a vendor relationship in Japan; (iv) $1.6 million of acquisition costs; and (vi) $2.3 million of costs relating to a settlement with the FSA of Japan regarding trade execution. In addition, $0.7 million of interest expense was incurred during the three months ended June 30, 2013 related to the Convertible Notes.

Equity Investment losses of $0.1 million primarily represents our share of Tradency’s earnings.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of June 30, 2013, we had cash and cash equivalents of $373.7 million and remaining borrowing capacity under the Credit Agreement of $155.0 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At June 30, 2013, approximately 27.1% of our cash and cash equivalents was held in these respective foreign subsidiaries.

	As of June 30, 2013
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, L.L.C.	U.S.	$27.1	$75.5	$48.4
Forex Capital Markets, Ltd.	U.K.	21.5	69.6	48.1
FXCM Asia, Ltd.	Hong Kong	8.9	26.1	17.2
FXCM Australia, Ltd.	Australia	0.5	4.4	3.9
ODL Group, Ltd.	U.K.	3.0	17.7	14.7
FXCM Securities, Ltd.	U.K.	3.5	33.6	30.1
FXCM Japan Securities Co., Ltd.	Japan	6.2	37.1	30.9

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

Cash Flow and Capital Expenditures

Periods Ended June 30, 2013 and 2012

The following table sets forth a summary of our cash flow for the six months ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
	(In thousands)
Cash provided by operating activities	$95,046	$(9,761)
Cash used for investing activities	(36,856)	11,613
Cash used for financing activities	49,265	31,571
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,042)	(4,144)
Net increase (decrease) in cash and cash equivalents	101,413	29,279
Cash and cash equivalents – end of period	$373,745	$214,000

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2013	2012
EBITDA(1)	$79,681	$25,933
Non-cash equity-based compensation	6,519	15,998
Net interest payments	(1,207)	(370)
Net income tax payments	(487)	(8,262)
All other, net, including net current assets and liabilities	10,540	(43,060)
	$95,046	$(9,761)

(1)	See Non-GAAP Financial Measures

Cash provided by operating activities increased $104.8 million to $95.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2013. The increase in cash flow for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily attributable to an increase in EBITDA which includes $25.3 million of additional cash flow generated by Lucid, $70.0 million of additional cash flow due to an increase in amounts Due to/from Brokers, $7.8 decrease in tax payments due to lower current taxes paid in foreign jurisdictions somewhat offset by a payment of $4.0 million related to tax receivable agreement and $16.0 million of cash flow decrease due to an increase Accounts Receivable. The change in cash flow related to Due to/from Brokers and Accounts Receivable is due the timing of trade settlements.

Investing Activities

Details in cash used in investing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2013	2012
Capital expenditures	$(10,961)	$(17,009)
Acquisition, net of cash received	(22,867)	28,656
Payment for equity investments	(3,000)	—
Other	(28)	(34)
	$(36,856)	$11,613

Cash used in investing activities of $36.9 million for the six months ended June 30, 2013 consisted of $11.0 million of capital expenditures, payment of $22.9 million of unsecured promissory notes issued in connection with the Lucid acquisition and a $3.0 million payment related to our investment in FastMatch. The unsecured promissory notes issued in connection with the Lucid Acquisition were re-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes. In December 2012, we committed to a $7.0 million investment in FastMatch of which $4.0 million was paid in December 2012 and $3.0 million was paid in March 2013. Capital expenditures for the six months ended June 30, 2013 includes $8.2 million of capitalized software, software licenses of $1.0 million and $2.4 million of computer equipment. Capital expenditures for the six months ended June 30, 2012 includes $6.3 million of capitalized software, software licenses of $2.0 million, computer equipment of $3.7 million and furniture and leasehold improvements of $0.7 million and $4.6 million, respectively, in connection with our relocation of our New York corporate headquarters.

Details in cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2013	2012
Distributions to members	$(7,929)	$(9,141)
Dividend payments	(4,435)	(2,678)
Proceeds from employee stock option exercises	2,697	—
Common stock repurchased	(12,019)	(2,188)
Proceeds from issuance of Convertible Notes, net of debt issuance costs	166,474	—
Purchase of note hedge relating to the Convertible Notes issuance	(29,101)	—
Proceeds from issuance of warrants relating to the Convertible Notes issuance	18,578	—
Net borrowings (payments) under the Credit Agreement	(85,000)	45,000
Other	—	578
	$49,265	$31,571

Cash provided by financing activities for the six months ended June 30, 2013 was $49.3 million compared to $31.6 million for the six months ended June 30, 2012, an increase of $17.7 million. The increase was primarily due to $166.6 million in proceeds we received from our Convertible Notes issuance and $18.6 million from the sale of warrants, partially offset by $29.1 million paid for the purchase of a note hedge relating to the our Convertible Notes, $12.0 million paid for repurchases of our common stock, $4.4 million dividends paid on our common stock, $7.9 million of distributions to non-controlling members and $85.0 million used to repay our Credit Facility.

The $1.2 million decrease in distributions to non-controlling members during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable to the decrease in the non-controlling ownership of Holdings partially offset by an increase in our net income available for distribution. The $1.7 million increase in dividends paid to FXCM Inc.’s Class A common stockholders during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable to the increase in the number of FXCM Inc.’s Class A common shares outstanding due to members of Holdings exchanging their membership units for FXCM Inc.’s Class A common stock, FXCM Inc.’s Class A common stock issued in connection with the Lucid acquisition and Other Equity Awards. For the six months ended June 30, 2013, we repurchased 853,400 shares of our Class A common stock for an aggregate purchase price $12.0 million compared to 224,925 shares of our Class A common stock for an aggregate purchase price $2.2 million during the six months ended June 30, 2012. The size and timing of stock repurchases under out Stock Repurchase Program are based on a number of factors, including price, business and market conditions. In the second quarter of 2013, we paid down $85.0 million of our outstanding balance under the Credit Agreement primarily using the proceeds from the Convertible Notes. In the second quarter of 2012, we borrowed $45.0 million under the Credit Agreement. The $45.0 million borrowed was held for general operating purposes.

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

On November 8, 2012, Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. As of June 30, 2013, Holdings’ there was no outstanding balance under the Credit Agreement.

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

Pursuant to covenants in the Credit Agreement, Holdings is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for U.S. and U.K., Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the Credit Agreement, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of June 30, 2013, Holdings was in compliance with all material covenants.

During the three and six months ended June 30, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was $57.6 million and $70.4 million, respectively, and the weighted average interest rate was 2.36% and 2.43%, respectively. During the three and six months ended June 30, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.0 million and $40.4 million, respectively, and the weighted average interest rate was 1.99% and 2.00%, respectively.

Senior Convertible Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of 2.25% Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions described below, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We intend to use the remaining net proceeds from the offering for general corporate purposes, including potential future acquisitions.

Prior to March 15, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date of the Convertible Notes. The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of FXCM Inc. Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76, which represents an approximately 32.5% conversion premium to the last reported sale price of $14.16 per share of FXCM Inc. Class A common stock on the New York Stock Exchange on May 28, 2013. In addition, following certain corporate transactions that occur prior to the maturity date, FXCM Inc. will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, FXCM Inc. will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, FXCM Inc. will deliver shares of FXCM Inc. Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

In connection with the offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions. The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, the number of shares of FXCM Inc. Class A common stock that will initially underlie the Convertible Notes. The convertible note hedge transactions are intended to reduce the potential dilution and/or offset potential cash payments FXCM Inc. is required to make upon conversion of the Convertible Notes. We also entered into privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of FXCM Inc. Class A common stock as the convertible note hedge transactions. The strike price of the warrant transaction will initially be $21.24 per share, which represents an approximately 50.0% premium to the last reported sale price of FXCM Inc. common stock on the New York Stock Exchange on May 28, 2013. The warrant transactions will have a dilutive effect to the extent that the market price per share of FXCM Inc.'s Class A common stock exceeds the applicable strike price of the warrants on the applicable expiration dates of the warrants. The net cost of the convertible note hedge transactions after such cost was partially offset by the warrant transactions proceeds was $10.5 million.

FXCM Inc. entered into several agreements with Holdings pursuant to which, among other things, FXCM Inc. provided Holdings with the net proceeds of the offering less approximately $10.5 million, which was the net cost to FXCM Inc. of the convertible note hedge transactions discussed above, and Holdings agreed to provide FXCM Inc. with the cash necessary to make any payments required under the Convertible Notes.

Lucid Notes Payable

In connection with the Acquisition, we issued to the Lucid Sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.5 million which matured on December 21, 2012. On December 21, 2012, in satisfaction of the matured notes we repaid $64.0 million in cash and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance with a maturity date of December 21, 2013. The notes were pre-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the purchase price was increased by $15.3 million to take into consideration adjustments to tax balances not take into account in the initial determination of net assets acquired. We issued six-month 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase.

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

More specifically, we utilize results presented on an Adjusted Pro Forma basis, including Adjusted EBITDA that excludes certain items relating to the IPO of FXCM Inc. and also reflect the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.	Assumed Exchange of Units of FXCM Holdings, LLC for FXCM Inc. Class A Shares. As a result of the exchange of FXCM Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all FXCM Holdings units.
2.	Stock Based Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s initial public offering and compensation costs associated with the renegotiation of certain employment contracts. The Company’s management believes it is useful to provide the effects of eliminating these expenses relating to these one-time items.
3.	Lucid Minority Interest/Compensation Expense. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under “Allocation of Net Income to Lucid Members for Services Provided.” Adjustments have been made to the Adjusted Pro Forma Earnings to reclassify this allocation of Lucid’s earnings attributable to non-controlling members to “Net income attributable to non-controlling interest in Lucid.” The Company’s management believes that this reclassification provides a more meaningful view of the Company’s operating expenses and the Company’s economic arrangement with Lucid’s non-controlling members. This adjustment has no impact on net income as reported by the Company.
4.	Acquisition Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs. The Company’s management believes it is useful to provide the effects of eliminating these expenses.
5.	Regulatory Costs. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs associated with settlements with the Company’s regulators regarding activities that occurred prior to the Company’s IPO. The Company’s management believes it is useful to provide the effects of eliminating these expenses of a one-time nature relating to historical practices.
6.	Income Taxes. Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company’s income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates. This assumption is consistent with the assumption that all of FXCM Holdings’ units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company. In addition, Adjusted Pro Forma income tax provision reflects the tax effect of any adjusted pro forma adjustments.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended June 30, 2013 and 2012:

	2013					2012
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$140,133	$—		$140,133		$91,683	$—		$91,683
Expenses
Compensation and benefits	26,587	(2,058	)(1)	24,529		33,802	(13,972	)(5)	19,830
Allocation of net income to Lucid members for services provided	15,004	(15,004	)(2)	—		—	—		—
Total compensation and benefits	41,591	(17,062)		24,529		33,802	(13,972)		19,830
Referring broker fees	22,422	—		22,422		19,968	—		19,968
Depreciation, amortization and interest expense	13,771	—		13,771		7,134	—		7,134
Other expense	38,703	—		38,703		34,804	(3,925	)(6)	30,879
Total expenses	116,487	(17,062)		99,425		95,708	(17,897)		77,811
Income before income taxes	23,646	17,062		40,708		(4,025)	17,897		13,872
Income tax provision	6,390	2,975	(3)	9,365		(1,109)	6,233	(3)	5,124
Net income	17,256	14,087		31,343		2,916	11,664		8,748
Net income attributable to non-controlling interest in FXCM Holdings, LLC	14,093	(14,093	)(4)	—		(2,348)	2,348	(4)	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	(6,961)	15,004	(2)	8,043		873	—		873
Net income attributable to FXCM Inc.	$10,124	$13,176		$23,300		$(1,441)	$9,316		$7,875
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,715	(7)	—	—		72,848	(7)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.31		—	—		$0.11

(1)	Represents the elimination of equity-based compensation associated with the IPO.
(2)	Represents the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided for U.S. GAAP purposes to Net income attributable to non-controlling interest in Lucid Markets Trading Limited.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 23.0% and 36.9% for the three months ended June 30, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC (“Holdings”) units for shares of Class A common stock of the Company and reflects the tax effect of any proforma adjustments.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(5)	Represents the elimination of stock-based compensation associated with the IPO, severance and stock-based compensation in connection with the renegotiation of certain employment contracts in the Company’s institutional and retail businesses.
(6)	Represents the elimination of certain acquisition-related costs and the elimination of certain costs (including client reimbursements) associated with settling certain historical trade execution issues with the Financial Services Agency of Japan.
(7)	Fully diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the six months ended June 30, 2013 and 2012:

	2013					2012
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$262,997	$—		$262,997		$194,473	$—		$194,273
Expenses
Compensation and benefits	50,120	(4,121	)(1)	45,999		57,019	(16,080	)(5)	40,939
Allocation of net income to Lucid members for services provided	15,004	(15,004	)(2)	—		—	—		—
Total compensation and benefits	65,124	(19,125)		45,999		57,019	(16,080)		40,939
Referring broker fees	43,772	—		43,772		40,157	—		40,157
Depreciation, amortization and interest expense	26,562	—		26,562		13,584	—		13,584
Other expense	74,966	—		74,966		71,164	(3,925	)(7)	67,239
Total expenses	210,424	(19,125)		191,304		181,924	(20,005)		161,919
Income before income taxes	52,573	19,125		71,698		12,349	20,005		32,354
Income tax provision	14,349	4,611	(3)	18,960		1,258	9,833	(3)	11,091
Net income	38,224	14,514		52,738		11,091	10,172		21,263
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,323	(24,323	)(4)	—		8,771	(8,771	)(4)	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	(3,083)	15,004	(2)	11,921		873	—		873
Net income attributable to FXCM Inc.	$16,984	$23,833		$40,817		$1,447	$18,943		$20,390
Pro Forma fully exchanged, fully diluted shares outstanding	—	—		75,750	(6)	—	—		72,761	(6)
Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	—	—		$0.54		—	—		$0.28

(1)	Represents the elimination of stock-based compensation associated with the IPO.
(2)	Represents the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided for U.S. GAAP purposes to Net income attributable to non-controlling interest in Lucid Markets Trading Limited.
(3)	Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 26.4% and 34.3% for the six months ended June 30, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company.
(4)	Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(5)	Represents the elimination of stock-based compensation associated with the IPO, severance and stock-based compensation in connection with the renegotiation of certain employment contracts in the Company’s institutional and retail businesses.
(6)	Fully diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.
(7)	Represents the elimination of certain acquisition-related costs and the elimination of certain costs (including client reimbursements) associated with settling certain historical trade execution issues with the Financial Services Agency of Japan.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In million)
	U.S. GAAP		Adjusted Pro Forma		U.S. GAAP		Adjusted Pro Forma
	2013	2012	2013	2012	2013	2012	2013	2012
Net income attributable to FXCM Inc.	$10,124	$(1,441)	$23,300	$7,875	$16,984	$1,447	$40,817	$20,390
Net income attributable to non-controlling interest in FXCM Holdings, LLC	14,093	(2,348)	—	—	24,323	8,771	—	—
Net income attributable to non-controlling interest in Lucid Markets Trading Limited	(6,961)	873	8,043	873	(3,083)	873	11,921	873
Provision for income taxes	6,390	(1,109)	9,365	5,124	14,349	1,258	18,960	11,091
Depreciation, amortization, and interest expense	13,771	7,134	13,771	7,134	26,562	13,584	26,562	13,584
EBITDA	$37,417	$3,109	$54,479	$21,006	$79,135	$25,933	$98,260	$45,938

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at June 30, 2013:

	As of June 30, 2013
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$40,227	$2,222	$10,335	$5,883	$21,787
Credit Agreement(1)	682	234	448	—	—
Lucid Note Payable(2)	15,472	15,472	—	—	—
Contingent put options(3)	3,232	3,232	—	—	—
Convertible Notes	182,343	1,110	5,822	175,411	—
Vendor obligations	2,522	781	1,741	—	—
Total	$244,478	$23,051	$18,346	$181,294	$21,787

(1)	Assumes there will be no increases or decreases to the amount borrowed at June 30, 2013 and the outstanding June 30, 2013 balance will be paid upon expiration of the facility. Includes interest expense and commitment fees using the rates in effect as of June 30, 2013.
(2)	Principal plus interest at the stated rate of 2.25%.
(3)	See Note 11 to our unaudited condensed consolidated financial statements. Assumes exercise of put option in the third quarter of 2013.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Reclassification Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013- 02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s unaudited condensed consolidated financial statements.

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

As at June 30, 2013, 1.7% of our net assets (assets less liabilities) were in British pounds, (2.0%) in Euros, 9.5% in Japanese yen, 7.2% in Hong Kong dollars, and 1.6% in all other currencies other than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss of $1.1 million in the case of British pounds, $(1.2) million for Euros, $5.8 million for Japanese yen and $4.4 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at June 30, 2013, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $7.7 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For six months ended June 30, 2013 and 2012, our credit exposure was $2.2 million and $0.5 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2013, our exposure to our three largest institutional counterparties, all major global banking institutions, was 37.4% of total assets and the single largest within the group was 14.0% of total assets. As of December 31, 2012, our exposure to our three largest institutional counterparties, all major global banking institution, was 35.3% of total assets and the single largest within the group was 18.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of June 30, 2013, our net unhedged exposure to CFD customer positions was 2.6% of total assets. A 10% change in the value of our unhedged CFD positions as of June 30, 2013 would result in an $5.6 million decrease in pre-tax income.

We also recently acquired a 50.1% interest in Lucid, an electronic market making and trading firm in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the six months ended June 30, 2013 was $18.3 million and the maximum intra-day gross position was $79.8 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $8.0 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2013, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 17.3% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2013, we had $70.7 million in regulatory capital requirements at our regulated subsidiaries and $264.0 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors,” in our Annual Report for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012, nor have there been any new legal proceedings in the six months ended June 30, 2013.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on March 18, 2013. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business financial condition and/or operating results.

Risks Relating to Our Senior Convertible Notes and Related Hedge Transactions

We incurred significant indebtedness through the sale of our 2.25% senior convertible notes due 2018.

We incurred $172.5 million of senior indebtedness in June 2013 when we sold $172.5 million aggregate principal amount of 2.25% senior convertible notes due 2018, or the 2018 Convertible Notes.

We will be required to make periodic interest payments with respect to the 2018 Convertible Notes. We cannot assure shareholders that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to make required payments related to the 2018 Convertible Notes. Our ability to meet our obligations under the 2018 Convertible Notes will depend in large part on the earnings of our subsidiaries and the payment of those earnings to us, in the form of distributions, loans or advances and through repayment of loans or advances from us. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

We may not have the ability to raise the funds necessary to settle conversions of the 2018 Convertible Notes or to purchase the 2018 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or to purchase the 2018 Convertible Notes.

Upon the occurrence of a fundamental change, subject to certain conditions, holders of the 2018 Convertible Notes will have the right to require us to purchase their 2018 Convertible Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the 2018 Convertible Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of 2018 Convertible Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of 2018 Convertible Notes surrendered for purchase upon a fundamental change or to make cash payments in respect of 2018 Convertible Notes that are being converted. In addition, our ability to purchase the 2018 Convertible Notes or to pay cash upon conversions of the 2018 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase 2018 Convertible Notes at a time when the purchase is required by the indenture or to pay any cash payable on conversions of the 2018 Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the 2018 Convertible Notes or make cash payments upon conversions thereof.

Despite current indebtedness levels associated with our revolving credit facility, we may still be able to incur substantially more debt.

We may be able to incur substantial additional indebtedness in the future, some of which may be secured. Under certain circumstances, our revolving credit facility may be increased during the term of the credit agreement to up to $175.0 million. We will not be restricted under the terms of the indenture governing the 2018 Convertible Notes from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2018 Convertible Notes when due.

Future issuances of our Class A common stock may adversely affect our stock price.

Sales of a substantial number of shares of our Class A common stock arising from the 2018 Convertible Notes, or the perception by the market that those sales could occur, could cause the trading price of the 2018 Convertible Notes and the market price of our Class A common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon conversion of the 2018 Convertible Notes, for equity grants pursuant to our equity compensation plans and for potential exchanges of FXCM Holdings LLC Units for shares of Class A common stock. The issuance and sale of these shares of our Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the 2018 Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

We cannot be sure that we will not need to raise additional capital in the future, as a result of economic conditions or otherwise. If we do need to raise additional capital, there can be no assurance that we will be able to do so on favorable terms or at all. In addition, any such financing could be significantly dilutive to our existing shareholders and result in the issuance of securities that have rights, preferences and privileges that are senior to those of our Class A common stock.

Provisions of the 2018 Convertible Notes could discourage an acquisition of us by a third party.

Certain provisions of the 2018 Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2018 Convertible Notes will have the right, at their option, to require us to repurchase all of their 2018 Convertible Notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate upon conversion in connection with certain fundamental change transactions. These provisions could deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price or could limit the price that some investors might be willing to pay in the future for shares of our Class A common stock.

The conditional conversion features of the 2018 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the 2018 Convertible Notes are triggered, holders of 2018 Convertible Notes will be entitled to convert the 2018 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2018 Convertible Notes, we would be required to settle up to the principal amount of 2018 Convertible Notes being converted through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2018 Convertible Notes, we could be required under applicable accounting rules to classify all or a portion of the outstanding principal of the 2018 Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

The convertible note hedge and warrant transactions we entered into in connection with our 2018 Convertible Notes issuance may affect the trading price of our Class A common stock.

In connection with our offering of the 2018 Convertible Notes, we entered into privately negotiated convertible note hedge transactions with several financial institutions, or the hedge counterparties. We entered into these convertible note hedge transactions with the expectation that they will reduce the potential dilution to our Class A common stock and/or offset potential cash payments in excess of the principal amount of the 2018 Convertible Notes, as the case may be, upon conversion of the 2018 Convertible Notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments, as the case may be, as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Class A common stock pursuant to the warrants.

In connection with hedging these transactions, the hedge counterparties and/or their affiliates may enter into various derivative transactions with respect to our Class A Common Stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our Class A Common Stock or other securities of ours in secondary market transactions prior to maturity of the 2018 Convertible Notes (and are likely to do so during any conversion period related to any conversion of the 2018 Convertible Notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our Class A Common Stock and could have the effect of increasing or preventing a decline in the value of our Class A Common Stock during any cash settlement averaging period related to a conversion of the 2018 Convertible Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2018 Convertible Notes or the shares of our Class A common stock. In addition, we do not make any representation that the hedge counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions or the affiliates of financial institutions, and we will be subject to the risk that the hedge counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions. Our exposure will depend on many factors, but, generally, the increase in our exposure may be correlated to the increase in our Class A common stock market price and in volatility of our Class A common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the hedge counterparties.

The accounting method for the 2018 Convertible Notes may have an adverse effect on our reported financial results and is subject to uncertainty.

Under Accounting Standards Codification Topic 470-20 (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2018 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2018 Convertible Notes to their face amount over the term of the 2018 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the 2018 Convertible Notes.

In addition, the equity component of the 2018 Convertible Notes are accounted for utilizing the treasury stock method, the effect of which is that the shares of Class A common stock issuable upon conversion of the 2018 Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the securities exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that is necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2018 Convertible Notes, then our diluted earnings per share would be adversely affected. In addition, if we are permitted to utilize the treasury stock method, to the extent that the market price of our Class A common stock exceeds the strike price of the warrants we intend to sell to the hedge counterparties, the warrant transactions will be accounted for as if the number of shares of our Class A common stock that is necessary to settle such excess are issued. However, any shares we are entitled to receive from the hedge counterparties under the convertible note hedge transactions upon conversion of the 2018 Convertible Notes, in the event that the market price of our Class A common stock exceeds the strike price of the convertible note hedge transactions, will not be reflected in our diluted earnings per share.

The following hypothetical example illustrates the potential dilutive impact of the conversion value and the warrant transaction accounted for under the treasury method, with share amounts in thousands:

Notional	Underlying Shares	Conversion Price	Warrant Strike Price	Upper Hedge Notional
172,500	9,194	$18.76	21.24	195,283

Quarterly share dilution under the Treasury stock method is calculated as follows:

Share Dilution =    (Average Quarterly Share Price x Underlying Shares) minus Notional
                Average Quarterly Share Price

Average Quarterly Share Price	Fully Exchange, Full Diluted shares outstanding(1)	Conversion Price Dilutive Impact	Warrant Dilutive Impact	Hypothetical Fully Exchange, Full Diluted shares outstanding	Adjusted Pro Forma net income per fully exchanged, fully diluted shares outstanding	Hypothetical Adjusted Pro Forma net inome per fully exchanged, fully diluted shares outstanding(2)
Less than 18.76
$19.00	75,715	115	—	75,830	0.31	0.310
$20.00	75,715	569	—	76,284	0.31	0.308
$21.00	75,715	980	—	76,695	0.31	0.306
$21.24	75,715	1,073	—	76,788	0.31	0.306
$22.00	75,715	1,353	318	77,386	0.31	0.303
$23.00	75,715	1,694	704	78,113	0.31	0.300
$24.00	75,715	2,007	1,057	78,779	0.31	0.298
$25.00	75,715	2,294	1,383	79,392	0.31	0.296
$26.00	75,715	2,559	1,683	79,958	0.31	0.294
$27.00	75,715	2,805	1,961	80,482	0.31	0.292
$28.50	75,715	3,141	2,342	81,199	0.31	0.289
$29.00	75,715	3,246	2,460	81,421	0.31	0.288
$30.00	75,715	3,444	2,685	81,844	0.31	0.287

(1)	Excludes convertible dilution.
(2)	Example is solely confined to Treasury Method impact and does not take into account the convertible interest expense impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the quarter ended June 30, 2013 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1: April 1, 2013 to April 30, 2013	—	$—	—	$46,167,447
Month 2: May 1, 2013 to May 31, 2013	50,000	14.81	3,219,734	45,427,012
Month 3: June 1, 2013 to June 30, 2013	803,400	14.04	4,023,134	34,148,894
Total	853,400	$14.08	4,023,134	$34,148,894
*	As of Settlement Date
**	Average Price including Commission

On May 17, 2011, the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan and on November 8, 2012 the Company announced that its board of directors increased its share repurchase program an additional $30.0 million, bringing the total authorization to $80.0 million. As of June 30, 2013 the Company had repurchased a total of 4.0 million shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date.

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

Exhibit Number	Description of Exhibit
4.1	Indenture, dated June 3, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
4.2	Form of 2.25% Convertible Senior Note due 2018 (incorporated by reference and included as Exhibit A in Exhibit 4.1 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.1*	Amended and Restated Deed of Shareholders Agreement, relating to Lucid Markets Trading Limited, dated as of May 8, 2013, by and among Dierk Reuter, Matthew Wilhelm FXCM UK Merger Limited, FXCM Holdings, LLC and Lucid Markets Trading Limited.
10.2	Purchase Agreement, dated May 28, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.3	Form of Convertible Bond Hedge Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.4	Form of Amendment to Convertible Bond Hedge Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.5	Form of Issuer Warrant Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.6	Form of Amendment to Issuer Warrant Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.7*	First Amendment to the Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated August 6, 2013.
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: August 8, 2013	By /s/ Dror (Drew) Niv Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2013	By /s/ Robert Lande Robert Lande Chief Financial Officer (Principal Financial Officer)