Form 10-Q
period 2013-09-30
FXCM Inc.
filed 2013-11-12
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34986
__________________________
FXCM Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Water Street, FL 50
New York, NY 10041

(Address of principal executive offices) (Zip Code)
Telephone: (646) 432-2986
(Registrant’s telephone number, including area code)
__________________________

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
Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 43,506,584 as of November 7 2013. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 7 2013 was 42.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2013

i

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the caption "Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that was filed with the Securities and Exchange Commission ("SEC") on August 8, 2013 and more fully described in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on March 31, 2013. Additional risk factors may be described from time to time in our future filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements

FXCM Inc.

Condensed Consolidated Statements of Financial Condition

	September 30, 2013 (Unaudited)	December 31, 2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$421,945	$272,332
Cash and cash equivalents, held for customers	1,264,265	1,190,762
Due from brokers	905	8,040
Accounts receivable, net	9,095	5,485
Deferred tax asset	11,211	10,598
Tax receivable	3,029	6,003
Total current assets	1,710,450	1,493,220
Deferred tax asset	157,289	117,221
Office, communication and computer equipment, net	51,743	50,316
Goodwill	305,375	285,654
Other intangible assets, net	83,720	97,792
Other assets	25,910	20,967
Total assets	$2,334,487	$2,065,170
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,264,265	$1,190,762
Accounts payable and accrued expenses	79,495	52,635
Credit agreement	—	85,000
Notes payable	15,300	22,867
Due to brokers	33,077	14,494
Deferred tax liability	14	7,100
Due to related parties pursuant to tax receivable agreement	16,556	13,569
Total current liabilities	1,408,707	1,386,427
Other liabilities	15,566	4,206
Deferred tax liability	3,699	12,351
Due to related parties pursuant to tax receivable agreement	123,764	87,271
Senior convertible notes	145,043	—
Total liabilities	1,696,779	1,490,255
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 43,886,834 and 34,683,599 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	439	347
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 42 and 43 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in-capital	242,039	171,390
Retained earnings	16,061	11,122
Accumulated other comprehensive loss	(4,200)	(1,301)
Total stockholders’ equity FXCM Inc.	254,340	181,559
Non-controlling interests	383,368	393,356
Total stockholders’ equity	637,708	574,915
Total liabilities and stockholders’ equity	$2,334,487	$2,065,170

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$86,974	$85,237	$282,296	$255,833
Institutional trading revenue	22,856	25,868	82,204	42,908
Trading revenue	109,830	111,105	364,500	298,741
Interest income	537	990	1,886	2,910
Brokerage interest expense	(63)	(66)	(187)	(235)
Net interest revenue	474	924	1,699	2,675
Other operating income	2,944	2,919	10,046	7,805
Total net revenues	113,248	114,948	376,245	309,221
Operating Expenses
Compensation and benefits	28,809	24,156	78,929	81,175
Allocation of net income to Lucid members for services provided	2,996	—	18,000	—
Total compensation and benefits	31,805	24,156	96,929	81,175
Referring broker fees	20,709	18,708	64,481	58,865
Advertising and marketing	6,305	7,509	19,813	23,266
Communication and technology	10,111	9,600	28,231	26,591
Trading costs, prime brokerage, and clearing fees	6,809	6,981	23,708	10,187
General and administrative	27,949	13,681	53,843	48,891
Depreciation and amortization	12,849	11,717	37,304	24,761
Total operating expenses	116,537	92,352	324,309	273,736
Total operating income (loss)	(3,289)	22,596	51,936	35,485
Loss on equity method investments, net	183	—	728	—
Interest on borrowings	2,869	1,158	4,976	1,698
Income (loss) before income taxes	(6,341)	21,438	46,232	33,787
Income tax provision	2,444	3,598	16,793	4,856
Net income (loss)	(8,785)	17,840	29,439	28,931
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	(3,133)	8,946	21,190	17,717
Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	(530)	4,381	(3,613)	5,254
Net income (loss) attributable to FXCM Inc.	$(5,122)	$4,513	$11,862	$5,960

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted average shares of Class A common stock outstanding:
Basic	33,718	26,913	30,983	22,416
Diluted	34,469	26,913	32,009	22,416
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$(0.15)	$0.17	$0.38	$0.27
Diluted	$(0.15)	$0.17	$0.37	$0.27
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands, except per share data)
Net income (loss)	$(8,785)	$17,840	$29,439	$28,931
Other comprehensive income
Foreign currency translation gain (loss)	5,171	3,377	(7,563)	2,386
Income tax expense (benefit)	19	2	(108)	8
Other comprehensive income (loss), net of tax	5,152	3,375	(7,455)	2,378
Comprehensive income (loss)	(3,633)	21,215	21,984	31,309
Comprehensive income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	(655)	10,919	16,634	19,069
Comprehensive income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	(530)	4,381	(3,613)	5,254
Comprehensive income (loss) attributable to FXCM Inc.	$(2,448)	$5,915	$8,963	$6,986

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2013	$393,356	$11,122	$(1,301)	$171,390	43	$1	34,683,599	$347	$574,915
Net income	17,577	11,862	—	—	—	—	—	—	29,439
Other comprehensive loss, net of tax	(4,556)	—	(2,899)	—	—	—	—	—	(7,455)
Comprehensive income	13,021	11,862	(2,899)	—	—	—	—	—	21,984
Repurchase of Class A common stock	(5,563)	—	—	(10,738)	—	—	(1,091,200)	(11)	(16,312)
Class A common stock
Equity based compensation	5,898	—	—	5,050	—	—	—	—	10,948
Dividends on Class A common stock	—	(6,923)	—		—	—	—	—	(6,923)
Exchange of Holdings units to Class A common stock (See Note 6)	(45,792)	—	—	45,706	(3)	—	8,639,571	86	—
Assignment of permitted transferees	—	—	—	—	2	—	—	—	—
Stock options exercised	7,597	—	—	14,263	—	—	1,654,864	17	21,877
Effects of Tax Receivable Agreement	—	—	—	7,693	—	—	—	—	7,693
Equity component of Convertible Note issuance	15,512	—	—	13,589	—	—	—	—	29,101
Sale of warrants	9,903	—	—	8,675	—	—	—	—	18,578
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Distribution	(10,621)	—	—	—	—	—	—	—	(10,621)
Non-controlling interest Faros Trading LLC	15,569	—	—	—	—	—	—	—	15,569
Balance as of September 30, 2013	$383,368	$16,061	$(4,200)	$242,039	42	$1	43,886,834	$439	$637,708

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$29,439	$28,931
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,304	24,761
Equity-based compensation	9,896	19,247
Deferred tax expense (benefit)	10,982	(2,149)
Loss on disposal of fixed assets	126	765
Amortization of deferred bond discount	1,644	—
Amortization of deferred financing cost	815	190
Loss on equity investment	728	—
Gain on settlement of receivables from related party	—	(1,436)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(73,145)	(230,345)
Due from brokers	7,135	(8,210)
Accounts receivable, net	(3,570)	5,630
Tax receivable	2,973	(1,560)
Other assets	2,623	3,508
Customer account liabilities	73,503	231,409
Accounts payable and accrued expenses	26,607	(6,162)
Other liabilities	728	1,374
Payments for tax receivable agreement	(4,079)	—
Due to brokers	18,583	(12,395)
Foreign currency remeasurement loss	(1,513)	(146)
Net cash provided by operating activities	140,779	53,412
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(16,792)	(22,209)
Purchase of intangible assets	(35)	(34)
Acquisition of business, net of cash acquired	(26,812)	28,656
Payments for equity investment	(3,000)	—
Net cash (used in) provided by investing activities	(46,639)	6,413
Cash Flows From Financing Activities
Members’ distributions	(10,621)	(9,141)
Contributions from members	—	578
Dividends paid	(6,923)	(4,733)
Proceeds from execution of stock options	21,877	—
Stock repurchase	(16,312)	(2,188)
Proceeds from issuance of senior convertibles notes, net	166,467	—
Purchase of convertible note hedges	(29,101)	—
Proceeds from sale of warrants	18,578	—
Borrowings under the credit agreement	10,000	75,000
Payments on borrowings under the credit agreement	(95,000)	(45,000)
Net cash provided by financing activities	58,965	14,516
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,492)	964
Net increase in cash and cash equivalents	149,613	75,305
Cash and Cash Equivalents
Beginning of Year	272,332	184,721
End of Period	$421,945	$260,026
Supplemental disclosures of cash flow activities
Cash paid for taxes	$3,199	$8,708
Cash paid for interest	$1,207	$617
Supplemental disclosure of non-cash financing activities
Exchange of Holdings Units for shares of Class A common stock	$45,792	$73,063
Settlement of receivable from related party	$—	$(3,979)
Value of equity interest paid in business acquisition	$—	$89,406
Notes issued for business acquisition	$15,300	$87,162
Non-controlling interest - Lucid Markets Trading Limited	$—	$160,165
Non-controlling interest - Faros Trading LLC	$15,569	$—
Follow-on Payment for business acquisition	$10,631	$—
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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, Holdings meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of Holdings as a result of its 100% voting power and control over Holdings. As the primary beneficiary of Holdings, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 53.5% and 46.5%, respectively, as of September 30, 2013. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 42.5% and 57.5%, respectively, as of December 31, 2012.

Net income attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to the non-controlling interest in Lucid Markets Trading Limited ("Lucid") represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided” in the condensed consolidated statements of operations. Net income attributable to the non-controlling interest in Faros Trading LLC ("Faros") (see Note 3) represents the portion of earnings or loss attributable to the 49.9% economic interest held by Faros non-controlling members.

Non-controlling interest in the condensed consolidated statements of financial condition represents the portion of equity attributable to the non-controlling interests of Holdings, Lucid and Faros. The allocation of equity to the non-controlling interests in Holdings, Lucid and Faros is based on the percentage owned by the non-controlling interest in the respective entity.

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation (continued)

Forex Capital Markets L.L.C.	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	("Lucid LLP")
Faros Trading LLC	("Faros")

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments are included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Gains (losses) on equity method investments, net in the condensed consolidated statements of operations.

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

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the interim condensed consolidated financial statements.

Accounting Pronouncement Adopted in 2013

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-2 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact on the presentation of the Company’s condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation (continued)

Balance Sheet Offsetting

In December 2011, the FASB issued ASU No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. In February 2013, the FASB issued ASU No. 2013-1 which limited the scope of the offsetting disclosures to recognized derivative instruments accounted for in accordance with "ASC 815," Derivatives and Hedging. ASU No. 2013-1 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.

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

Changes in the non-controlling and the Corporation’s interests in Holdings for the nine months ended September 30, 2013 are presented in the following table:

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2013	34,683,599	46,930,192	81,613,791	42.5%	57.5%	100.0%
Holdings units acquired by FXCM Inc. related to exchanges of Holdings units for shares of Class A common stock	8,639,571	(8,639,571)	—	10.6%	(10.6)%	—%
Holding units repurchased related to Class A common stock repurchased	(1,091,200)	—	(1,091,200)	(0.5)%	0.5%	—%
Exercise of stock options	1,654,864	—	1,654,864	0.9%	(0.9)%	—%
	43,886,834	38,290,621	82,177,455	53.5%	46.5%	100.0%

Note 3. Business Acquisition

Faros

On September 20, 2013 (the “Faros Acquisition Date”), the Company acquired a 50.1% controlling interest in Faros. Faros is a global leader in foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands the Company's presence and capabilities in the institutional marketplace. As consideration, the Company provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “ Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of the Corporation’s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the Corporation’s Class A common stock issued to the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power. This restriction ("Faros Liquidity Restriction") has an estimated fair value of $0.4 million and is accounted for as deferred compensation and recognized over the term of the restriction.

The Company has the option to buy out the remaining interest of the Faros sellers subject to the terms of the Faros Purchase Agreement. In the event the buyout is not exercised by the Company by December 31, 2017, the sellers have the right to market Faros for sale of all the membership interests of Faros.

The fair value of the Follow-on Payment is included in Other liabilities in the condensed consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date will be recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. This fair value measurement is based on significant inputs not observed in the market and thus represents Level III instruments as defined by ASC 820, Fair Value Measurement (see Note 13). The discount rates considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25%.

The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Acquisition Date as summarized in the table below. Full goodwill of $22.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros market making business with the Company's foreign exchange trading expertise. Faros is included in the Institutional segment for purposes of segment reporting (see Note 16).
Faros Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,631
Non-Controlling interest		15,569
Total fair value at Acquisition Date		31,200
Net assets acquired	$934
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (1)	6,000
Non-compete agreement (2)	1,900
Trade name(3)	130
Fair value of net assets acquired		8,964
Goodwill resulting from the Faros acquisition		$22,236
__________________

(1)	Consists of institutional and bank customers, with an amortization life of 4 years.
(2)	Amortization life is 9 years.
(3)	Amortization life is 3 years.
The amounts included in the Faros Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

months from the Faros Acquisition Date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the amounts of Faros net assets recognized as of the Faros Acquisition Date, with amounts in thousands:

As of September 20, 2013
Assets
Cash and cash equivalents	$1,055
Accounts receivable, net	40
Office, communication and computer equipment, net	16
Intangible assets	8,030
Other assets	76
Total assets	$9,217
Liabilities
Accounts payable and accrued expenses	253
Total liabilities	253
Fair value of net assets acquired	$8,964

Contingencies and Accounts Receivable
There were no contingent liabilities recorded in the fair value of net assets acquired as of the Faros Acquisition Date and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Faros Acquisition Date since based on current information and events, it is probable that the Company will collect all amounts due according to the contractual terms of the receivable.

Condensed Combined Financial Information:
The following condensed financial information presents the resulting operations of Faros from the Faros Acquisition Date to September 30, 2013, with amounts in thousands:

For the period September 20, 2013 to September 30, 2013
Total revenue	$43
Net loss	$(59)

Lucid

On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid, (the “Acquisition”), to expand the Company's presence and capabilities in the institutional marketplace. Lucid's sole material asset is a controlling membership interest in Lucid Markets LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration for the controlling interest, the Company issued $71.4 million, 3.5% unsecured promissory notes, and 9.0 million shares of the Corporation's Class A common stock to Lucid sellers as well as $15.8 million, 3.5% unsecured promissory notes for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at the Acquisition Date, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Acquisition, any of the Corporation’s common stock issuable to a Lucid seller on an anniversary from closing is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

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

The Acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement and Disclosure, at the Acquisition Date as summarized in the table below. Full goodwill of $236.5 million was initially calculated as the fair value of the consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $160.2 million, and was determined by valuing Lucid using a discounted cash flow method, less the considerations transferred. The estimated fair value of the non-controlling interest is based on an assumed discount rate between 10.0% and 11.0%, annual earnings growth rate of 4.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Lucid. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for U.K. income tax purposes.

During the nine months ended September 30, 2013, the purchase price was increased by $15.3 million to take into consideration adjustments to tax balances not taken into account in the initial determination of net assets acquired. The Company issued six-month 2.25% unsecured promissory notes maturing on December 6, 2013 to the Lucid sellers for this purchase price increase. In connection with this purchase price adjustment, the initial goodwill recorded was reduced by $1.2 million to $235.3 million.

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
__________________

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

(1)
The amounts included in the Lucid Purchase Price Allocation table represent the allocation of the purchase price and includes revision made during the 12 months measurement period from the Acquisition Date.

(2)
Consists of internally developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settles trades, with an amortization life of 7 years.

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

Pro Forma Condensed Combined Financial Information
Pro Forma condensed combined financial information for the acquisitions completed in 2013 (i.e. Faros) and 2012 (i.e., Lucid) are presented as they may have appeared if all acquisitions had been completed on January 1, 2013 and 2012, with amounts in thousands:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenue	$113,548	$116,422	$377,873	$354,521
Net income (loss) before non-controlling interest	$(9,629)	$17,758	$27,066	$39,934

These pro forma results for the periods ended September 30, 2013 and 2012 primarily include the related tax impact as well as the adjustments for the intangible assets acquired.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

Acquisition-related Costs
For the period ended September 30, 2013, acquisition-related transaction costs for the Faros acquisition were not material. For the period ended September 30, 2012, acquisition-related transaction costs for the Lucid acquisition were $0.5 million. Acquisition-related transaction costs are included in General and administrative expense in the condensed consolidated statements of operations.

Note 4. Equity Method Investments

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, Inc., ("FastMatch"), an operator of an electronic communication network for foreign exchange trading. As the Company holds a 37.80% equity interest and exerts significant influence, the investment is accounted for using the equity method. The Company also has a 26.3% equity interest in a developer of FX trading software and a 33.0% equity interest in a referring broker (the "Other Equity Investments") and accounts for these investments using the equity method.

As of September 30, 2013 and December 31, 2012, the Company’s equity method investments were $11.1 million and $11.9 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition. FastMatch and the Other Equity Investments are included in institutional and corporate respectively, for purposes of segment reporting (see Note 16).

Loss, net recognized from equity method investments were $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, and are included in Loss on equity method investments, net in the condensed consolidated statements of operations. Losses recognized from equity method investments were not material for the three and nine months ended September 30, 2012.

Dividends received from the Company’s equity method investments during the three and nine months ended September 30, 2013 and 2012 were not material.

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

During the nine months ended September 30, 2013, the Company granted 105,636 and 286,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. During the nine months ended September 30, 2013 and 2012, stock options granted to certain employees, non-employees and independent directors in the aggregate of 7,611,390 and 9,102,628, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

As discussed in Note 3, the Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain Profit Targets. If the Profit Targets are achieved, the Lucid sellers are entitled to receive 1.2 million shares on the first anniversary, 3.0 million on the second anniversary and 3.0 million on the third anniversary of the Acquisition Date. During the nine months ended September 30, 2013, the Profit Targets for the 1.2 million first anniversary shares were achieved and these shares are included in the computation of basic and diluted EPS for the three and nine months ended September 30, 2013. In accordance with ASC 260, the second and third anniversary shares are considered contingently issuable shares. Accordingly, they are considered outstanding common shares and included

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Earnings per Share (continued)

in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS if all necessary conditions have been satisfied by the end of the period.

As described in Note 11, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% Senior Convertible Notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes is included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the nine months ended September 30, 2013, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 11, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the nine months ended September 30, 2013, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three and nine months ended September 30, 2013, certain members of Holdings exchanged 4.7 million and 8.6 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) available to holders of Class A common stock	$(5,122)	$4,513	$11,862	$5,960
Earnings allocated to participating securities	—	—	—	—
Earnings (loss) available for common stockholders	$(5,122)	$4,513	$11,862	$5,960
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	33,718	26,913	30,983	22,416
Add dilutive effect of the following:	—	—		—
Weighted average of Lucid's first anniversary shares issued on June 18, 2013		—	738	—
Stock options	751	—	288	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Dilutive weighted average shares of Class A common stock	34,469	26,913	32,009	22,416

Basic income (loss) per share of Class A common stock	$(0.15)	$0.17	$0.38	$0.27
Diluted income (loss) per share of Class A common stock	$(0.15)	$0.17	$0.37	$0.27

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in millions:

	September 30, 2013	December 31, 2012
Receivables
Advances to employees	$0.9	$0.9
Payables
Method Credit Fund	$8.0	$9.0
Employees	0.5	0.3
Shareholders with greater than 5% ownership in the Company	0.7	0.7
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	9.6	—
Due to Lucid non-controlling members in connection with trade settlements	2.3	9.6
Notes payable to Lucid non-controlling members in connection with the Acquisition	15.3	22.9
Tax receivable agreement	140.3	100.8
Follow-on Payment	10.6	—
	$187.3	$143.3

The Company has advanced funds to several employees. The outstanding balances as of September 30, 2013 and December 31, 2012, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder with greater than a 5% ownership of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and nine months ended September 30, 2013, these fees and commissions were approximately $0.4 million and $1.2 million, respectively, and are included in Retail trading revenue in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, these fees and commissions were approximately $0.6 million and $2.0 million, respectively, and are included in Retail trading revenue in the condensed consolidated statements of operations.

In March 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share and purchase agreement. The settlement to the Company included cash of $1.2 million, return of capital (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million, included in Other income for the nine months ended September 30, 2012 in the condensed consolidated statements of operations, in connection with this settlement. In addition, the settlement required ODL to establish a collateral account for the benefit of the Company to pay certain outstanding third party claims up to an agreed upon amount.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions (continued)

In exchange for this unconditional guaranty, the Company remits a fee to Method determined on counterparty by counterparty basis which is agreed upon by the Company, Method and the respective counterparty. As of September 30, 2013 and December 31, 2012, the Company held cash collateral in the amount of $8.0 million and $9.0 million, respectively, and the aggregate amount of margin extended under the Guaranty was $3.4 million and $1.1 million, respectively. The cash collateral of $8.0 million and $9.0 million is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. During three and nine months ended September 30, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three and nine months ended September 30, 2013, fees collected from counterparties and subsequently remitted to Method by the Company under the Guaranty were not material and are included in the condensed consolidated statements of operations.

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

Accounts payable and accrued expenses in the condensed statements of financial condition include a balance of $2.3 million and $9.6 million respectively of advances from certain Lucid non-controlling members in connection with trade settlements as of September 30, 2013 and December 31, 2012, respectively. In addition, accounts payable and accrued expenses includes $9.6 million and nil related to the Allocation of net income to Lucid members for services provided as September 30, 2013 and December 31, 2012, respectively (see Note 1).

Other liabilities in the condensed consolidated statements of financial condition include the Follow-on Payment of $10.6 million and nil as of September 30, 2013 and December 31, 2012, respectively (see Note 3).
Notes payable of $15.3 million, included in the condensed consolidated statements of financial condition, represents the 2.25% unsecured promissory notes issued to the Lucid sellers on June 6, 2013 for the purchase price increase (see Note 3). On June 6, 2013, the Company repaid $22.9 million of unsecured 2.25% promissory notes issued on December 21, 2012. Interest expense related to the unsecured promissory notes was not material and $0.4 million for the three and nine months ended September 30, 2013, respectively.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the nine months ended September 30, 2013 and 2012, certain members of Holdings exchanged 8.6 million and 9.8 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $140.3 million and $100.8 million as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, payments of $4.1 million were made pursuant to the tax receivable agreement.

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

Note 7. Stock-Based Compensation (continued)

seven-year contractual term but vest on the first anniversary after the grant date. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

During the nine months ended September 30, 2013, the Company granted 105,636 Independent Director Options and 286,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock to employees.

The following table summarizes the Company’s stock options activity as of September 30, 2013 and changes for the nine months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2013	9,178,128	$13.37	—
Granted	391,636	13.05	—
Exercised	(1,654,864)	13.22	—
Forfeited or expired	(298,000)	13.76	—
Outstanding as of September 30, 2013	7,616,900	$13.45	1.4
Vested or expected to vest at September 30, 2013	7,258,938	$13.46	1.4
Exercisable as of September 30, 2013	2,887,014	$13.63	1.2

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $5.52 and $3.60, respectively.

As of September 30, 2013 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 1.6 years and the unrecognized expense is $15.6 million. The Company had 2,887,014 and 2,219,890 vested stock options under LTIP during the nine months ended September 30, 2013 and 2012, respectively. The fair value of the shares vested under the LTIP during the nine months ended September 30, 2013 and 2012 was $14.8 million and $11.5 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.5 million and $7.2 million for the three and nine months ended September 30, 2013, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.4 million and $6.9 million for the three and nine months ended September 30, 2012, respectively, for the Employee Stock Options.

Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material and $0.3 million for both the three and nine months ended September 30, 2013 and 2012, for the Independent Directors Options.

The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $1.1 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.

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

Cash proceeds received from the exercise of Stock Options were $19.2 million and $21.9 million for the three and nine months ended September 30, 2013, respectively, and income tax benefits realized from the exercise of Stock Options were not

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation (continued)

material for the three and nine months ended September 30, 2013, respectively. The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the three and nine months ended September 30, 2012.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options		Independent Directors Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term in years	N/A	N/A	4.00	4.00
Risk-free interest rate	N/A	N/A	0.63%	0.60%
Expected volatility	N/A	N/A	54.0%	63.0%
Dividend yield	N/A	N/A	2.05%	2.40%
Estimated fair value at grant date	N/A	N/A	$4.26	$4.11

	Employee Stock Options		Employee Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term in years	4.75	4.00	4.75	4.00
Risk-free interest rate	1.28%	0.71%	0.99%	0.71%
Expected volatility	50.00%	52.00%	50.00%	52.00%
Dividend yield	1.33%	2.48%	1.60%	2.48%
Estimated fair value at grant date	$6.98	$3.47	$5.99	$3.47

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Corporation’s Class A common stock has been publicly traded for less than three years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stock-Based Compensation (continued)

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation's Class A common stock. The Company did not grant any Other Equity Awards during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company granted 945,847 of the Corporation's Class A common stock with a per share fair market value of $11.76 as Other Equity Awards. The Other Equity Awards were fully vested at the date of the grant. Compensation expense before income taxes included in compensation and benefits in the condensed consolidated statements of operations was nil and $11.1 million for the three and nine months ended September 30, 2012, respectively for Other Equity Awards.

Note 8. Stockholders’ Equity

The following table presents the changes in the corporation's Class A common stock shares outstanding during the nine months ended September 30, 2013, with amounts in thousands:

Class A Common Stock	As of September 30, 2013
Balance at January 1, 2013	34,684
Exchange of Holding Units into Class A common stock	8,639
Repurchased	(1,091)
Stock options exercised	1,655
Balance at September 30, 2013	43,887

As of September 30, 2013 and December 31, 2012 there were 42 and 43 shares of Class B common stock, respectively, issued and held by members of Holdings.

Note 9. Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK LTD, Australia, ODL, FSL, FXCMJ, Lucid and Faros as of September 30, 2013 and December 31, 2012, with amounts in millions:

	September 30, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$83.8	$24.5	$73.0	$4.9	$18.9	$35.0	$37.6	$76.8	$0.8
Minimum capital requirement	27.2	11.8	24.0	0.5	3.8	5.0	6.0	24.3	0.1
Excess capital	$56.6	$12.7	$49.0	$4.4	$15.1	$30.0	$31.6	$52.5	$0.7

	December 31, 2012
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$53.5	$22.7	$73.1	$4.2	$14.1	$30.7	$33.5	$—	$—
Minimum capital requirement	26.1	8.1	17.4	1.2	4.4	4.4	5.6	—	—
Excess capital	$27.4	$14.6	$55.7	$3.0	$9.7	$26.3	$27.9	$—	$—

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In September 2012, the Financial Conduct Authority ("FCA") initiated investigations relating to UK LTD’s and FSL’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010.

In October 2013, the FCA issued a formal settlement offer together with a Draft Warning Notice providing UK and FSL with the opportunity to reach an early settlement in connection with an ongoing investigation regarding past trade execution practices.  In the quarter ended September 30, 2013, the Company accrued $15.0 million, included in General and administrative in the condensed consolidated statement of operations, as an estimate to settle this matter.

In 2012, FXCMJ accrued $2.6 million, included in Accounts payable and accrued expenses in the condensed consolidated statements of financial condition, as an estimate to settle certain trading system matters with the Japan Financial Services Agency. The Company settled this matter, which included an administrative penalty for $2.3 million during the first quarter of 2013.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $10.0 million as of September 30, 2013.

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

The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In addition, following certain corporate transactions that occur prior to the maturity date, the Corporation will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, the Corporation will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

Holders may convert their notes at their option prior to the close of business on the business day immediately preceding March 15, 2018, only under the following circumstances:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Senior Convertible Notes (continued)

•
during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2013 (and only during such fiscal quarter), if the last reported sale price of the Corporation's Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•	during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the offering circular) per $1,000

•
principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Corporation's Class A common stock and the applicable conversion rate on such trading day;

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

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $21.24 per share of the Corporation's Class A common stock. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $21.24 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional-paid-in-capital in the stockholders' equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

The Convertible Note Hedge Transaction and the Warrant Transaction are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Convertible Hedge Transaction or the Warrant Transaction.

Under “ASC 470,” Debt, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital section of stockholders' equity in the Company's condensed consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The balances of the liability and equity components as of September 30, 2013, were as follows, with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Senior Convertible Notes (continued)

September 30, 2013
Liability component - principal	$172,500
Deferred bond discount	(27,457)
Liability component - net carrying value	$145,043
Equity component	$29,100

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest expense - stated coupon rate	$970	$1,272
Interest expense - amortization of deferred bond discount	1,254	1,644
Total interest expense - convertible note	$2,224	$2,916

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. Unamortized Convertible Notes issuance cost was $5.6 million at September 30, 2013 and is included in Other assets in the condensed consolidated statements of financial position.

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

Assuming both a change in control and the exercise of the put option at September 30, 2013, the Company would have been obligated to purchase the remaining interest for approximately $3.3 million. Pursuant to the terms of the Online Courses operating agreement, the put option payment accretes at a rate of 15% per annum. Based on the status (inactive and no assets) of Online Courses, a put option payment would most likely result in a charge to earnings.

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

Level I :  Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level II :  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level III :  Unobservable inputs for assets or liabilities.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Fair Value Measurements (continued)

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s financial instruments were carried at fair value based on spot exchange rates broadly distributed in active markets, or amounts approximating fair value. Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices. Unsettled spot currency trades included in Due from brokers and Due to brokers are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts, which approximate fair value. Other assets, excluding equity method investments, are carried at contracted amounts, which approximate fair value and are classified as Level II financial assets. Other liabilities, including customer account liabilities, payables to others, credit agreement, senior convertible notes and notes payable are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities. The Company did not have any transfers in or out of Level I, II and III during the nine months ended September 30, 2013.

The Company’s equity method investments relate to privately held companies and are classified as Level III financial assets. The fair value of these investments is based on carrying values which approximates fair value. The Company's Follow-on Payment is also classified as a Level III financial liability and is based on unobservable inputs using a discounted cash flow model and public company guideline model.

The following tables present the Company's Level III assets and liabilities, with amounts in thousands:
Assets:

	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Dividends	Amortization of Shares of Investment	Total
	Three Months Ended September 30, 2013
Equity method investments	$11,355	$(60)	(35)	$(123)	$11,137
Total Level III Assets	$11,355	$(60)	$(35)	$(123)	$11,137

	Nine Months Ended September 30, 2013
Equity method investments	$11,900	$(441)	$(35)	$(287)	$11,137
Total Level III Assets	$11,900	$(441)	$(35)	$(287)	$11,137

	Beginning Balance	Net Unrealized/Realized Gains (Losses)	Total
	Three Months Ended September 30, 2012
Equity method investments	$4,699	$164	$4,863
Total Level III Assets	$4,699	$164	$4,863

	Nine Months Ended September 30, 2012
Equity method investments	$4,639	$224	$4,863
Total Level III Assets	$4,639	$224	$4,863

Liabilities:

	September 30, 2013	December 31, 2012
Follow-on Payment	$10,631	$—
Total Level III liabilities	$10,631	$—

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due to/from brokers in the condensed consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated balance sheet as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with ASC Topic 210 – Balance Sheet (“ASC 210”) and ASC 815. The Company offsets the fair values of its derivative contracts executed with the same counterparty and classifies that amount as a net asset or net liability within Due from brokers or Due to brokers in the condensed consolidated statements of financial condition. The Company enters into future contracts to (i) economically hedge the open customer contracts on its contract for differences("CFD") business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the condensed consolidated statements of operations.

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of September 30, 2013 and December 31, 2012. Under ASC 260, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Classified in Due to/From Brokers
	September 30, 2013
	Assets	Liabilities
Gross fair values	$701	$—
Netting agreements	(1)	—
Net fair values	$700	$—

	Derivatives Classified in Due to/From Brokers
	December 31, 2012
	Assets	Liabilities
Gross fair values	$520	$—
Netting agreements	(265)	—
Net fair values	$255	$—

For the three and nine months ended September 30, 2013, trading revenues included net losses that were $10.0 million and $58.2 million, respectively, related to derivative financial instrument transactions. For the three and nine months ended September 30, 2012, trading revenues included net losses that were $5.1 million and $33.2 million, respectively, related to derivative financial instrument transactions. The net notional value of the derivative financial instruments was $147.7 million and $119.5 million as of September 30, 2013 and December 31, 2012, respectively.

Note 15. Income Taxes

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

The Company’s effective rate was (38.5)% and 36.3% for the three and nine months ended September 30, 2013, respectively. The Company’s effective rate was 16.8% and 14.4% for the three and nine months ended September 30, 2012, respectively. The negative tax rate for the three months ended September 30, 2013 reflects the Company recording a provision for tax in spite of it incurring a loss for the quarter. The Company recorded a provision in spite of incurring a loss due to an

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Income Taxes (continued)

increase in the effective tax rate from certain of our foreign subsidiaries taxed locally, primarily Lucid and FSL, and by an increase in FXCM Inc.'s ownership in Holdings due to members of Holdings exchanging their Holdings units for FXCM Inc.'s Class A common stock. In July 2013, the tax rate in the UK was lowered from 23.0% to 21.0% beginning April 2014 and 20.0% in April 2015. This required the Company to revalue certain deferred tax assets of its UK subsidiaries since their future benefit was reduced. Also during the quarter, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the year. Additionally, as discussed further in Note 10, the Company established a liability pertaining to ongoing discussions with the FCA regarding the Company's pre August 2010 trade execution practices. A portion of the liability established is expected to be non-deductible.

The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due to the increase in FXCM Inc.'s ownership in Holdings, higher taxable income from foreign subsidiaries that are taxable entities, the change in UK tax rates noted above, the foreign tax credit valuation allowance and the non-deductible portion of the trade execution regulatory liability described above.

During the nine months ended September 30, 2013, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2009 and, presently, the Company's 2011 Federal Tax return is under examination.

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended September 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$90,392	$22,856	$—	$113,248
Total expenses	56,900	20,965	41,724	119,589
Income (loss) before income taxes	$33,492	$1,891	$(41,724)	$(6,341)

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Segments (continued)

	Three Months Ended September 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$89,080	$25,868	$—	$114,948
Total expenses	50,313	18,086	25,111	93,510
Income (loss) before income taxes	$38,767	$7,782	$(25,111)	$21,438

	Nine Months Ended September 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$294,041	$82,204	$—	$376,245
Total expenses	166,332	74,325	89,356	330,013
Income (loss) before income taxes	$127,709	$7,879	$(89,356)	$46,232

	Nine Months Ended September 30, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$266,313	$42,908	$—	$309,221
Total expenses	166,550	29,668	79,216	275,434
Income (loss) before income taxes	$99,763	$13,240	$(79,216)	$33,787

Assets	As of September 30, 2013	As of December 31, 2012
Retail	$1,740,011	$1,556,680
Institutional	421,507	381,368
Corporate	172,969	127,122
Total assets	$2,334,487	$2,065,170

Note 17. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

The Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on December 30, 2013 to Class A stockholders of record at the close of business on December 19, 2013.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to "Lucid" collectively refers to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "Faros" refers to Faros Trading LLC.

OVERVIEW

Industry Environment

Economic Environment - Currency volatility trended lower in the third quarter of 2013 compared to the second quarter of 2013 with the daily JPMorgan Global FX Volatility Index third quarter 2013 average of 9.72 being down 1.2% when compared to the daily JPMorgan Global FX Volatility Index second quarter 2013 average of 9.84.  While the daily JPMorgan Global FX Volatility Index third quarter 2013 average of 9.72 was up compared to the third quarter 2012 average of 8.80, currency volatility continues to remain below historical trading averages for the past five years.

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

•	Increase our Scale

Goal:  Operating efficiency, sustainable results, resilience across good/bad markets

◦	Organic growth supplemented by selective acquisitions

◦	Take advantage of market turbulence to increase share

◦	Expand distribution through white labels and similar relationships

•	Build a Diversified Revenue Base

Goal:  Exploit global opportunities, protection against downturns in a geography or segment

◦	Establish/expand presence in best markets globally

◦	Offset declines in one jurisdiction with growth from others

◦	Increase institutional presence to balance our strength in retail

Executive Summary

Despite muted currency volatility in the third quarter of 2013, we are pleased with our third quarter 2013 results with retail trading volumes increasing 13.8% in the third quarter of 2013 compared to the third quarter of 2012 and our institutional trading volumes increasing substantially in the third quarter of 2013 to $576.0 billion compared to $156.0 billion for the third quarter of 2012.  We are confident in our view that we will be able to continue to grow our revenues and profits in what are still moderately volatile market conditions as compared to the past few years, because of the expansion of our scale, geographic reach and diverse sources of revenue.

Looking forward, we are optimistic that market conditions will continue to improve and our focus on diversification should translate into higher volumes and ultimately generate better returns. If conditions slow again or adverse regulatory changes are enacted, we believe we can hold our course better than our competitors and continue to gain market share. Regulatory changes have been a constant in our market for the past four years and we expect this will continue in 2013 and 2014. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations some already enacted, some proposed and some potential, which will impact other asset classes making spot FX more attractive, or impacting other FX brokers, presenting opportunities. We believe regulatory changes, market conditions and the importance of scale will continue to fuel consolidation in 2013 and 2014 across all major geographies. We would expect to continue to be active, but selective, in making acquisitions.

Primary Sources of Revenues

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For the three and nine months ended September 30, 2013, 37% and 34%, respectively, of our retail trading revenues were derived from the activities noted in item (iv). For both the three and nine months ended September 30, 2012, 28% of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading desks: FXCM Pro and Faros, a company in which we recently acquired 50.1% controlling interest. See “Faros Acquisition” under “Results of Operations”. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid. The income we earn on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through our subsidiary FXCM Securities Limited ("FSL") we earn commission revenues through equity and related brokerage activities.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation and benefits also includes the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided. This allocation of Lucid's non-controlling members earnings is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided.”

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 80.9% of our stock options awards granted. For the three and nine months ended September 30, 2013, we recorded stock compensation expense related to stock options granted of $2.6 million and $7.6 million, respectively, of which $2.1 million and $6.2 million, respectively, related to stock options granted at the time of our IPO. For the three and nine months ended September 30, 2012, we recorded stock compensation expense related to stock options granted of $2.5 million and $7.2 million, respectively, of which $2.1 million and $6.3 million, respectively, related to stock options granted at the time of our IPO. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the three and nine months ended September 30, 2013. In June 2012, our Executive Compensation Committee granted 945,847 of FXCM Inc.'s Class A common stock as an Other Equity Award. The Other Equity Award had a fair value of $11.1 million and vested at the date of grant. Accordingly, Compensation and benefits for the nine months ended September 30, 2012 includes $11.1 million of expense for this Other Equity Award.

The Lucid acquisition resulted in $9.4 million of deferred compensation. Through September 30, 2013, we recognized $4.0 million of this deferred compensation, of which we recognized as compensation expense $0.8 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively and $2.3 million and $0.9 million for the nine months ended September 30, 2013 and 2012. See “Results of Operations, Lucid Acquisition” for additional details.

Referring Broker Fees — Referring broker fees consist primarily of compensation paid to our brokers and white labels. We generally provide white labels access to our platform systems and back-office services necessary for them to offer FX trading services to their customers. We also establish relationships with referring brokers that identify and direct potential FX trading customers to our platform. Referring brokers and white labels generally incur advertising, marketing and other expenses associated with attracting the customers they direct to our platform. Accordingly, we do not incur any incremental sales or marketing expense in connection with trading revenue generated by customers provided through our referring brokers and/or white labels. We do, however, pay a portion of the FX trading revenue generated by the customers of our referring brokers and/or white labels and record this expense as Referring broker fees.

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

Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our acquisitions of ODL, FXCMJ, Lucid and Faros.

Income Taxes — FXCM Holdings, LLC (“Holdings”) operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in our condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, we are subject to New York City Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition, Lucid Markets LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid Markets LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of the Company's tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable to other members of Lucid Markets LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our condensed consolidated statements of operations as a component of compensation and benefits expense.

Other

Net income (loss) attributable to non-controlling interest in FXCM Holdings LLC — As a result of the IPO, FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our unaudited condensed consolidated financial statements.

Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC and Allocation of net income to Lucid members for services provided — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

•
The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense in our condensed consolidated statements of operations.

•
The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC in our condensed consolidated statements of operations.

We also consolidate the financial results of Faros in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Faros members is reported in Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC in our condensed consolidated statements of operations.

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

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of September 30, 2013, we have repurchased 4.3 million shares for $50.1 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock Holdings enters into an equivalent Holdings unit transaction with FXCM Inc. Therefore, as of September 30, 2013, Holdings has repurchased 4.3 million of Holdings units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

Credit Agreement

In December 2011, we entered into a three-year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provided for a revolving credit line of up to $75.0 million. The credit facility is guaranteed by certain subsidiaries of ours and is secured by a pledge of all of the equity interests in certain of our domestic subsidiaries and 65% of the voting equity interests in certain of our foreign subsidiaries. On November 8, 2012, we entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides us with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, we received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. See “Liquidity and Capital Resources” for more information.

Convertible Senior Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of 2.25% Senior Convertible Notes due 2018 (the “Convertible Notes”) and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We intend to use the remaining net proceeds from the offering for general corporate purposes, including potential future acquisitions. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Faros Acquisition

On September 20, 2013 (the “Faros Acquisition Date”), the Company acquired a 50.1% controlling interest in Faros. Faros is a global leader in foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands the Company's presence and capabilities in the institutional marketplace. As consideration, the Company provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the sale purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of the Corporation’s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the Corporation’s Class A common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $22.2 million was recorded as the excess over the estimated fair value of the assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over a 3.25 year term.

Lucid Acquisition

On June 18, 2012 (the “Acquisition Date”), we acquired a 50.1% controlling interest in Lucid Markets Trading Limited to expand our presence and capabilities in the institutional marketplace. Lucid's sole material asset is a controlling membership interest in Lucid Markets LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration for our interest, we issued 3.5% unsecured promissory notes totaling $71.4 million, and 9.0 million shares of FXCM Inc.'s Class A common stock to the Lucid sellers as well as $15.8 million in 3.5% unsecured promissory notes for all liquid assets for a total estimated purchase price of $177.5 million. Any of the FXCM Inc.'s common shares issuable to a Lucid seller on an anniversary from the Acquisition Date is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by us.

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

The Lucid acquisitions will result in a significant increase in amortization of intangible assets in our condensed consolidated statements of operations as these intangible assets are amortized over their estimated useful lives. In addition, several year over year revenue and operating expense fluctuations highlighted in our results of operations discussion that follows are attributed to Lucid since we began reporting Lucid revenues and operating expenses as of the Acquisition Date. Therefore, Lucid’s revenues and operating expenses are reflected in the three and nine months ending September 30, 2013 but are only reflected beginning on the Lucid Acquisition Date through September 30, 2012.

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Amounts in thousands)		(Amounts in thousands)
Revenues
Retail trading revenue	$86,974	$85,237	$282,296	$255,833
Institutional trading revenue	22,856	25,868	82,204	42,908
Trading revenue	109,830	111,105	364,500	298,741
Interest income	537	990	1,886	2,910
Brokerage interest expense	(63)	(66)	(187)	(235)
Net interest revenue	474	924	1,699	2,675
Other operating income	2,944	2,919	10,046	7,805
Total net revenues	113,248	114,948	376,245	309,221
Operating Expenses
Compensation and benefits	28,809	24,156	78,929	81,175
Allocation of net income to Lucid members for services provided	2,996	—	18,000	—
Total compensation and benefits	31,805	24,156	96,929	81,175
Referring broker fees	20,709	18,708	64,481	58,865
Advertising and marketing	6,305	7,509	19,813	23,266
Communication and technology	10,111	9,600	28,231	26,591
Trading costs, prime brokerage and clearing fees	6,809	6,981	23,708	10,187
General and administrative	27,949	13,681	53,843	48,891
Depreciation and amortization	12,849	11,717	37,304	24,761
Total operating expenses	116,537	92,352	324,309	273,736
Total operating income (loss)	(3,289)	22,596	51,936	35,485
Loss on equity method investments, net	183	—	728	—
Interest on borrowings	2,869	1,158	4,976	1,698
Income (loss) before income taxes	(6,341)	21,438	46,232	33,787
Income tax provision	2,444	3,598	16,793	4,856
Net income (loss)	(8,785)	17,840	29,439	28,931
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	(3,133)	8,946	21,190	17,717
Net income (loss) attributable to non-controlling interest in Lucid Market Trading Limited and Faros Trading LLC	(530)	4,381	(3,613)	5,254
Net income (loss) attributable to FXCM Inc.	$(5,122)	$4,513	$11,862	$5,960

Other Selected Operating Financial Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
Customer equity (in millions)	$1,264		$1,278	$1,264	$1,278
Tradable accounts	188,988		202,394	188,988	202,394
Active accounts	182,146		171,274	182,146	171,274
Daily average trades - retail customers	417,845		345,790	457,620	363,893
Total retail trading volume(1) (billions)	$980		$861	$3,173	$2,715
Retail trading revenue per million traded(1)	$89		$99	$89	$94
Average retail customer trading volume per day(1) (billions)	$14.8		$13.2	$16.4	$13.9
Daily average trades - institutional customers	46,563		5,968	32,884	15,874
Institutional trading volumes (1) (billions)	$576		$156	$1,507	$955
Average institutional customer trading volume per day (1) (billions)	$8.7		$2.4	$7.8	$4.9
Trading days	66	—	65	194	195

(1)	Volume that an FXCM customer traded in period translated into US dollars.

Three months ended September 30, 2013

Highlights

Total retail trading volumes increased $119.0 billion or 13.8% to $980.0 billion for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase primarily stems from an increase in trading volatility and growth in customer accounts. Total active retail customer accounts at September 30, 2013 were 182,146, an increase of 6% from September 30, 2012.

•
Total trading revenues decreased $1.3 million or 1.1% to $109.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as the increase in retail revenues was offset by lower institutional trading revenues.

•
Net income decreased $9.6 million to a net loss of $5.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of a $15.0 million charge related to a liability established pertaining to ongoing discussions with the Financial Conduct Authority ("FCA") regarding our pre August 2010 trade execution practices, lower trading revenues, higher compensation and benefits and a higher effective tax rate.

Revenues

Retail trading revenue increased by $1.7 million or 2.0% to $87.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to 13.8% higher retail trading volumes despite a decrease in markup to $89 per million resulting from a higher proportion of volume coming from Yen-based currency pairs in the three months ended September 30, 2013, where we earn a lower mark-up on these trades.

Institutional trading revenue decreased $3.0 million to $22.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The net decrease of $3.0 million is due to a decrease of $4.6 million in Lucid's revenue due to the lower currency volatility, offset by an increase of $1.6 million or 44.1% in revenue earned by our other institutional business. The increase of $1.6 million in our other institutional business is attributable to an increase in volume. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-

house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, Inc. (“FastMatch”), a third party operator of an electronic communication network (“ECN”) for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our other institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Net interest revenue decreased $0.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income of $2.9 million for the three months ended September 30, 2013 primarily consists of $0.9 million of account dormancy and ancillary fees and $1.4 million related to FSL's brokerage activities. Other income for the three months ended September 30, 2012 of $2.9 million primarily consists of $1.3 million of account dormancy and ancillary fees and $1.2 million related to FSL's brokerage activities. The increase in FSL's brokerage revenue of $0.2 million relates to an increase in trading revenue for our London Metals Exchange (“LME”) Desk, net of a bad debt write-off of $0.2 million.

Operating Expenses

Total compensation and employee benefits increased $7.6 million or 31.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. For the three months ended September 30, 2013, we recorded $3.0 million of Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Excluding these expenses, compensation and benefits increased $4.6 million or 19.3% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is attributable to a $3.5 million charge related to the renegotiation of an employment contract and an increase in headcount in the institutional business.

Referring broker fees increased $2.0 million or 10.7% to $20.7 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in referring broker fees is correlated to an increase in indirect volumes of 4.9% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Advertising and marketing expense decreased $1.2 million or 16.0% to $6.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is partly due to ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013. Advertising and marketing costs have decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $0.5 million to $10.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is primarily attributable to $0.8 million of market data listing fees related to the CFD business, maintenance cost for platforms introduced in the fourth quarter of 2012, increases in services utilized and vendor price increases, partially offset by lower equipment leasing costs and technology provider costs for FSL.

Trading costs, prime brokerage and clearing fees decreased $0.2 million to $6.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net decrease of $0.2 million is primarily attributable to a $1.2 million decrease in expense at Lucid due to lower trading activity offset by i) $0.4 million of additional expense attributable to our LME Desk and ii) $0.8 million related to higher prime broker fees.

General and administrative expense increased $14.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The $14.3 million increase is primarily attributable to a $15.0 million charge related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010 recorded in the three months ended September 30, 2013.

Depreciation and amortization expense increased $1.1 million or 9.7% to $12.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The $1.1 million increase is primarily attributable to an increase in amortization expense related to capitalized software.

Non-Operating Expenses

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Contractual interest expense
Credit Agreement	$—	$251
Lucid Promissory Notes	160	844
Convertible Notes(1)	970	—
Amortization of Debt Discount
Convertible Notes(1)	1,254	—
Amortization of Debt Issuance Costs
Credit Agreement	140	63
Convertible Notes(1)	345	—
Total interest expense	$2,869	$1,158

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the three months ended September 30, 2013 and 2012, our average borrowing under the Credit Agreement was $0 and $43.9 million, respectively. During the three months ended September 30, 2013 and 2012, the average Lucid Promissory Notes outstanding were $15.3 million and $87.2 million, respectively.

Income Taxes

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands, except percentages)
Income ( loss) before income taxes	$(6,341)	$21,438
Income tax provision	$2,444	$3,598
Effective tax rate	(38.5)%	16.8%

Our operating subsidiary, Holdings, is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings income is not subject to U.S. federal and most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

Lucid Market LLP is a limited liability partnership that is treated as a partnership for income tax purposes. As a result, Lucid Markets LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid Markets LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our consolidated income statement as a component of compensation and benefits expense.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The tax rate for the three months ended September 30, 2013 reflects our recording a provision for tax in spite of incurring a loss for the quarter. We recorded a provision in spite of a loss due to an increase in the effective tax rate from certain of our foreign subsidiaries taxed locally, primarily Lucid and FSL , and due to an increase in FXCM Inc.'s ownership in Holdings due to members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock. In July 2013, the tax rate in the U.K. was lowered from 23% to 21% beginning April 2014 and 20% in April 2015. This required us to revalue certain deferred tax assets of our U.K. subsidiaries since their future benefit was reduced. Also during the quarter, we established a valuation allowance on our deferred tax asset related to foreign tax credit carryforwards. Additionally, as discussed further in Note 10 to the unaudited condensed consolidated financial statements, the Company established a liability pertaining to ongoing discussions with the FCA regarding our pre August 2010 trade execution practices. A portion of the liability established is expected to be non-deductible.

Nine months ended September 30, 2013

Highlights

Total retail trading volumes increased $458 billion or 16.9% to $3,173 billion for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily driven by an improvement in currency trading volatility and growth in customer accounts. Total active retail customer accounts in September 30, 2013 were 182,146, an increase of 6.3% from September 30, 2012.

•
Total trading revenues increased $65.8 million or 22% to $364.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as retail revenues increased due to higher retail trading volumes and institutional trading revenues increased from the inclusion of Lucid's revenue for the full nine months ended September 30, 2013.

•
Net income increased 1.8% or $0.5 million to $29.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The nine months ended September 30, 2013 includes a $15.0 million charge related to a liability established pertaining to ongoing discussions with the FCA regarding our pre August 2010 trade execution practices, while the nine months ended September 30, 2012 includes an $11.1 million charge related to the restructuring of certain employee contracts. The remaining increase in net income is as a result of higher retail trading revenues and the Lucid acquisition, somewhat offset by an increase in our income tax provision.

Revenues

Retail trading revenue increased by $26.5 million or 10.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to 16.9% higher trading volumes, despite one less trading day, and a 5.3% decrease in markup to $89 per million resulting from a higher proportion of volume coming from Yen-based currency pairs in the nine months ended September 30, 2013, where we earn a lower mark-up on these trades.

Institutional trading revenue increased by $39.3 million to $82.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net increase of $39.3 million is due to the inclusion of $66.1 million of Lucid revenue for the full nine month period in 2013 compared to $26.1 million of Lucid revenue for three and a half months for the nine month period ending September 30, 2012 offset by a decline of $0.7 million or 4.2% in revenue earned by our other institutional business. The decline of $0.7 million in our other institutional business is attributable to a lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our other institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Net interest revenue decreased $1.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income increased $2.2 million or 28.7% to $10.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Other income for the nine months ended September 30, 2013 primarily consists of $5.6 million related to FSL's brokerage activities, $2.4 million of account dormancy and ancillary fees and a bad debt recovery of $0.8 million. Other income for the nine months ended September 30, 2012 primarily consists of $3.6 million related to FSL's brokerage activities, $1.4 million gain from a settlement with the former owners of ODL and account dormancy and ancillary fees of $1.3 million. The increase in FSL's brokerage revenue of $2.0 million relates to our LME Desk which commenced trading in the second quarter of 2012.

Operating Expenses

Total compensation and employee benefits increased $15.8 million or 19.4% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we recorded $18.0 million of Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Excluding this expense, compensation and benefits decreased $2.2 million or 2.8% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net decrease is attributable to an $11.1 million expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by higher headcount, an increase in variable compensation, $1.4 million in additional expense associated with the amortization of Lucid acquisition related deferred compensation, and a charge of $3.5 million in connection with the renegotiation of an employee contract.

Referring broker fees increased $5.6 million or 9.5% to $64.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in referring broker fees is correlated to an increase in indirect volumes of 9.83% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Advertising and marketing expense decreased $3.5 million or 14.8% to $19.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease is partly due to ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013. Advertising and marketing costs have also decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $1.6 million to $28.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily attributable to i) $1.1 million increase due to the inclusion of Lucid expenses for the full nine months ended September 30, 2013 compared to three and a half months for the nine months ended September 30, 2012, ii) $0.8 million of market data listing fees related to the CFD business, partially offset by lower equipment leasing costs and technology provider costs for FSL.

Trading costs, prime brokerage and clearing fees increased $13.5 million to $23.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The $13.5 million increase is primarily attributable to i) $17.1 million of Lucid's expense for the full nine months ended September 30, 2013 compared to three and a half months of expense of $6.5 million included in the nine months ended September 30, 2012, ii) $1.1 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and iii) $1.6 million related to higher prime broker fees.

General and administrative expense increased $5.0 million or 10.1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. General and administrative expense for the nine months ended September 30, 2013 includes an expense of $15.0 million related to a liability established pertaining to ongoing discussions with the FCA regarding pre August 2010 trade execution practices. Excluding this charge, general and administrative expense is $10.0 million lower. The $10.0 million decrease is primarily attributable (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCM Japan, Inc.'s (“FXCMJ”) operations and system redundancy; (ii) $2.4 million expense incurred in the first quarter of 2012 resulting from a system error while integrating FXCMJ's platform; (iii) lower transaction fees of $1.0 million due to the termination of a vendor relationship in Japan; (iv) $0.4 million decrease in U.K. FCA regulatory levies (v) $1.6 million of acquisition costs incurred in the second quarter of 2012; and (vi) $2.3 million of costs incurred in the second quarter of 2012 relating to a settlement with the FSA of Japan regarding trade execution.

Depreciation and amortization expense increased $12.5 million or 50.7% to $37.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The $12.5 million increase is attributable to $15.8 million of expense for the amortization of intangibles related to the Lucid acquisition representing the expense for the full nine month period ended September 30, 2013 compared to three and a half months of expense or $6.0 million included in the nine months ended September 30, 2012, and $3.4 million due to higher depreciation and amortization primarily related to capitalized software.

Non-Operating Expenses

The following table sets forth total interest expense recognized for the period indicated:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Contractual interest expense
Credit Agreement	$869	$664
Lucid Promissory Notes	376	844
Convertible Notes(1)	1,272	—
Amortization of Debt Discount
Convertible Notes(1)	1,644	—
Amortization of Debt Issuance Costs
Credit Agreement	419	190
Convertible Notes(1)	396	—
Total interest expense	$4,976	$1,698

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the nine months ended September 30, 2013 and 2012, our average borrowing under the Credit Agreement was $46.7 million and $41.6 million, respectively. During the nine months ended September 30, 2013 and 2012, the average Lucid Promissory Notes outstanding were $19.5 million and $87.2 million, respectively.

Income Taxes

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands, except percentages)
Income before income taxes	$46,232	$33,787
Income tax provision	16,793	4,856
Effective tax rate	36.3%	14.4%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings income is not subject to U.S. federal and state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest.

Lucid Markets LLP is a limited liability partnership that is treated as a partnership for income tax purposes. As result, Lucid Markets LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid Markets LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our consolidated income statement as a component of compensation and benefits expense.

Accordingly, our effective tax rates reflects the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax in their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $11.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our effective tax rate increased to 36.2% for the nine months ended September 30, 2013 from 14.4% for the nine months ended September 30, 2012. The increase in the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due to an increase in FXCM Inc.'s ownership in Holdings, an increase in non-deductible expenses, higher taxable income from foreign subsidiaries that are taxed locally, and an adjustment due to the revaluation of deferred tax assets. The increase in FXCM Inc.'s ownership in Holdings is due to members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock and the issuance of Other Stock Awards. In July 2013, the tax rate in the U.K. was lowered from 23% to 21% beginning April 2014 and 20% in April 2015. This required us to revalue certain deferred tax assets of our UK subsidiaries since their future benefit was reduced. Also during the quarter ended September 30, 2013, we established a valuation allowance on our deferred tax asset related to foreign tax credit carryforwards. Additionally, as discussed further in Note 10 to the unaudited condensed consolidated financial statements, we established a liability pertaining to ongoing discussions with the FCA regarding pre August 2010 trade execution practices. A portion of the liability established is expected to be non-deductible.

Segment Results

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 182,146 active retail customers globally as of September 30, 2013.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Revenues	$90,392	$89,080	$294,041	$266,313
Operating and other expenses	56,900	50,313	166,332	166,550
Income before income taxes	$33,492	$38,767	$127,709	$99,763

Three months ended September 30, 2013

Revenues from our Retail Trading segment increased $1.3 million or 1.5% to $90.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The $1.3 million increase is primarily due to 13.8% higher retail trading volumes, somewhat offset by a decrease in revenue per million, and partially offset by $0.5 million of lower net interest income.

Operating and other expenses increased $6.6 million or 13.1% to $56.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The net increase is primarily attributable to (i) a $3.5 million charge included in compensation and benefits related to the renegotiation of an employee contract; (ii) higher referring broker fees of $2.2 million due to an increase in indirect volumes; (iii) higher trading costs of $0.5 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and an increase in prime broker fees; and (iv) $1.7 million due to higher depreciation and amortization, primarily capitalized software amortization. These increases were partially offset by (i) lower advertising and marketing costs of $1.2 million due in part to the ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013 and decreased costs in line with our cost reduction strategies; (ii) $0.4 million decrease in U.K. FCA regulatory levies and (iv) lower interest expense of $0.2 million due to the pay down of the outstanding borrowings under our Credit Agreement in June 2013.

Nine months ended September 30, 2013

Revenues from our Retail Trading segment increased by $27.7 million or 10.4% to $294.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to 16.9% higher trading volumes, despite 1 less trading day, and a 5.3% decrease in markup to $89 per million resulting from a higher proportion of volume coming from Yen-based currency pairs in the nine months ended September 30, 2013, where we earn a lower mark-up on these trades. In addition, revenues benefited from an additional $1.1 million of account dormancy and ancillary fees and $2.0 million in additional FSL brokerage revenue relating to our LME Desk which commenced trading in the second quarter of 2012, partially offset by a $1.4 million gain in the prior year from a settlement with the former owners of ODL.

Operating and other expenses decreased $0.2 million to $166.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net decrease is primarily attributable to (i) an $11.1 expense recorded in June 2012 related to equity based compensation issued in connection with the renegotiation of an employee contract partially offset by a charge of $3.5 million recorded in September 2013 in connection with the renegotiation of an employee contract, higher headcount and an increase in variable compensation; (ii) lower advertising and marketing costs of $3.4 million due in part to the ending our sponsorship of a FX television show and a trading contest on the CNBC television network in February 2013 and decreased costs in line with our cost reduction strategies; and (iii) $0.4 million decrease in U.K. FCA regulatory levies. These decreases were partially offset by (i) higher referring broker fees of $6.8 million due to an increase in indirect volumes; (ii) higher trading costs of $2.0 million attributable to our LME Desk which commenced trading in the second quarter of 2012 and an increase in prime broker fees; (iii) $2.4 million due primarily to higher capitalized software amortization; and (iv) higher interest expense of $0.4 million due to higher average outstanding borrowings under our Credit Agreement.

Institutional Trading — Our Institutional Trading segment facilitates spot FX trades on behalf of institutional customers, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. Our Institutional Trading segment also includes Lucid, an electronic market marker and trader in the institutional foreign exchange spot and futures markets, and activity from the recent acquisition of Faros.

Revenues, operating expenses and income before income taxes of the Institutional Trading segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Revenues	$22,856	$25,868	$82,204	$42,908
Operating and other expenses	20,965	18,086	74,325	29,668
Income before taxes	$1,891	$7,782	$7,879	$13,240

Three months ended September 30, 2013

Revenues for our Institutional Trading segment decreased by $3.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The net decrease of $3.0 million is due to a decrease of $4.6 million in Lucid's revenue due to the lower currency volatility offset by an increase of $1.6 million or 44.1% in revenue earned by our other institutional business. The increase of $1.6 million in our other institutional business is attributable to increased volume. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increase will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our other institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Operating and other expenses increased $2.9 million to $21.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is due primarily to higher Lucid operating and other expenses of $1.8 million, including $3.0 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid, offset by $1.2 million of lower trading costs based on lower volume. The remaining increase of $1.1 million includes higher prime broker fees, partially offset by lower interest costs on the Lucid promissory note of $0.7 million and lower depreciation.

The Institutional Trading segment includes equity investment losses of $0.2 million related to our share of FastMatch's earnings.

Nine months ended September 30, 2013

Revenues for our Institutional Trading segment increased by $39.3 million to $82.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net increase of $39.3 million is due to the inclusion of $66.1 million of Lucid revenue for the nine months ended September 30, 2013 compared to $26.1 million of Lucid revenue for three and a half months ended September 30, 2012, offset by a decline of $0.7 million or 17% in revenue earned by our other institutional business. The decline of $0.7 million in our other institutional business is attributable to lower markup. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. We believe that over time volume increases will make up for the lower markup. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party operator of an ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up over half of our other institutional volume and our quarterly institutional volume has increased sequentially since the third quarter of 2012.

Operating and other expenses increased $44.7 million to $74.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The change is due primarily to Lucid operating and other expenses of $55.6 for the full nine months ended September 30, 2013 compared to $14.1 million for the three and a half months ended September 30, 2012. Operating and other expenses for our other institutional business increased $3.2 million, due to an increase in headcount and higher trading costs of $0.9 million, partially offset by a $1.2 million decrease in referring broker fees.

The Institutional Trading segment includes equity investment losses of $0.7 million primarily related to our share of FastMatch's earnings.

Corporate — Loss before income taxes of the Corporate segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Revenues	$—	$—	$—	$—
Operating and other expenses	41,785	25,111	89,317	79,216
Equity, investments, (gain) loss	(61)	—	39	—
Loss before income taxes	$(41,724)	$(25,111)	$(89,356)	$(79,216)

Three months ended September 30, 2013

Loss before income taxes increased $16.6 million or 66.4% to $41.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in operating expenses of $16.6 million is primarily attributable to general and administrative expense increase of $14.1million. The $14.1 million increase is primarily attributable to a $15.0 million charge related to a liability established pertaining to ongoing discussions with the FCA regarding pre August

2010 trade execution practices recorded in the three months ended September 30, 2013. The remaining increase of $2.8 million is due primarily to $2.6 million of interest expense related to the convertible notes.

Nine months ended September 30, 2013

Loss before income taxes increased $10.1 million or 12.8% to $89.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in operating expenses of $10.1 million is primarily attributable to general and administrative expense increase of $5.0 million and increased compensation and benefits expense of $0.9 million, increased communication and technology of $0.9 million, partially offset by lower professional fees of $1.1 million.

The increase in general and administrative expense of $5.0 million is primarily attributable to the $15 million charge related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices, partially offset by certain one-time expenses incurred in the nine months ended September 30, 2012. Specifically, (i) $0.3 million of one-time costs incurred related to the relocation of FXCMJ operations and system redundancy; (ii) $2.4 million expense incurred resulting from a system error while integrating FXCMJ's platform; (iii) lower transaction fees of $1.0 million due to the termination of a vendor relationship in Japan; (iv) $1.6 million of acquisition costs; (vi) $2.3 million of costs relating to a settlement with the FSA of Japan regarding trade execution and (vii) $1.1 million of lower audit fees.

In addition, $3.3 million of interest expense was incurred during the nine months ended September 30, 2013 related to the Convertible Notes.

The Corporate segment includes equity investment losses of $0.1 million primarily related to our share of Tradency's earnings.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of September 30, 2013, we had cash and cash equivalents of $421.9 million and remaining borrowing capacity under the Credit Agreement of $155.0 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At September 30, 2013, approximately 30.7% of our cash and cash equivalents were held in these respective foreign subsidiaries.

	As of September 30, 2013
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets, LLC	USA	$27.2	$83.8	$56.6
Forex Capital Markets, Ltd.	U.K.	24.0	73.0	49.0
FXCM Asia, Ltd.	Hong Kong	11.8	24.5	12.7
FXCM Australia, Ltd.	Australia	0.5	4.9	4.4
ODL Group, Ltd.	U.K.	3.8	18.9	15.1
FXCM Securities, Ltd.	U.K.	5.0	35.0	30.0
FXCM Japan Securities Co., Ltd.	Japan	6.0	37.6	31.6
Lucid Markets LLP	U.K.	24.3	76.8	52.5
Faros Trading LLC	USA	0.1	0.8	0.7

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

Cash Flow and Capital Expenditures

Periods Ended September 30, 2013 and 2012

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$140,779	$53,412
Cash used for investing activities	(46,639)	6,413
Cash used for financing activities	58,965	14,516
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,492)	964
Net increase (decrease) in cash and cash equivalents	149,613	75,305
Cash and cash equivalents – end of period	$421,945	$260,026

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2013	2012
EBITDA(1)	$88,512	$60,246
Non-cash equity-based compensation	9,897	19,247
Net interest payments	(1,207)	(617)
Net income tax payments	(3,199)	(8,708)
All other, net, including net current assets and liabilities	46,776	(16,756)
	$140,779	$53,412

(1)(See Non-GAAP Financial Measures)

Cash provided by operating activities increased $87.4 million to $140.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily attributable to an increase in EBITDA which includes $26.6 million of additional cash flow generated by Lucid, $46.3 million of additional cash flow due to an increase in amounts Due to/from brokers, $5.58 million decrease in tax payments due to lower current taxes paid in foreign jurisdictions somewhat offset by a payment of $4.1 million related to the tax receivable agreement, and $9.2 million of cash flow decrease due to an increase in Accounts receivable, net. The change in cash flow related to Accounts receivable, net is due to the timing of trade settlements.

Investing Activities

Details in cash used in investing activities are as follows, with amounts in thousands:

Cash flow investments

	Nine Months Ended September 30,
	2013	2012
Capital expenditures	$(16,792)	$(22,209)
Acquisition, net of cash received	(26,812)	28,656
Payment for equity investments	(3,000)	—
Other	(35)	(34)
	$(46,639)	$6,413

Cash used in investing activities of $46.6 million in the nine months ended September 30, 2013 consisted of $16.8 million of capital expenditures, payment of $22.9 million of unsecured promissory notes issued in connection with the Lucid acquisition, $3.0 million payment related to our investment in FastMatch and $3.9 million related to our Faros acquisition. The unsecured promissory notes issued in connection with the Lucid Acquisition were repaid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes. In December 2012, we committed to a $7.0 million investment in FastMatch of which $4.0 million was paid in December 2012 and $3.0 million was paid in March 2013. In September 2012, we purchased a 50.1% controlling interest in Faros and the $3.9 million represents our initial cash outlay of $5.0 million less the net cash acquired of $1.1 million. Capital expenditures for the nine months ended September 30, 2013 includes $12.1 million of capitalized software, software licenses of $1.9 million and $3.8 million of computer equipment.

Cash provided by investing activities of $6.4 in the nine months ended September 30, 2012 consisted of $28.7 million from the net cash acquired from the acquisition of Lucid offset by $22.2 million of capital expenditures. Capital expenditures for the nine months ended September 30, 2012 includes $10.2 million of capitalized software, software licenses of $2.9 million, computer equipment of $6.5 million and furniture and leasehold improvements of $3.6 million, respectively, in connection with our relocation of our New York corporate headquarters.

Details in cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2013	2012
Distributions to members	$(10,621)	$(9,141)
Contributions from members	—	578
Dividend payments	(6,923)	(4,733)
Proceeds from employee stock option exercises	21,877	—
Common stock repurchased	(16,312)	(2,188)
Proceeds from issuance of Convertible Notes, net of debt issuance costs	166,467	—
Purchase of note hedge relating to the Convertible Notes issuance	(29,101)	—
Proceeds from issuance of warrants relating to the Convertible Notes issuance	18,578	—
Net borrowings (payments) under the Credit Agreement	(85,000)	30,000
	$58,965	$14,516

The $1.5 million increase in distributions to members during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable to the decrease in the non-controlling ownership of Holdings partially offset by an increase in our net income available for distribution. The $2.2 million increase in dividends paid to FXCM Inc.'s Class A common stockholders during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable to the increase in the number of FXCM Inc.'s Class A common shares outstanding due to members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock, FXCM Inc.'s Class A common stock issued in connection with the Lucid acquisition and Other Equity Awards. For the nine months ended September 30, 2013, we repurchased 1,091,200 shares of our Class A common stock for an aggregate purchase price of $16.3 million compared to 224,925 shares of our Class A common stock for an aggregate purchase price of $2.2 million during the nine months ended September 30, 2012. The size and timing of stock repurchases under our Stock Repurchase Program are based on a number of factors, including price, business and market conditions. In the second quarter of 2013, we paid down $85.0 million of our outstanding balance under the Credit Agreement primarily using the proceeds from the Convertible Notes.

Credit Agreement

On December 19, 2011, Holdings entered into a three-year Credit Agreement with a syndicate of financial institutions. The Credit Agreement provided for a revolving credit facility of up to $75.0 million. The credit facility is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

On November 8, 2012, Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million. As of September 30, 2013, there was no outstanding balance under the Credit Agreement.

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.1 million and $1.3 million for the three and nine months ended September 30, 2013, respectively. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

Pursuant to covenants in the Credit Agreement, Holdings is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintain as of the last day of any fiscal quarter for U.S. and U.K., Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the Credit Agreement, of 4:00 to 1:00 and 2:00 to 1:00, respectively, as of the last day of any fiscal quarter and Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of September 30, 2013, Holdings was in compliance with all material covenants.

During the three and nine months ended September 30, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was zero and $46.7 million, respectively, and the weighted average interest rate was zero and 2.44%, respectively. During the three and nine months ended September 30, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $43.9 million and $41.6 million, respectively, and the weighted average interest rate was 2.25% and 2.09%, respectively.

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

2.
Compensation Expense.   Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s initial public offering as well as compensation and severance costs associated with the renegotiation or termination of certain employment contracts that held profit sharing interests in the Company's business units. Given the nature of these expenses, they are not viewed as by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
Lucid Minority Interest/Compensation Expense.  Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under “Allocation of net income to Lucid members for services provided.” Adjustments have been made to the Adjusted Pro Forma Earnings to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net income attributable to non-controlling interest in Lucid.” The Company's management believes that this reclassification provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

4.
Acquisition Costs.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs. The Company’s management believes it is useful to provide the effects of eliminating these expenses. Given the nature of these expenses, they are not viewed as by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

5.
Regulatory Costs.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs (including client reimbursements) associated with ongoing discussions and settling certain historical trade execution matters with the Company's regulators. Given the nature of these expenses, they are not viewed as by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Income Taxes.  Prior to the initial public offering FXCM was organized as a series of limited liability companies and foreign corporations, and even following the initial public offering not all of the Company's income is subject to corporate-level taxes. As a result, adjustments have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates. This assumption is consistent with the assumption that all of FXCM Holdings' units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company. In addition, Adjusted Pro Forma income tax provision reflects the tax effect of any adjusted pro forma adjustments.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013					2012
	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$113,248	$—		$113,248		$114,948	$—		$114,948
Expenses
Compensation and benefits	28,809	(5,615)	(1)	23,194		24,156	(2,378)	(5)	21,778
Allocation of net income to Lucid members for services provided	2,996	(2,996)	(2)	—		—	—		—
Total compensation on and benefits	31,805	(8,611)		23,194		24,156	(2,378)		21,778
Referring broker fees	20,709	—		20,709		18,708	—		18,708
Depreciation, amortization and interest expense	12,849	—		12,849		11,717	—		11,717
Other expense	54,226	(15,000)	(8)	39,226		38,929	(501)	(6)	38,428
Total expenses	119,589	(23,611)		95,978		93,510	(2,879)		90,631
Income (loss) before income taxes	(6,341)	23,611		17,270		21,438	2,879		24,317
Income tax provision	2,444	2,692	(3)	5,136		3,598	3,799	(3)	7,397
Net income (loss)	(8,785)	20,919		12,134		17,840	(920)		16,920
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	(3,133)	3,133	(4)	—		8,946	(8,946)	(4)	—
Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	(530)	2,996	(2)	2,466		4,381	—		4,381
Net income (loss) attributable to FXCM Inc.	$(5,122)	$14,790		$9,668		$4,513	$8,026		$12,539
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	34,469	—		76,374	(7)	26,913	—		75,103	(7)
Diluted net income (loss) per share as reported and adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$(0.15)	—		$0.13		$0.17	—		$0.17
_____________________

(1)	Represents the elimination of equity-based compensation associated with the IPO and severance in connection with the termination of a certain employment contract in the Company's retail business.

(2)
Represents the reclassification of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided for U.S. GAAP purposes to Net income attributable to non-controlling interest in Lucid Markets Trading Limited.

(3)
Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 29.7% and 30.4% for the three months ended September 30, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders FXCM Holdings, LLC (“Holdings”) units for shares of Class A common stock of the Company and reflects the tax effect of any proforma adjustments.

(4)
Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

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

(8)
Represents an adjustment to reflect a reserve established relating to ongoing discussions with the Financial Conduct Authority (the "FCA") in the United Kingdom ("UK") regarding trade execution services.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013					2012
	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$376,245	$—		$376,245		$309,221	$—		$309,221
Expenses
Compensation and benefits	78,929	(9,736)	(1)	69,193		81,175	(18,458)	(5)	62,717
Allocation of net income to Lucid members for services provided	18,000	(18,000)	(2)	—		—	—		—
Total compensation on and benefits	96,929	(27,736)		69,193		81,175	(18,458)		62,717
Referring broker fees	64,481	—		64,481		58,865	—		58,865
Depreciation, amortization and interest expense	37,304	—		37,304		24,761	—		24,761
Other expense	131,299	(15,000)	(8)	116,299		110,633	(4,426)	(6)	106,207
Total expenses	330,013	(42,736)		287,277		275,434	(22,884)		252,550
Income before income taxes	46,232	42,736		88,968		33,787	22,884		56,671
Income tax provision	16,793	7,303	(3)	24,096		4,856	13,633	(3)	18,489
Net income	29,439	35,433		64,872		28,931	9,251		38,182
Net income attributable to non-controlling interest in FXCM Holdings, LLC	21,190	(21,190)	(4)	—		17,717	(17,717)	(4)	—
Net income (loss) attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	(3,613)	18,000	(2)	14,387		5,254	—		5,254
Net income attributable to FXCM Inc.	$11,862	$38,623		$50,485		$5,960	$26,968		$32,928
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	32,009	—		75,952	(7)	22,416	—		73,548	(7)
Diluted net income per share as reported and adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$0.37	$—		$0.66		$0.27	$—		$0.45

(1) Represents the elimination of stock-based compensation associated with the IPO and severance in connection with the termination of a certain employment contract in the Company's retail business.

(2) Represents the reclassification of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided for U.S. GAAP purposes to Net income attributable to non-controlling interest in Lucid Markets Trading Limited.

(3) Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 27.1% and 32.6% for the nine months ended September 30, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company.

(4) Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

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

(8) Represents an adjustment to reflect a reserve established relating to ongoing discussions with the FCA in the UK regarding trade execution services.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	(In thousands)
	Adjusted Pro Forma		U.S. GAAP
	2013	2012	2013	2012
Net income (loss) attributable to FXCM Inc.	$9,668	$12,539	$(5,122)	$4,513
Net income attributable to non-controlling interest in FXCM Holdings, LLC	—	—	(3,133)	8,946
Net income attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	2,466	4,381	(530)	4,381
Provision for income taxes	5,136	7,397	2,444	3,598
Depreciation and amortization	12,849	11,717	12,849	11,717
Interest on borrowing	2,869	1,158	2,869	1,158
Adjusted EBITDA	$32,988	$37,192	$9,377	$34,313

	Nine Months Ended September 30, 2013
	(In thousands)
	Adjusted Pro Forma		U.S. GAAP
	2013	2012	2013	2012
Net income (loss) attributable to FXCM Inc.	$50,485	$32,928	$11,862	$5,960
Net income attributable to non-controlling interest in FXCM Holdings, LLC	—	—	21,190	17,717
Net income attributable to non-controlling interest in Lucid Markets Trading Limited and Faros Trading LLC	14,387	5,254	(3,613)	5,254
Provision for income taxes	24,096	18,489	16,793	4,856
Depreciation and amortization	37,304	24,761	37,304	24,761
Interest on borrowing	4,976	1,698	4,976	1,698
Adjusted EBITDA	$131,248	$83,130	$88,512	$60,246

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

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at September 30, 2013:

	As of September 30, 2013
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$42,853	$873	$12,020	$6,733	$23,227
Credit Agreement(1)	660	137	523	—	—
Lucid Note Payable(2)	15,472	15,472	—	—	—
Contingent put options(3)	3,277	3,277	—	—	—
Convertible Notes	192,047	2,081	11,644	178,322	—
Vendor obligations	2,279	491	1,788	—	—
Total	$256,588	$22,331	$25,975	$185,055	$23,227
_____________________

(1)	Assumes there will be no increases to the amount borrowed at September 30, 2013. Includes commitment fees using the rates in effect as of September 30, 2013.

(2)	Principal plus interest at the stated rate of 2.25%.

(3)	See Note 12 to our unaudited condensed consolidated financial statements. Assumes exercise of put option in the fourth quarter of 2013.

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

As at September 30, 2013, (.17%) of our net assets (assets less liabilities) were in British pounds, .40% in Euros, 11.32% in Japanese yen, and 6.06% in Hong Kong dollars, and 1.44% in all other currencies than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.1 million in the case of British pounds, ($0.3) million for Euros, $7.2 million for Japanese yen, and $3.9 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.
Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at September 30, 2013, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $8.4 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the nine months ended September 30, 2013 and 2012, our credit exposure was $1.5 million and $0.2 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2013, our exposure to our three largest institutional counterparties, all major global banking institutions, was 41.1% of total assets and the single largest within the group was 13.7% of total assets. As of December 31, 2012, our exposure to our three largest institutional counterparties, all major global banking institution, was 35.3% of total assets and the single largest within the group was 18.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of September 30, 2013, our net unhedged exposure to CFD customer positions was 2.7% of total assets. A 10% change in the value of our unhedged CFD positions as of September 30, 2013 would result in an $6.3 million decrease in pre-tax income.

The Lucid acquisition exposes us to market risk in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the nine months ended September 30, 2013 was $17.4 million and the maximum intra-day gross position was $84.3 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $8.4 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2013, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 18.1% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2013, we had $102.6 million in regulatory capital requirements at our regulated subsidiaries and $355.3 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors," in our Annual Report for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012, nor have there been any new legal proceedings in the quarter ended September 30, 2013.

In October 2013, the Financial Conduct Committee (“FCA”) issued a formal settlement offer together with a Draft Warning Notice providing UK and FSL with the opportunity to reach an early settlement in connection with an ongoing investigation regarding trade execution practices concerning the handling of price improvements in our trading system prior to August 2010.  In the quarter ended September 30, 2013, we accrued $15.0 million as an estimate to settle this matter.

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

For the matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, the Company has estimated a range of possible loss. The Company believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $10.0 million as of September 30, 2013.

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

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, which we filed with the SEC on August 8, 2013.

The risks described in our filings with the SEC are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the quarter ended September 30, 2013 were as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1: July 1, 2013 to July 31, 2013	—	$—	—	$34,148,894
Month 2: August 1, 2013 to August 31, 2013	237,800	18.06	4,260,934	29,855,200
Month 3: September 1, 2013 to September 30, 2013	—	—	—	29,855,200
Total	237,800	$18.06	4,260,934	$29,855,200

* As of Settlement Date

** Average Price including Commission

On May 17, 2011, the Company’s Board of Directors approved the repurchase of up to $30.0 million of its Class A common stock. On October 17, 2011, the Company announced that its Board of Directors authorized a $20.0 million increase in the size of the Company’s share repurchase plan and on November 8, 2012 the Company announced that its board of directors increased its share repurchase program an additional $30.0 million, bringing the total authorization to $80.0 million. As of September 30, 2013 the Company had repurchased a total of 4.3 million shares of its Class A common stock. The Company is not obligated to purchase any shares under the Repurchase Program which does not have an expiration date.

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
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: November 8, 2013	By	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2013	By	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)