Form 10-K
period 2013-12-31
FXCM Inc.
filed 2014-03-17
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 001-34986
_______________________________
FXCM Inc.
(Exact name of registrant as specified in its charter)
_______________________________

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
_______________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 28, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $623,789,933

As of March 12, 2014, there were 45,752,292 outstanding shares of the registrant’s Class A Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

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

FXCM Inc. is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is an equity interest in FXCM Holdings, LLC, of which FXCM, Inc. is the sole managing member. Unless the context suggests otherwise, specifically, where “Holdings” refers to FXCM Holdings, LLC and the “Corporation” refers to FXCM Inc., references in this report to “FXCM,” the “Company,” “we,” “us” and “our” refer FXCM Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange (“FX”) trading and related services to approximately 183,679 active retail customers globally. We offer our customers access to over-the-counter (“OTC”) FX markets through our proprietary technology platform. In an FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair”. Our platform seeks to present our FX customers with the best price quotations on up to 59 currency pairs from up to 35 global banks, financial institutions and market makers, or FX market makers, which we believe provides our customers with an efficient and cost-effective way to trade FX.

We primarily offer our customers what is referred to as an agency model to execute their trades. Our agency model is fundamental to our core business philosophy because we believe that it aligns our interests with those of our customers and reduces our risks. In the agency model, when our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. We earn trading fees and commissions by adding a markup to the price provided by the FX market makers.

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

We operate our business through two segments: retail trading and institutional trading. Our retail trading segment accounted for 77.4% of our total net revenues in 2013. Our institutional trading segment, FXCM Pro, offers FX trading services to banks, hedge funds and other institutional customers on an agency model basis. In addition, we own a 50.1% controlling interest in Lucid Markets Trading Limited ("Lucid"), an electronic market-maker and trader in the institutional foreign exchange spot and futures market. Our institutional trading segment accounted for 22.6% of our total revenues in 2013. For financial information regarding our segments, see Note 26 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Our operating subsidiaries are regulated in a number of jurisdictions, including, but not limited to, the United States (“U.S.”), the United Kingdom (“U.K.”), where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions, Hong Kong, Australia and Japan. We maintain offices in these jurisdictions, among others. We offer our trading software in 17 languages, produce FX research and content in 17 languages and provide customer support in 19 languages. For the year ended December 31, 2013, approximately 87.3% of our retail customer trading volume was derived from customers residing outside the United States. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

Our Products and Services

We offer three types of accounts, each designed for a particular type of retail FX trader. Our Basic account is designed for those new to FX trading and it enables traders to open accounts between $50 and $4,999. These accounts offer trading in small increments, providing 24/7 support and access to DailyFX resources. Our Premium accounts are available to clients depositing between $5,000 and $24,999. These accounts offer the same benefits as our Basic accounts, but also allow corporate entity accounts, include additional customer support options and allow customization of account type and setup. Our Basic and Premium level accounts are available utilizing the agency or principal models. Our principal model account may offer traders a lower transaction cost, however, the large majority of our clients choose the agency model. We also offer Active Trader accounts that are designed for experienced, high volume traders and generally require an opening deposit of $25,000 or trading volume of at least $10 million per month.

We also offer trading in a growing number of other financial instruments. While some customers may choose a retail FX broker based on the breadth of products they offer, we limit the products we offer to those that meet our risk, regulatory and technology criteria.

Spot FX Pairs

We offer spot FX trading in over 59 currency pairs. Of these pairs, our most popular seven currency pairs represent over 69.1% of all trading volume, with the EUR/USD currency pair being the most popular, representing over 21.7% of our trading volume in 2013. We add new currencies to our list provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency.

Contract-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings currently include contracts for metals, fixed income, energy and stock indices, and for the year ended December 31, 2013, CFD trading constituted approximately 17.4% of total trading volume. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not offer CFDs in the United States. CFD trading is offered through our Trading Station II and Meta Trader 4 ("MT4") products similar to our currency pairs. As our FX market makers cannot process agency model trades for CFDs, these products are not offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically. However, we use futures contracts to hedge CFD positions on a net basis.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2013 spread betting constituted approximately 1.9% of total trading volume.

Equities and Equity Options

We offer our customers equity and equity option trading through FXCM Securities Limited (“FSL”). FSL offers customers outside of the United States the ability to trade equities and options on U.K., continental Europe and U.S. markets. They are offered using an FSL platform which integrates proprietary as well as third party software that connects to third party data providers, clearing firms and other market participants.

Equities and equity options offered and sold through FSL, as a regulated broker dealer in the U.K., will, if traded in the primary market, be offered and sold pursuant to Regulation S. Trading in equities and equity options for and with customers in the secondary market will be carried out by FSL in compliance with applicable rules and regulations of the Financial Conduct Authority ("FCA") and other applicable law. These products do not currently represent a material source of revenue for us.

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

Trading Station is our proprietary flagship technology platform. Trading Station combines power and functionality and is accessible through a user-friendly interface. Trading Station is designed to serve the needs of our retail FX customers, but also offers advanced functionalities often used by professional money managers and our institutional customers. Trading Station is a Windows-based platform with a wide variety of customization options for users to choose from including a choice of 17 languages. The platform provides an advanced chart offering called Marketscope which offers a wide array of customization features, technical analysis indicators, signal and alert functionality, as well as the ability to place trades directly from the chart. We grant many of our white labels a limited, non-exclusive, nontransferable, cost-free license to use Trading Station to facilitate trading volume and increase trading fees and commissions.

Active Trader Platform, also a proprietary technology platform, was built and designed for our higher volume customers. The platform is web-based, making it easily and quickly accessible by users without requiring a download. The platform features most of the same capabilities as the Trading Station platform but also adds the ability to display up to 10 tiers of market depth information. While Trading Station streams the best bid and best offer from our FX market makers to the customer, our Active Trader Platform displays not only the best bid and best offer but also the next nine bids and offers. Our customers can use this information to determine where market liquidity is heavier and therefore which direction the more immediate moves may likely be. This market depth information is similar to Level II information displayed on the more professionally geared equity trading systems, but is not common for retail FX. At present, we do not license rights or have any white label arrangements which include licenses to use our Active Trader Platform.

Meta Trader 4 is a third-party platform built and maintained by MetaQuotes Software Corp, and we have licensed the rights to offer it to our customer base. MT4 has a loyal and global user group and the platform caters towards customers with automated trading systems that they have either developed themselves or have purchased from other developers. Our MT4 platform utilizes all the features of our back office system and order execution logic that are provided to users of our proprietary technology platforms. We have integrated MT4 into the same pricing engine as Trading Station, enabling its users to get the same pricing and execution.

FXCM Pro is our institutional level FX offering that permits banks, hedge funds, professional money managers and similar entities to trade anonymously on our Electronic Communication Network (ECN). FXCM Pro adds value by connecting institutional customers to our top tier FX market makers to gain access to preferred pricing. Customers using FXCM Pro can both take and make prices on the platform. We earn revenue through markups on those prices and/or commissions charged to the customer. We are currently using the FXCM Pro ECN, which is our in-house platform as well as the licensed FastMatch FX Technology. These Platforms are designed to allow banks, hedge funds, professional money managers and similar entities to trade through FXCM Pro rather than third party platforms.

FastMatch is a third party ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. FastMatch allows clients to trade across an array of unique liquidity sub-pools each governed by its own distinct rules of trading. FastMatch will also enable institutional clients to easily transact large sizes with minimum market impact.

Other Platforms

Our Trading Station Web is similar to Trading Station but is web-based. The browser based platform allows customers to access their account from any computer without installing any additional programs. Trading Station Web is also easy to use and has most of the customization options of Trading Station.

Mirror Trader Platform, is a third party platform that we license, which allows customers to scan and review dozens of pre-programmed and pre-filtered trading systems and 39 automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. Mirror Trader Platform is an ideal option for customers that follow general market trends but may not prefer to execute trades themselves. We offer the Mirror Trader Platform to FXCM’s entire client base.

Ninja Trader Platform (“Ninja Trader”) is an award-winning and leading trading software provider that is known for its high performance analytic and trade execution tools that maximize a trader’s efficiency in fast-moving markets. Ninja Trader also offers free, daily trading webinars, an interactive product training video library, and an active online forum. Ninja Trader also offers multiple simulation options.

We also offer mobile platforms for multiple mobile devices, including Blackberry® and the iPhone®/iPad®. These platforms include a majority of the functionality found on the Trading Station and allow customers to log in and trade anywhere in the world.

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

We believe we have a well-established presence in Asia and in Europe through our white label partnerships. While referring brokers are not permitted to use our name in their advertising, certain white label partnerships are fully disclosed, including our partnership with E*Trade FFX, LLC. We also have a white label partnership with Bourse Direct, a leading independent French online financial broker, DIF Broker and GVC Gaesco.

Through our white label partners and referring brokers, we generated 43.6% of our retail trading volume for the year ended December 31, 2013. We intend to continue to build upon the success of our existing white label partnerships and referring broker networks and create new partnership opportunities around the world.

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

While our platform is available in 17 languages (English, French, Spanish, German, Russian, Korean, Turkish, Italian, Hebrew, Greek, Portuguese, Polish, Hungarian, Chinese (Traditional), Chinese (Simplified), Japanese, Arabic) and we have websites available in 17 languages (English, French, Spanish, German, Russian, Italian, Hebrew, Greek, Chinese (Traditional), Chinese (Simplified), Indonesian, Japanese, Tagalog, Malay, Thai, Vietnamese, Arabic), the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last two years, we have focused on expanding our global footprint by opening new international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and provide sales and support by native speakers. Currently, we maintain offices in the United States, the United Kingdom, France, Germany, Italy, Greece, Chile, Lebanon, Israel, Hong Kong, Japan and Australia.

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

Indirect Marketing Channels

Our indirect channels utilize a network of referring brokers and white label partners.

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

Institutional sales and marketing

FXCM Pro is targeted at institutional customers, principally banks, hedge funds, corporate treasury departments and commodity trading advisors. These customers trade using a variety of tools. Some trade directly on the FXCM Pro system, using its graphic user interface. Most, however, trade using automated systems that receive price streams from FXCM Pro, as well as other institutional price providers such as banks and ECNs. The sales process involves identifying a customer, receiving credit approval from one of our prime brokers, signing them to a contract and then connecting them to our network. Our revenues are principally determined by the number of trades executed by the institutional customer.

We service this customer base with a dedicated experienced institutional sales force primarily located in our New York, London and Hong Kong offices. As the customer base is much smaller compared to that in our retail marketplace, we are able to provide customized service and attention to each account. The institutional sales force is primarily compensated on a commission basis.

With the acquisition of Faros Trading LLC ("Faros") in September 2013, which provides FX intelligence, market coverage and execution services to the institutional FX market, we are able to provide institutional customers with targeted and value added research and expand into new segments of the institutional FX market.

Marketing expertise

We believe that our in-house marketing organization provides us with a competitive advantage. We seldom rely on outside marketing agencies to provide services because our marketing team acts as an in-house agency. Our marketing team handles functions such as creative, media buying, price-per-click advertising, website development, email and database marketing, and corporate communications. Many of these staff members have been with us for multiple years and have developed an internal knowledge base at our Company that would probably not otherwise be available. This expertise has enabled us to assemble a tightly integrated digital marketing platform which encompasses our CRM (salesforce.com), Trading Back Office, Ad Serving, and Website Analytics. As a result, we can calculate the value of any media purchase with a high level of precision on a cost per lead and cost per account basis. We believe this analysis enables us to make intelligent media buying decisions allowing us to maximize our lead and account conversion.

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

•
High Volume/Algorithmic Trading:  Our Active Trader sales group caters to active customers. Active Trader customers can receive price incentives for trading higher volumes. High volume, automated trading has increased in popularity in the FX market. We have a dedicated programming services team that can code automated trading strategies on behalf of customers. Additionally, we offer multiple automated programming interfaces that allow customers with automated trading systems to connect to our execution system.

Our retail sales and customer service teams are not compensated on a commission basis. All customers receive the same level of service, regardless of the FXCM representative. We believe this is a key differentiator for us compared to other retail FX firms that employ commission based sales forces who may not be motivated to provide support to smaller customers.

Technology and Infrastructure

Proprietary technology platform

Our FX technology platform has been designed using proprietary technologies to deliver high standards in performance, flexibility and reliability. Our platform can be divided into three main groups: (1) front-end technology platforms and trading decision support tools, (2) agency model technology platform and (3) back office applications for account management, operations, reporting and reconciliation processes.

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

Reliability and Availability

Our trading infrastructure is primarily hosted at collocation facilities run by Equinix and Xand. The two trading venues are located in New Jersey and Tokyo, with a disaster recovery location in Pennsylvania. The New Jersey and Pennsylvania datacenters are over 90 miles apart, on separate power grids and separate fiber connectivity. Each facility has N+1 (or greater) uninterruptible power supply systems, generator systems, public utility power feeds, cooling systems, internet providers and private network providers. Locations on the eastern coast of the United States were chosen to achieve both optimal networking latency to price providers and required geographic distance separation.

Applications, servers, network, storage devices, power and temperature are monitored 24 hours a day, seven days a week by support personnel through a combination of industry standard monitoring and alerting tools, including Nagios, Cacti, SmokePing and NfSen. Custom written applets and scripts are used to report key resource usage in near real-time.

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

Our systems and policies are tested annually for Payment Card Industry (“PCI”) compliance. Additionally, we engage a public accounting firm to perform an annual audit of our internal controls and issue a SSAE (Statements on Standards for Attestation Engagements) 16 audit report.

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

Risk management

We primarily utilize what is commonly referred to as an agency model, which we have been offering to customers since July 2007. We have continued to invest in our agency platform, adding additional FX market makers, improving execution and adding features to enhance the trading experience of our customers and believe that our commitment to the agency model is one example of our core business philosophy to reduce risks. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker.

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

We have entered into prime brokerage agreements with Citibank (“Citi”), Morgan Stanley, Deutsche Bank, BNP Paribas and Barclays Bank for our retail trading, and Citi, BNP Paribas and Royal Bank of Scotland for our FXCM Pro institutional business, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime brokers, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers for certain losses they may incur.

We typically also enter into Master Trading Agreements (such as International Swaps and Derivatives Association or “ISDA” agreements, Futures Master Agreements, or Prime Broker Agreements) with each financial institution that we have a liquidity relationship with. These standardized agreements are widely used in the interbank market for establishing credit relationships and are typically customized to meet the unique needs of each liquidity relationship. These Master Trading Agreements outline the products supported as well as margin requirements for each product. We have had a number of key liquidity relationships in place for over five years and as such we believe we have developed a strong track record of meeting and exceeding the requirements associated with each relationship. However, our FX market makers have no obligation to provide liquidity to us and may terminate our standing arrangements with them at any time, and we currently have a number of effective ISDA agreements and other applicable agreements with other institutions should the need arise.

Intellectual Property

We rely on a combination of trademark and copyright laws in the United States and other jurisdictions to protect our intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties and rigorously control access to proprietary technology. Currently, we do not have any pending or issued patents.

We use the following service marks that have been registered or for which we have applied for registration with the U.S. Patent and Trademark Office: Forex Capital Markets (registered service mark), FXCMPRO (registered service mark) and FXCM (registered service mark).

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

Other online trading firms:  To a lesser degree, we compete with traditional online equity brokers, OptionsXpress Holdings, Inc.,TD Ameritrade, TradeStation and Interactive Brokers. These firms generally tend to focus on listed products and may already, or will in the future, provide retail FX principally as a complementary offering. With the exception of Interactive Brokers, the firms in this category that have entered the FX market have generally done so through a relationship with a retail FX broker who specializes in FX.

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

Outside the United States, we are regulated by, among others; the FCA in the U. K.; the Securities and Futures Commission in Hong Kong (“SFC”); the Australian Securities and Investment Commission in Australia (“ASIC”); the Kanto Local Finance Bureau (“KLFB”) the Financial Services Agency in Japan (“JFSA”) and the Financial Futures Association of Japan (“FFAJ”). In addition, certain of our branch offices in Europe, while subject to local regulators (such as Commissione Nazionale per le Societa’e la Borsa (Consob); Autorite des Marches Financiers (“AMF”), and Hellenic Capital Markets Commission (“CMC”)), are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

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

Global regulatory bodies continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2013, on a separate company basis, we were required to maintain approximately $82.5 million of minimum capital in the aggregate across all jurisdictions and approximately $27.1 million of minimum capital in the aggregate for our U.S. entity. As such, as of December 31, 2013, we had approximately $219 million of excess adjusted net capital over this required regulated capital in all jurisdictions and $37.1 million in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors”, beginning on page 10 of this Annual Report.

Employees

As of December 31, 2013, we had a total of 874 full-time employees and 60 full-time contractors, 480 of which were based in the United States and 394 of which were based outside the United States. We have assembled what we believe is a highly talented group of employees many of whom have been with the firm since our founding. We believe our culture promotes a strong sense of loyalty, customer focus and high ethical standards. None of our domestic employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Our revenue is influenced by the general level of trading activity in the FX market. It is difficult to predict volatility and its effects in the FX markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher revenue in periods of volatile currency markets. Significant swings in the market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. In the event we experience lower levels of currency volatility, our revenue and profitability may be negatively affected.

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, could result in reduced trading activity in the FX market and therefore could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the U.S., we are principally regulated by the CFTC and the NFA. We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the FCA, the SFC, the ASIC, the KLFB, the JFSA and the FFAJ. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. Among other things, we are subject to regulation with regard to:

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

Trading volume for 2013 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 45.4% of our total customer trading volume. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

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

We generally consult with local counsel in jurisdictions where our total retail trading volume per jurisdiction is greater than 1%. In the aggregate, these jurisdictions represent approximately 81.7% of our total retail customer trading volume. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. We generally do not consult with local counsel in jurisdictions where the total retail trading volume per jurisdiction is less than 1%. These jurisdictions represent approximately 18.3% of our total trading volume in the aggregate. In these jurisdictions that each have less than 1% of our total trading volume, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement. In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties and our contracts with customers may be void or unenforceable, which could lead to losses relating to restitution of client funds or principal risk on open positions. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of our business with customers in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations. If sanctions, fines, restrictions on our business or other penalties are imposed on us for failure to comply with applicable legal requirements, guidelines or regulations, our financial condition and results of operations, and our reputation and ability to engage in business, may be materially adversely affected.

We periodically evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels (firms that offer our trading services to their clients under their own brand name in exchange for a revenue sharing arrangement with us) operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions and, at any given time, are generally in various stages of updating our business practices in relation to various jurisdictions. For example, in 2010, we received a request from the JFSA, the regulatory authority responsible for the regulation of FX trading in Japan, that we submit a plan for coming into compliance with JFSA requirements with respect to transacting business with Japanese retail customers who register to trade with foreign entities not regulated by the JFSA. Accordingly, we submitted a plan to the JFSA to transfer our Japanese retail customers registered with any of our subsidiaries to our subsidiary, FXCM Japan Securities Co. Limited ("FXCMJ"), which is also regulated with the KLFB in Japan. As of December 31, 2013, no Japanese clients are trading directly with an FXCM entity other than FXCMJ. In Canada, the securities and derivatives industry is governed locally by provincial or territorial legislation, and there is no national regulator. The regulation of FX products differs from province to province and territory to territory. For example, the provincial laws of British Columbia would require us to register as an investment dealer to offer our trading services directly. We previously conducted our business in British Columbia through an affiliate that was a registered exchange contract dealer with the British Columbia Securities Commission. We currently conduct our business in British Columbia through an arrangement with a registered investment dealer in Canada. In other provinces and territories in Canada, where we conduct the bulk of our Canadian business, we have historically provided our services directly from our U.S. facilities, without registering as a dealer in Canada. We are aware that local regulators in certain Canadian provinces and territories have begun to determine that FX trading services must be carried out through a registered investment dealer. Accordingly, we have entered an agreement with a registered investment dealer to address these regulatory developments.

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

In August 2011, Forex Capital Markets, L.L.C. (“US”) entered into a settlement with the NFA. The settlement terms principally pertain to FXCM’s practice concerning the execution of price improvements or “positive slippage” in its trading execution system prior to August 2010. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations to pay a fine of $2.0 million to the NFA and to provide restitution to the affected clients.

In October 2011, US entered into a settlement with the CFTC. The settlement principally addressed allegations regarding US’s failure to monitor and maintain its trading systems prior to August 2010. US had previously settled with the NFA for allegations regarding mainly the same underlying issues. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $6.0 million to the CFTC and to provide restitution to the affected clients.

In September 2012, the FCA initiated investigations relating to the past trade execution practices of Forex Capital Markets Limited ("UK") and FSL. Following a prolonged period of responding to information requests, in January 2014 UK and FSL entered into a settlement with the FCA. The settlement pertains principally to FXCM’s practice concerning the execution of price improvements or ‘positive slippage’ in its execution systems prior to August 2010. Under the terms of the settlement UK and FSL agreed to pay a fine of £4 million to the FCA and to provide restitution to the affected clients.

Following discussions with the JFSA, in July 2012, FXCMJ paid a price adjustment to certain clients who executed trades between June 30, 2008 through to December 17, 2010. We settled this matter for $2.3 million, which included an administrative penalty, during the first quarter of 2013.
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

For example, in August 2010, the CFTC released final rules relating to retail FX regarding, among other things, registration, disclosure, recordkeeping, financial reporting, minimum capital and other operational standards. Most significantly the regulations:

•
impose an initial minimum security deposit amount of 2% of the notional value for major currency pairs as designated by NFA from time to time and 5% of the notional value for all other retail FX transactions.

•
provide that referring brokers must either meet the minimum net capital requirements applicable to futures and commodity options or enter into a guarantee agreement with a CFTC-regulated FX dealer member, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time;

•
prohibit the making of guarantees against loss to retail FX customers by futures commission merchant (“FCMs”), retail foreign exchange dealer (“RFEDs”) and referring brokers and require that FCMs, RFEDs and referring brokers provide retail FX customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss.

•
require that the risk disclosure statement provided to every retail FX customer include disclosure of the number of non-discretionary accounts maintained by the FCM, or RFED, that were profitable and those that were not during the four most recent calendar quarters;

•	require us to ensure that our customers resident in the United States have accounts with our NFA-registered operating entity;

•
require that FCMs and RFEDs are obligated when re-quoting prices to do so in a symmetrical fashion so that the re-quoted prices do not represent an increase in the spread from the initially quoted prices, regardless of the direction the market moves.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), enacted in July 2010 has had broad effects on the derivatives markets generally. In response to the rulemakings by the CFTC and SEC under the Dodd-Frank Act that defined the term “swap”, FXCM conducted an in-depth review of the products offered by the firm. FXCM applied for registration as a “Swap Dealer” on December 31, 2012 and has been granted provisional status. FXCM will continue to monitor the applicability of the rules to the firm’s existing business practices. This law and related regulatory requirements may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse effect on our business and profitability.

The European Markets Infrastructure Regulation (“EMIR”) is the new European regulations on OTC derivatives, central counterparties and trade repositories. The EMIR has completed the European legislative process and is being implemented across the EU member states. The EMIR imposes three new requirements on our European operations: (a) report derivatives to a trade repository (b) clear OTC derivatives that have been declared subject to the clearing obligation through a central counterparty and (c) put in place certain risk management procedures for OTC derivative transactions that are not cleared. Current attention is being focused on the reporting requirements which take effect in February 2014.

In addition, the ASIC is considering new regulations which would limit any inappropriate advertising by the FX industry, provide disclosure benchmarks for over-the-counter CFD providers, and devise a policy on customer suitability.

Additionally, the JFSA announced in August 2010 that maximum leverage for Japanese customers would be reduced from 100-to-l to 50-to-1, and then announced a further reduction from 50-to-l to 25-to-1, effective August 2011. In Korea, the Financial Services Commission and the Financial Supervisory Services announced that, as of March 2012, FX traders would be limited to 10-to-1 leverage, down from 20-to-1, and down from 50-to-1 in September 2009.The continued impact of these regulations may diminish trading volume of our customers which can affect our revenue and profitability.

The Foreign Account Tax Compliance Act ("FATCA"), enacted in 2010 as part of the Hiring Incentives to Restore Employment Act, imposes a new system of information reporting and a new 30% withholding tax on "withholdable" payments made by U.S. persons and others to foreign financial institutions ("FFI"s) and certain non-financial foreign entities ("NFFE"s) that do not meet the information reporting requirements of FATCA. In certain circumstances, certain of our non-U.S. entities through which payments are made may be required to withhold U.S. tax at a rate of 30% on all, or a portion of, payments made after June 30, 2014. Under FATCA, non-U.S. financial institutions generally will be required to enter into agreements with the U.S. Internal Revenue Service to identify financial accounts held by U.S. persons or entities with substantial U.S. ownership, as well as accounts of other financial institutions that are not themselves participating in, or otherwise exempt from, the FATCA reporting regime. FATCA is complex and its application to FXCM is uncertain at this time. Compliance with FATCA could have a material adverse effect on our business, financial condition and cash flow.

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

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices and securities business. As of December 31, 2013, on a separate company basis, we were required to maintain approximately $82.5 million of minimum net capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system.
More recently, the EU has announced that it is in the process of implementing amendments to its Capital Requirements Directive (“CRD IV”), which seeks to strengthen its capital requirements and liquidity rules as well as expand certain reporting obligations. CRD IV legislation was entered into on January 1, 2014 and will gradually be implemented over a period until January 2019. The direct effect of the legislation on us is not known at this time, but we will continue to monitor the potential impact on our U.K. subsidiaries.

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

As a financial services firm, we and our subsidiaries are subject to laws and regulations, including the Patriot Act, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act and similar laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties or reputational damage due to noncompliance. Such penalties and subsequent remediation costs could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2013, we incurred advertising and marketing expenses of $27.1 million. Although we have spent significant financial resources on advertising and marketing expenses, these efforts may not be a cost-effective way to attract new customers. We may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation. The rules and regulations of various regulators impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

Please see “Item 3. Legal Proceedings” beginning on page 34 of this Annual Report for a description of pending material legal proceedings we are currently involved in.

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

We currently allow our customers to use credit cards to fund their accounts with us. There is a risk that in the future, new regulations or credit card issuing institutions may restrict the use of credit and debit cards as a means to fund accounts used to trade in investment products. In 2013, the NFA published a request for comments on a rule proposal to prohibit the use of credit cards to fund customer trading accounts. Deposits from credit cards, globally, represented 28.5% of total cash deposits in 2013 whereas deposits from credit cards of U.S. customers represented 3.0% of total cash deposits in 2012. The elimination or a reduction in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the United States, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our acquisitions may adversely affect our business, and new acquisitions or joint ventures that we may pursue could present unforeseen integration obstacles.

We have completed several significant acquisitions since our inception. The process of integrating the operations of these entities with ours may require a disproportionate amount of resources and management attention as the acquisitions will increase the geographic footprint of our operations, especially in Asia, Europe and the Middle East. Any substantial diversion of management attention or difficulties in operating any of the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of any of the operations of these entities with ours may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, customers from these entities may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of the combined business, both of which could materially adversely affect our revenue and results of operations.

We may also pursue new acquisitions or joint ventures that could present integration obstacles or costs. We may not realize any of the benefits we anticipated from the strategy and we may be exposed to additional liabilities of any acquired business, any of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional limited liability company interests in FXCM Holdings, LLC ("Holdings"), or Holdings Units, or shares of our Class A common stock, which would dilute ownership.

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

For example, we introduced trading in CFDs. Through our acquisition of ODL Group Limited ("ODL"), we increased the size of our CFD business and added spread betting and equity options. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, FSL and UK (which are licensed with the FCA in the U.K.), FXCM Australia Limited ("Australia") (which is licensed with the ASIC) and FXCMJ (which is licensed with the JFSA and a member of the FFAJ) offer and sell CFDs outside the United States in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the United States by us and are not eligible for resale to U.S. persons. They are not registered with the SEC or any U.S. regulator. CFDs may not be enforceable in the United States. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 20.3% of our revenues from our CFD business.

Lucid and our newly created entity V3 Markets, LLC, subject us to a variety of new risks

In June 2012, we acquired a 50.1% controlling interest in Lucid. Recently, we created a new entity with the principals of Lucid, V3 Markets, LLC (“V3”), where we will also maintain a 50.1% controlling interest. V3 will contain the assets purchased from Infinium Capital Holdings LLC (“Infinium Capital”) and certain of Infinium Capital’s affiliates.

Lucid and V3 may expose us to a variety of new risks, including:

•	Significant fluctuations in our revenues and profitability from period to period;

•	Risk of trading losses;

•	System failures and delays;

•	Expansion into new products;

•	Competition from new competitors; and

•	Our failure to implement and apply new risk management controls and procedures.

Lucid’s and V3’s revenues and operating results vary significantly from period to period, whether due to movements and trends in the underlying markets, to competitors who are willing to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to fluctuations in trading levels or otherwise. As a result, our revenues and profitability may be subject to significant fluctuations or declines.
As a market maker, Lucid provides liquidity by buying from sellers and selling to buyers. Lucid may accumulate significant positions preceding unfavorable price movements in currencies, creating the potential for trading losses. Should these events occur or increase in frequency or magnitude, we could experience material losses.

The business activities of Lucid and V3 are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, technological or operational failures, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. The nature of Lucid’s and V3’s businesses involves a high volume of transactions made in rapid fashion which could result in certain errors being repeated or compounded before they are discovered and successfully rectified. Extraordinary trading volumes or other events could cause Lucid’s or V3’s computer systems to operate at an unacceptably slow speed or even fail. Lucid’s and V3’s necessary dependence upon automated systems to record and process transactions and large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Lucid and V3 have expanded our market making and trading activities into options on selected exchange traded futures and over-the-counter FX. V3 may be exposed to additional risk due to incorrect recording and valuation of inventory as well as market events which impact large and/or illiquid positions. All of the risks that pertain to our FX business also apply to these new products, and despite the measures taken to strengthen the risk oversight of V3, we have less experience in these markets and despite a slow and thoughtful expansion, unforeseen events may have an adverse effect on our business, financial condition and results of operation.

As a result of the business of Lucid and V3, we have new competitors. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and therefore, may be better able to respond and to compete for market share generally. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially affect our business, financial condition and results of operations and cash flows.

Lucid and V3 are dependent on risk management policies and the adherence to such policies by trading staff. Policies, procedures and practices are used to identify, monitor and control a variety of risks, including market risk and risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. The trading activities of Lucid and V3as principals subject us to this risk and we may need to continually implement and apply new risk management controls and procedures. We may not successfully implement and apply risk management policies and procedures that will identify, monitor and control the risks associated with principal trading.

We offer our smaller retail clients trading through a principal model in addition to agency model, which will expose us to additional risks, including the risk of material trading losses.

We offer our smaller retail clients the option to trade through a principal model. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. In the principal model, however, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party As a result, we may incur trading losses using principal model execution for a variety of reasons, including:

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2013, we generated approximately 87.3% of our customer trading volume from customers outside the United States. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These businesses, legal and tax risks include:

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

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the recent decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our interest income was approximately $2.6 million and $3.6 million for the years ended December 31, 2013 and 2012. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2013, 44 financial institutions held our funds and our customer funds of $1.6 billion, of which Bank of America held approximately 18.8% and Nomura held approximately 19.1%. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. Moreover, in aggregate, Bank of America and Nomura hold approximately 37.9% of our entire customer and our funds, if any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

Most of the institutional customers that use our institutional trading platforms trade via credits and limits set by the customers’ prime brokers and by our prime brokers. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. We also, in certain situations, act in the capacity of a prime broker to a select number of institutional customers that use our institutional trading platform

As of December 31, 2013, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have had no significant losses due to failure to repay amounts credited to those certain institutional customers.

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

We have relationships with NFA registered referring brokers who direct new customers to us and provide marketing and other services for these customers. Many of our relationships with referring brokers are non-exclusive or may be terminated by the brokers on short notice. In addition, under our agreements with referring brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these referring brokers, the failure of the referring brokers to provide us with customers or our failure to create new relationships with referring brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offer more attractive compensation terms to one of our referring brokers, we could lose the broker’s services or be required to increase the compensation we pay to retain the broker. In addition, we may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent we do not enter into economically attractive relationships with referring brokers, our referring brokers terminate their relationship with us or our referring brokers fail to provide us with customers, our business, financial condition and results of operations and cash flows could be materially adversely affected.

Our relationships with our referring brokers may also expose us to significant reputational and legal risks as we could be harmed by referring broker misconduct or errors that are difficult to detect and deter.

Our reputation may be harmed by, or we may be liable for, improper conduct by our referring brokers, even though we do not control their activities. Referring brokers maintain customer relationships and delegate to us the responsibilities associated with FX and back-office operations. Furthermore, many of our referring brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Under the current NFA rules, we are responsible for the activities of any party that solicits or introduces a customer to us unless such party is a member or associate of the NFA. Although all of our referring brokers are members or associates of the NFA, any disciplinary action taken against our referring brokers in the United States and abroad, could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows, and, in any event, we may be subject to claims by customers and others concerning the conduct of referring brokers. In August 2010, the CFTC adopted regulations which require that referring brokers either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX broker, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time. If the referring brokers with whom we currently do business choose to enter into a guarantee agreement, we cannot assure you that such referring brokers will choose to enter into such a guarantee agreement with us, rather than one of our competitors. We would be liable for the solicitation activity and performance of our referring brokers we guarantee. At this time, we have not entered into a guarantee agreement with any of our referring brokers.

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

Risks Relating to Our Convertible Senior Notes and Related Hedge Transactions
We incurred significant indebtedness through the sale of our 2.25% convertible senior notes due 2018.
        We incurred $172.5 million of senior indebtedness in June 2013 when we sold $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the "Convertible Notes").
We cannot assure shareholders that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to make required payments related to the Convertible Notes. Our ability to meet our obligations under the Convertible Notes depends in large part on the earnings of our subsidiaries and the payment of those earnings to us, in the form of distributions, loans or advances and through repayment of loans or advances from us. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to purchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or to purchase the Convertible Notes.
Upon the occurrence of a fundamental change, subject to certain conditions, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments of up to

$1,000 for each $1,000 in principal amount of Convertible Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered for purchase upon a fundamental change or to make cash payments in respect of Convertible Notes that are being converted. In addition, our ability to purchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase Convertible Notes at a time when the purchase is required by the indenture or to pay any cash payable on conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof.

Despite current indebtedness levels associated with our revolving credit facility, we may still be able to incur substantially more debt.
We may be able to incur substantial additional indebtedness in the future, some of which may be secured. Under certain circumstances, our revolving credit facility may be increased during the term of the credit agreement to up to $250.0 million. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

Future issuances of our Class A common stock may adversely affect our stock price.
Sales of a substantial number of shares of our Class A common stock from the Convertible Notes, or the perception by the market that those sales could occur, could cause the trading price of the notes and the market price of our Class A common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon conversion of the Convertible Notes, for equity grants pursuant to our equity compensation plans and for potential exchanges of Holdings Units for shares of Class A common stock. The issuance and sale of these shares of our Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Provisions of the notes could discourage an acquisition of us by a third party.
Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Convertible Notes have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate upon conversion in connection with certain fundamental change transactions. These provisions could deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price or could limit the price that some investors might be willing to pay in the future for shares of our Class A common stock.

The conditional conversion features of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the notes are triggered, holders of notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle up to the principal amount of notes being converted through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to classify all or a portion of the outstanding principal of the notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

The convertible note hedge and warrant transactions we entered into in connection with our Convertible Notes issuance may affect the trading price of our Class A common stock.
In connection with our offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions with several financial institutions, or the hedge counterparties. We entered into these convertible note hedge transactions with the expectation that they will reduce the potential dilution to our Class A common stock and/or offset potential cash payments in excess of the principal amount of the Convertible Notes, as the case may be, upon conversion of the Convertible Notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments, as the case may be, as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Class A common stock pursuant to the warrants.

In connection with hedging these transactions, the hedge counterparties and/or their affiliates may enter into various derivative transactions with respect to our Class A Common Stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our Class A Common Stock or other securities of ours in secondary market transactions prior to maturity of the Convertible Notes (and are likely to do so during any conversion period related to any conversion of the Convertible Notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our Class A Common Stock and could have the effect of increasing or preventing a decline in the value of our Class A Common Stock during any cash settlement averaging period related to a conversion of the Convertible Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or the shares of our Class A common stock. In addition, we do not make any representation that the hedge counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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

The accounting method for the Convertible Notes may have an adverse effect on our reported financial results and is subject to uncertainty.
Under Accounting Standards Codification Topic 470-20 (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.

In addition, the equity component of the Convertible Notes are accounted for utilizing the treasury stock method, the effect of which is that the shares of Class A common stock issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the securities exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that is necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected. In addition, if we are permitted to utilize the treasury stock method, to the extent that the market price of our Class A common stock exceeds the strike price of the warrants we intend to sell to the hedge counterparties, the warrant transactions will be accounted for as if the number of shares of our Class A common stock that is necessary to settle such excess are issued. However, any shares we are entitled to receive from the hedge counterparties under the convertible note hedge transactions upon conversion of the notes, in the event that the market price of our Class A common stock exceeds the strike price of the convertible note hedge transactions, will not be reflected in our diluted earnings per share.

Risks Related to Our Organizational Structure

FXCM Inc.’s only material asset is its interest in Holdings, and it is accordingly dependent upon distributions from Holdings to pay taxes, make payments under the tax receivable agreement or pay dividends.

FXCM Inc. is a holding company and has no material assets other than its ownership of Holdings Units. FXCM Inc. has no independent means of generating revenue. FXCM Inc. intends to cause Holdings to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that FXCM Inc. needs funds, and Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Members of Holdings control a significant portion of the voting power in FXCM Inc., which may give rise to conflicts of interests.

As of December 31, 2013, members of Holdings collectively held approximately 45.2% of the combined voting power of our Class A and Class B common stock. As a result, the members of Holdings have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs as well as matters requiring shareholder approval, including mergers and other material transactions. This concentration of ownership could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of December 31, 2013, the members of Holdings owned 45.2% of the Holdings Units. Because they hold their ownership interest in our business through Holdings, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Holdings makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of Holdings may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our initial public offering ("IPO"), whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence”.

FXCM Inc. will be required to pay the counterparties to the tax receivable agreement for certain tax benefits it may claim arising in connection with our IPO and related transactions, and the amounts it may pay could be significant.

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions. At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by FXCM Inc. to these parties of 85% of the benefits, if any, that FXCM Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

We expect that the payments that FXCM Inc. may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect future payments under the tax receivable agreement relating to the purchase by FXCM Inc. of Holdings Units as part of the IPO to aggregate $68.8 million and to range over the next 15 years from approximately $3.6 million to $7.6 million per year and decline thereafter. Future payments to our pre-IPO owners in respect of 2012 and 2013 exchanges are in addition to these amounts and aggregate to $77.9 million, the amounts per year ranging from approximately $2.6 million to $6.7 million over the next 15 years. The foregoing numbers are merely estimates, and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by Holdings are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

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

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, FXCM Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that FXCM Inc. actually realizes in respect of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

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

As of December 31, 2013, we had an aggregate of more than 2.96 billion shares of Class A common stock authorized but unissued, including approximately 36.84 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 15,295,000 shares for issuance under our 2010 Long Term Incentive Plan, including, as of December 31, 2013, 7,485,369 shares issuable upon the exercise of stock options that we have granted to our officers, employees, independent contractors and outside directors. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters are located at 55 Water Street, 50th Floor, New York, NY 10041, with other U.S. offices in Plano, TX and San Francisco, CA. Outside the United States, we have offices in London, Paris, Berlin, Milan, Athens, Hong Kong, Sydney, and Tokyo. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

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

In October, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against US, ODL Securities, Inc. and ODL Securities, Ltd. (the “Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL, FXCM Securities, LLC, FSL, FXCM, Inc., and Holdings as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. Thereafter, the parties engaged in non-binding mediation. Ultimately a settlement was reached in the amount of $0.7 million which was approved by the Bankruptcy Court on June 20, 2012.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. We settled this matter for $2.3 million, which included an administrative penalty, during the first quarter of 2013.

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White (“White”), and related entities RFF GP, LLC (“RFF”), KGM Capital Management, LLC (“KGM”)(collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence.  The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The motions are currently pending.

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $3.8 million as of December 31, 2013.

In view of the inherent difficulty of predicting the outcome of litigation and claims, we cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on New York Stock Exchange under the symbol “FXCM”. The following table sets forth, for the previous two fiscal years, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange.

Fiscal 2013	Low	High
First Quarter	$10.11	$14.30
Second Quarter	$12.75	$16.81
Third Quarter	$15.75	$19.97
Fourth Quarter	$14.64	$19.78

Fiscal 2012	Low	High
First Quarter	$9.46	$13.50
Second Quarter	$9.58	$13.42
Third Quarter	$8.60	$12.00
Fourth Quarter	$8.96	$10.39

Our Class B common stock is not publicly traded.

Holders of Record

On March 12, 2014, there was 1 holder of record of our Class A common stock and 41 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

We declared a quarterly dividend of $0.06 per share on our outstanding Class A common stock during 2013. Following is a summary of dividends declared per share of Class A common stock during fiscal year 2013 (in thousands, except per share amounts):

Date of Declaration	Dividend per share	Record Date	Payment Date	Total Amount
March 6, 2013	$0.06	March 19, 2013	April 1, 2013	$2,158
May 5, 2013	$0.06	June 6, 2013	July 1, 2013	$2,278
August 6, 2013	$0.06	September 6, 2013	September 30, 2013	$2,487
November 6, 2013	$0.06	December 19, 2013	December 30, 2013	$2,680

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

FXCM Inc. is a holding company and has no material assets other than its ownership of Holding Units in Holdings. We intend to cause Holdings to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If Holdings makes such distributions to FXCM Inc., the other holders of Holding Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Holdings made distributions to the holders of Holding Units of Holdings in the amount of $14.1 million and $14.9 million during 2013 and 2012, respectively. We anticipate that future distributions by Holdings to FXCM Inc. and the other members of Holdings generally will not significantly exceed the amounts distributed to members pursuant to the tax distribution provisions of the amended and restated limited liability company agreement of Holdings, although future distributions may from time to time exceed such amounts.

Purchases of Equity Securities by the Issuer

Shares of Class A common stock repurchased by us during the quarter ended December 31, 2013, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 10: October 1, 2013 to October 31, 2013	237,000	16.68	4,497,934	25,903,206.82
Month 11: November 1, 2013 to November 30, 2013	487,600	16.03	4,985,534	18,087,341.57
Month 12: December 1, 2013 to December 31, 2013	—	—	4,985,534	18,087,341.57
Total	724,600	$16.24	4,985,534	$18,087,341.57
_______________

*	As of Settlement Date

**	Average Price including Commission

On May 17, 2011, our board of directors approved the repurchase of up to $30.0 million of our Class A common stock. On October 17, 2011, we announced that the board of directors authorized a $20.0 million increase in the size of the share repurchase plan and on November 8, 2012 we announced that the board of directors increased the share repurchase program an additional $30.0 million, bringing the total authorization to $80.0 million. As of December 31, 2013 we had repurchased a total of 4,985,534 shares of our Class A common stock. We are not obligated to purchase any shares under the Repurchase Program which does not have an expiration date. All of the above repurchases were part of this program.

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

The following table sets forth Selected Historical Consolidated Statement of Financial Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Consolidated Statements of Operations Data
Revenues
Retail trading revenue	$365,285	$339,685	$363,774	$318,472	$291,668
Institutional trading revenue	103,994	62,033	28,908	27,833	21,107
Trading revenue	469,279	401,718	392,682	346,305	312,775
Interest income	2,614	3,571	3,644	2,373	1,289
Interest expense	(258)	(277)	(329)	(116)	(125)
Net interest revenue	2,356	3,294	3,315	2,257	1,164
Other income	17,953	12,303	19,581	11,599	8,666
Total revenues	489,588	417,315	415,578	360,161	322,605
Operating Expenses
Compensation and benefits	105,470	105,779	95,086	76,195	62,588
Allocation of Income to Lucid members for services provided	21,290	—	—	—	—
Total compensation and benefits	126,760	105,779	95,086	76,195	62,588
Referring broker fees	84,231	76,585	92,832	81,365	76,628
Advertising and marketing	27,091	30,860	34,897	23,788	29,355
Communication and technology	38,441	37,113	31,869	27,120	24,026
Trading costs, prime brokerage and clearing fees	30,821	16,935	8,167	6,597	4,542
General and administrative	68,230	63,043	63,077	31,480	21,911
Depreciation and amortization	53,729	36,773	20,053	9,306	6,542
Total operating expenses	429,303	367,088	345,981	255,851	225,592
Total operating income	60,285	50,227	69,597	104,310	97,013
Other Expense
Loss on equity method investments, net	752	—	—	—	—
Interest on borrowings	7,673	2,763	—	—	—
Income before income taxes	51,860	47,464	69,597	104,310	97,013
Income tax provision	17,024	8,986	10,816	4,149	10,053
Net income	34,836	38,478	58,781	100,161	86,960
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	23,131	46,045	100,015	86,960
Net income attributable to other non-controlling interests	(4,846)	6,389	—	—	—
Net income attributable to FXCM Inc.	14,832	8,958	12,736	146	—
Weighted average shares of Class A common stock outstanding
Basic	32,789	24,086	16,567	17,319	—
Diluted	33,957	24,086	16,567	17,319	—
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.
Basic	$0.45	$0.37	$0.77	$—	$—

Diluted	$0.44	$0.37	$0.77	$—	$—
Consolidated Statements of Financial Condition Data
Cash and cash equivalents	$365,245	$272,332	$184,721	$193,330	$139,858
Cash and cash equivalents, held for customers	$1,190,880	$1,190,762	$1,046,983	$641,152	$353,825
Total assets	$2,223,947	$2,065,170	$1,487,133	$1,047,793	$517,936
Customer account liabilities	$1,190,880	$1,190,762	$1,046,984	$641,152	$353,825
Total equity	$635,381	$574,915	$293,432	$268,007	$130,788

OVERVIEW

Industry Environment

Economic Environment — Currency volatility remained at historically low levels in 2013. The daily JPMorgan Global FX Volatility Index was down 2% on average in 2013 compared with 2012. This reduced volatility suppressed trading volumes in both retail and institutional markets.

Volatility in the currency markets significantly impacts customer trading volumes which in turn impact our financial performance. In general, in periods of elevated volatility customer trading volumes tend to increase, however, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

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

Executive Summary

Despite muted currency volatility in 2013, we are pleased with our 2013 results with retail trading volumes increasing 13% in 2013 compared to 2012 and our institutional trading volumes increasing substantially in 2013 to $2.0 trillion compared to $1.2 trillion for 2012.  We are confident in our view that we will be able to continue to grow our revenues and profits in what are still moderately volatile market conditions as compared to the past few years, because of the expansion of our scale, geographic reach and diverse sources of revenue. As our near-record results in the first half of 2013 demonstrated, small improvements in trading conditions can lead to significant increases in client volumes.

Looking forward, we are optimistic that market conditions will improve in 2014.  In particular, rising interest rates will increase our interest income and bring the return of the carry trade.  In 2014, we will continue to pursue our strategy of increasing our scale and building a diversified revenue base by pursuing additional white label opportunities, expanding our institutional platform and increasing our presence in emerging markets.  Our balance sheet strength and strong cash flow puts us in a position to pursue this strategy through organic growth and selective acquisitions.   We will continue to monitor the regulatory landscape.  Regulatory changes have been a constant in our market and we expect this will continue. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations some already enacted, some proposed and some potential, which will impact other asset classes making spot FX more attractive, or impacting other FX brokers, presenting opportunities.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and commission income earned from spread betting, equity and related brokerage activities. For the years ended December 31, 2013 and 2012, 31% and 27%, respectively, of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading desks: FXCM Pro and Faros Trading LLC ("Faros"), a company in which we recently acquired 50.1% controlling interest. See “Acquisitions, Faros” under “Results of Operations”. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid. The income we earn on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation and benefits also includes the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided. This allocation is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided.”

At the time of our IPO and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 79.8% of our stock options awards granted. For the years ended December 31, 2013, 2012 and 2011, we recorded stock compensation expense related to stock options granted of $10.8 million, $10.2 million and $9.5 million, respectively. Of these amounts, $8.8 million related to stock options granted at the time of our IPO for each of the years ended December 31, 2013 and 2012 and $9.2 million for the year ended December 31, 2011, respectively. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the year ended December 31, 2013. In June 2012, our Executive Compensation Committee granted 945,847 of FXCM Inc.'s Class A common stock as an Other Equity Award. The Other Equity Award had a fair value of $11.1 million and vested at the date of grant. Accordingly, Compensation and benefits for the year ended December 31, 2012 includes $11.1 million of expense for this Other Equity Award.

The Lucid acquisition resulted in $9.4 million of deferred compensation of which $3.1 million and $1.7 million was recognized as expense for the years ended December 31, 2013 and 2012, respectively. See “Results of Operations, Acquisitions, Lucid” for additional details.

Referring Broker Fees — Referring broker fees consist primarily of compensation paid to our brokers and white labels. We generally provide white labels access to our platform systems and back-office services necessary for them to offer trading services to their customers. We also establish relationships with referring brokers that identify and direct potential trading customers to our platform. Referring brokers and white labels generally incur advertising, marketing and other expenses associated with attracting the customers they direct to our platform. Accordingly, we do not incur any incremental sales or marketing expense in connection with trading revenue generated by customers provided through our referring brokers and/or white labels. We do, however, pay a portion of the trading revenue generated by the customers of our referring brokers and/or white labels and record this expense as Referring broker fees.

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

•
Regulatory fees — consisting primarily of fees from regulators overseeing our businesses which are largely tied to our overall trading revenues. Regulatory fees also includes fines and restitution imposed by regulators from time to time; and

•	Occupancy and building operations expense — consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally developed software that has been capitalized.

Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our various acquisitions.

Income Taxes — FXCM Holdings, LLC (“Holdings”) operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As a result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in our consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition, Lucid Markets LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid Markets LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of the Company's tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable to other members of Lucid Markets LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our consolidated statements of operations as a component of compensation and benefits expense.

Other

Net income attributable to non-controlling interest in FXCM Holdings, LLC — FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our consolidated financial statements.

Net income (loss) attributable to other non-controlling interests and Allocation of net income to Lucid members for services provided — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

•
The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense in our consolidated statements of operations.

•
The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as a component of Net income (loss) attributable to other non-controlling interests in our consolidated statements of operations.

We also consolidate the financial results of other entities in which we have a controlling interest. The ownership interests of the non-controlling members is reported in net income (loss) attributable to other non-controlling interests in the consolidated statements of operations.

Adjusted Pro Forma Results - We utilize and report results presented on an Adjusted Pro Forma basis that excludes certain income and expenses not in the ordinary course of business 1 , certain items relating to the IPO of FXCM Inc. and also reflect the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We manage our business using these measures and believe that these Adjusted Pro Forma measures, when presented in conjunction with comparable generally accepted accounting principles in the United States of America ("U.S. GAAP") measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. Income and expense items not in the ordinary course of our business are noted throughout our management discussion and analysis. Further, the differences between Adjusted Pro Forma and U.S. GAAP results and reconciliations of our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP are detailed in the Non-GAAP Financial Measures section of our Management's Discussion and Analysis.

1 2013 items primarily include a $16.6 million regulatory settlement with the FCA, a $7.0 million benefit related to acquisition contingent consideration, a $3.5 million asset impairment charge and compensation costs of $3.8 million in connection with the renegotiation of a certain employment contract. 2012 items primarily include compensation costs of $13.8 million related to the renegotiation of an employee contract and a $4.4 million regulatory settlement with the Japan FSA. Please refer to Non-GAAP Financial Measures for additional information.

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting — The Financial Accounting Standards Board (“FASB”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 26 to our consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our board of directors approved the repurchase of $30.0 million and $20.0 million of our Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, the board of directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of December 31, 2013, we had repurchased 5.0 million shares for $61.9 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holding Units transaction with FXCM Inc. Therefore, as of December 31, 2013, Holdings has repurchased 5.0 million of Holding Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

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

On November 8, 2012, we entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provided us with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, we received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million

On November 15, 2013, we entered into an amendment to the Credit Agreement (the “2013 Amendment”). The 2013 amendment extended the final maturity date of the credit facility to December 2016 and provided us with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $250.0 million. Additionally, the 2013 Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 15, 2013, we received additional commitments from existing lenders and increased the credit facility to $205.0 million.

See “Liquidity and Capital Resources” for more information.

Convertible Senior Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We intend to use the remaining net proceeds from the offering for general corporate purposes, including potential future acquisitions. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Acquisitions

Faros - On September 20, 2013 (the “Faros Acquisition Date”), we acquired a 50.1% controlling interest in Faros. Faros provides foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands our presence and capabilities in the institutional marketplace. As consideration, we provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the sale purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of FXCM Inc.'s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the FXCM Inc.'s Class A

common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power. As of December 31, 2013, the fair value of the Follow-on Payment was estimated at $3.7 million. The $7.0 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros EBITDA estimate.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $23.0 million was recorded as the excess over the estimated fair value of the assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over a 3.25 year term in Compensation and benefits in the statements of operations.

Lucid - On June 18, 2012 (the “ Lucid Acquisition Date”), we acquired a 50.1% controlling interest in Lucid to expand our presence and capabilities in the institutional marketplace. Lucid's sole material asset is a controlling membership interest in Lucid Markets LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration for our interest, we issued 3.5% unsecured promissory notes totaling $71.4 million, and 9.0 million shares of FXCM Inc.'s Class A common stock to the Lucid sellers as well as $15.8 million in 3.5% unsecured promissory notes for all controlling untiliquid assets for a total estimated purchase price of $177.5 million. Any of the FXCM Inc.'s common shares issuable to a Lucid seller on an anniversary from the Acquisition Date is restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the Acquisition Date if the recipient ceases to be employed by us.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Lucid Acquisition Date. This resulted in the recording of intangible assets of $84.9 million primarily related to proprietary technology, which will be amortized over a weighted average life of 4.1 years. Goodwill of $236.5 million was recorded as the excess over the estimated fair value of the net assets acquired. In addition, the estimated fair value assigned to the Lucid Liquidity Restriction was $9.4 million, which is accounted for as deferred compensation and recognized over a 3 year term in Compensation and benefits in the statements of operations. In the second quarter of 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period. We issued 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. In connection with this adjustment, the goodwill initially recorded was reduced by $1.2 million to $235.3 million.

Foreland and FXCMJ - On October 7, 2011 and March 31, 2011, we acquired a 100% interest in Foreland and FXCMJ, respectively, two Japan based foreign exchange providers. The acquisitions were designed to increase our profile in the Japanese market and accelerate its growth in Asia, utilizing Foreland and FXCMJ’s relationships and sales force. As consideration, we provided $37.7 million and $15.7 million in cash, respectively.

The acquisitions noted above have resulted in a significant increase in amortization of intangible assets in our consolidated statements of operations and comprehensive income as these intangible assets are amortized over their estimated useful lives. In addition, the acquisitions of these entities contributed to year over year revenue and operating expense fluctuations highlighted in our discussion of year over year results since we begin reporting their respective revenues and operating expenses as of the acquisition date. Therefore, a full year of their associated revenues and operating expenses are not reflected in the year in which the respective entity was acquired.

Year Ended December 31, 2013 and 2012

The following table sets forth our consolidated statements of operations for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(Amounts in thousands)
Revenues
Retail trading revenue	$365,285	$339,685
Institutional trading revenue	103,994	62,033
Trading revenue	469,279	401,718
Interest income	2,614	3,571
Brokerage interest expense	(258)	(277)
Net interest revenue	2,356	3,294
Other income	17,953	12,303
Total net revenues	489,588	417,315
Operating Expenses
Compensation and benefits	105,470	105,779
Allocation of income to Lucid members for services provided	21,290	—
Total compensation and benefits	126,760	105,779
Referring broker fees	84,231	76,585
Advertising and marketing	27,091	30,860
Communication and technology	38,441	37,113
Trading costs, prime brokerage and clearing fees	30,821	16,935
General and administrative	68,230	63,043
Depreciation and amortization	53,729	36,773
Total operating expenses	429,303	367,088
Total operating income	60,285	50,227
Other Expense
Loss on equity method investments, net	752	—
Interest on borrowings	7,673	2,763
Income before income taxes	51,860	47,464
Income tax provision	17,024	8,986
Net income	34,836	38,478
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	23,131
Net income attributable to other non-controlling interests	(4,846)	6,389
Net income attributable to FXCM Inc.	$14,832	$8,958

Other Selected Operating Financial Metrics

	For the Year Ended December 31,
	2013	2012	2011
Customer equity (in millions)	$1,191	$1,191	$1,047
Tradable accounts	188,130	190,217	194,606
Active accounts	183,679	170,930	163,094
Daily average trades - retail customers	437,947	364,417	381,030
Total retail trading volume (1) (billions)	4,068	3,601	3,774
Retail trading revenue per million traded (1)	90	94	96
Average retail customer trading volume per day (1) (billions)	15.8	13.9	14.5
Daily average trades - institutional customers	33,387	14,136	14,097
Institutional trading volumes (1) (billions)	2,022	1,178	1,171
Average institutional customer trading volume per day (1) (billions)	7.8	4.6	4.5
Trading days	258	259	260

(1) Volume that an FXCM customer traded in period translated into US dollars.

Highlights
In 2013 and 2012, we took the following actions to support our strategy to increase our scale and build a diversified revenue base:

•
We improved our liquidity by issuing 2.25% Convertible Notes with an aggregate principal amount of $172.5 million in June 2013. In addition, in both 2013 and 2012, we amended our credit agreement to increase the total commitments provided under the facility. Our amendment in November 2013 increased the total commitments to $205.0 million, provides us with the ability to expand the facility to $250.0 million and extended the final maturity date to December 2016. The credit facility was also amended to provide for continued flexibility regarding financing and investment initiatives. By improving our liquidity, we are now in a better position to pursue organic and external growth opportunities.

•
On June 18, 2012, we purchased a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. in order to expand our presence and capabilities in the institutional market place.

•
In the second quarter of 2012, we invested in FastMatch, a newly formed third party ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms.

•	In September 2013, we purchased a 50.1% interest in Faros, a provider of foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market.

Despite historically low currency volatility, our customer metrics and financial results improved in 2013 when compared to 2012:

•	Retail trading volume increased 13% to $4,068 billion.

•	Institutional trading volume increased 72% to $2,022 billion.

•	Reported net income of $34.8 million, decreased 9.5% or $3.6 million from 2012.

•	Adjusted Pro Forma net income of $74.2 million, an increase of $25.3 million and 51.6% respectively versus 2012.

Revenues

	December 31, 2013	December 31, 2012
	(In thousands)
Revenues:
Retail trading revenue	$365,285	$339,685
Institutional trading revenue	103,994	62,033
Trading revenue	469,279	401,718
Interest income	2,614	3,571
Brokerage interest expense	(258)	(277)
Net interest revenue	2,356	3,294
Other income	17,953	12,303
Total net revenues	$489,588	$417,315

Retail trading revenue increased by $25.6 million or 7.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. While revenue per million decreased 4.3%, revenue overall increased, primarily due to an increase in revenues earned from CFD trading offset by lower revenue from retail FX trading. The decline in revenue from retail FX trading, despite the volume increase of 13%, is driven by a higher proportion of volume coming from Yen-based currency pairs in 2013, where we earn a lower mark-up on these trades.

Institutional trading revenue increased by $42.0 million or 67.6% to $104.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is due primarily to $39.7 million of increased revenue from Lucid resulting from the inclusion of revenues for the full year in 2013 versus six and a half months in 2012. Revenues from our other institutional business also increased $2.3 million or 11.6% due primarily to increased volume in spite of a lower mark-up. In 2012, we undertook several initiatives aimed at improving our institutional volume and increasing our institutional market share. Specifically, starting in the first quarter of 2012, we began migrating clients from a third party platform to an in-house platform and we passed the savings that resulted from the migration to our customers by lowering the customer mark-up. In addition, in the second quarter of 2012, we entered into a relationship with FastMatch, a third party ECN for spot foreign exchange trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms. These two initiatives now make up the majority of our institutional volume.

Net interest revenue decreased $0.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease is attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income of $18.0 million for the year ended December 31, 2013 primarily consists of a $7.0 million benefit related to an adjustment recorded in December 2013 to reduce the initial contingent consideration recorded for the Faros acquisition (see Acquisitions - Faros for additional information), $3.1 million of account dormancy and ancillary fees, $7.2 million of FSL's brokerage activities and a bad debt recovery of $0.8 million, offset by a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate. Other income of $12.3 million for the year ended December 31, 2012 primarily consists of $3.0 million of account dormancy and ancillary fees, $5.9 million of FSL's brokerage activities and $1.4 million from a settlement with the former owners of ODL. The increase in FSL’s brokerage revenue relates to our London Metals Exchange ("LME") desk which commenced trading in the second quarter of 2012.

Expenses

	December 31, 2013	December 31, 2012
	(In thousands)
Expenses:
Compensation and benefits	$105,470	105,779
Allocation of income to Lucid members for services provided	21,290	—
Total compensation and benefits	126,760	105,779
Referring broker fees	84,231	$76,585
Advertising and marketing	27,091	30,860
Communication and technology	38,441	37,113
Trading costs, prime brokerage and clearing fees	30,821	16,935
General and administrative	68,230	63,043
Depreciation and amortization	53,729	36,773
Total expenses	429,303	367,088

Compensation and benefits expense increased $21.0 million or 19.8% to $126.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Compensation expense in 2013 includes Allocation of income to Lucid members for services provided of $21.3 million, representing the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided. In addition, compensation expense in 2013 and 2012 includes charges of $3.5 million and $11.1 million, respectively, in connection with the renegotiation of an employee contract. Excluding these items, compensation and benefits increased $7.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is primarily attributable to higher headcount, an increase in variable compensation, a full year of amortization of deferred compensation expense for Lucid and an increase in stock compensation expense.

Referring broker fees increased $7.6 million or 10.0% to $84.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is related to an increase in indirect retail trading volumes of 7.8% and higher CFD referring broker fees.

Advertising and marketing expense decreased $3.8 million or 12.2% to $27.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease is partly due to ending our sponsorship of a FX television show and trading contest on the CNBC television network in February 2013. Advertising and marketing costs have decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $1.3 million or 3.6% to $38.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The $1.3 million increase is primarily attributable to (i) $1.2 million due to the inclusion of Lucid expenses for the full year in 2013 versus six and a half months in 2012; (ii) $0.9 million of market data listing fees related to the CFD business; (iii) $0.8 million of FastMatch expenses; (iv) $0.5 increased expenses for FXCM Pro, partially offset by (v) $1.4 million lower equipment maintenance cost and (vi) $0.9 million lower equipment leasing costs and technology provider costs for FSL.

Trading costs, prime brokerage and clearing fees increased $13.9 million or 82.0% to $30.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The $13.9 million increase is primarily attributable to (i) $10.5 million due to the inclusion of Lucid expenses for the full year in 2013 versus six and a half months in 2012; (ii) $0.6 million attributable to FSL for our LME Desk which commenced trading in the second quarter of 2012 and (iii) $2.3 million related to higher prime broker fees.

General and administrative expense increased $5.2 million or 8.2% to $68.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. General and administrative expense for the year ended December 31, 2013 includes an expense of $16.6 million pertaining to a settlement with the FCA regarding pre August 2010 trade execution practices, and general and administrative expense for the year ended December 31, 2012 includes a $4.2 million accrual established to settle certain trading system matters with the JFSA. Excluding these settlements, general and administrative expense decreased $7.2 million. The $7.2 million decrease is primarily attributable to (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCMJ's operations and system redundancy; (ii) lower bank charges of $1.7 million due to the termination of a vendor relationship in Japan; (iii) $1.2 million decrease in FCA extraordinary levy (iv) $1.6 million of acquisition costs incurred in the second quarter of 2012; (v) $1.1 million lower professional fees for FSL, primarily audit costs, and (vii) $0.5 million lower U.K. consumption taxes.

Depreciation and amortization expense increased $17.0 million or 46.1% to $53.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The $17.0 million increase is primarily attributable to (i) $10.0 million due to the inclusion of Lucid expense for intangible amortization for the full year in 2013 versus six and a half months in 2012; (ii) a $3.5 million impairment charge to write down the value of an electronic FX option trading platform and (iii) $4.0 million due to higher depreciation related to capitalized software.

Non-Operating Expenses

	December 31, 2013	December 31, 2012
	(In thousands)
Contractual interest expense
Credit Agreement	$869	$913
Lucid Promissory Notes	405	1,546
Convertible Notes(1)	2,232	—
Amortization of Debt Discount
Convertible Notes(1)	2,904	—
Amortization of Debt Issuance Costs
Credit Agreement	564	304
Convertible Notes(1)	699	—
Total interest expense	$7,673	$2,763

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

The following table presents the weighted average borrowings under the Credit Agreement, the Lucid Promissory Notes and the Convertible Notes:

	December 31, 2013	December 31, 2012
	(in millions)
Credit agreement	$34.9	$41.2
Lucid Promissory Notes	18.1	44.2
Convertible Notes	83.7	—

Income Taxes

	December 31, 2013	December 31, 2012
	(In thousands, except percentages)
Income before income taxes	$51,860	$47,464
Income tax provision	17,024	$8,986
Effective tax rate	32.8%	18.9%

Our operating subsidiary, Holdings, is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings income is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interests in FXCM Holdings, LLC in our consolidated statements of operations.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $8.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our effective tax rate increased to 32.8% for the year ended December 31, 2013 from 18.9% for the year ended December 31, 2012. The increase in the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in our ownership in Holdings, a valuation allowance established on foreign tax credits and the non-deductible FCA penalty accrued. The increase in our ownership in Holdings is due to members of Holdings exchanging their membership units for our Class A common stock. Our effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to FXCM Inc., and therefore taxable, increases. The effect of Holdings members' unit exchanges is partially offset by our Class A common stock repurchases. Anytime we repurchase shares of our Class A common stock, Holdings enters into an equivalent Holdings membership unit transaction with us. The effect of these repurchases decreases our ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to FXCM Inc. In addition, our effective tax rate increased due to earning a higher portion of our income from subsidiaries (primarily Lucid) taxed locally as corporations in their respective foreign jurisdictions in 2013. This increase in tax on foreign sourced income is somewhat offset by a lower statutory tax rate in effect in the U.K.

Year Ended December 31, 2012 and 2011

The following table sets forth our consolidated statement of operations for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(Amounts in thousands)
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

General and administrative expense in 2011 included a $16.3 million expense relating to our settlement with the CFTC and the NFA regarding trade execution activities. In addition, general and administrative expenses in 2011 included $4.4 million of costs relating to the relocation of our corporate headquarters. When excluding these charges, general and administrative expense increased $12.4 million or 24.4%. The $12.4 million increase is primarily attributable to (i) $2.8 million due to a full year of expense in 2012 for Foreland and FXCMJ; (ii) $1.4 million of one-time costs incurred in 2012 related to the relocation of FXCMJ’s operations and system redundancy; (iii) $2.4 million expense resulting from a system error while integrating FXCMJ’s platform; (iv) $2.6 million of expense related to a reserve established to settle certain trading system matters with the JFSA regarding trade execution activities (v) $1.2 million expense related to an extraordinary levy by the U.K. FSA on all of its members; and (vi) $3.0 million in increased professional fees relating to our acquisition of Lucid and higher accounting and auditing fees.

Depreciation and amortization expense increased $16.7 million or 83.4% to $36.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The $16.7 increase is primarily attributable to $11.4 million of expense due to the amortization of intangibles related to the Lucid acquisition, $1.6 million of the increase due to a full year of expense for FXCMJ’s and Foreland’s and $3.6 million due to higher capitalized software amortization.

Non-Operating Expenses

	December 31, 2012	December 31, 2011
	(In thousands)
Interest on borrowings	$2,763	$—

Interest on borrowings of $2.8 million for the year ended December 31, 2012 consists of $1.2 million related to the Credit Agreement and $1.6 million related to the notes issued in connection with Lucid Acquisition. We did not incur interest expense in 2011 because we had no outstanding borrowings.

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

Segment Results

Years Ended December 31, 2013, 2012, 2011

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 183,679 active retail customers globally as of December 31, 2013.

Revenues, operating expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Revenues	$379,840	$355,282
Operating and other expenses	219,016	218,018
Income before income taxes	$160,824	$137,264

Revenues from our Retail Trading segment increased $24.6 million or 6.9% to $379.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. While revenue per million decreased 4.3%, retail trading revenue overall increased, primarily due to an increase in revenues earned from CFD trading offset by lower revenue from retail FX trading. The decline in revenue from retail FX trading, despite the volume increase of 13%, is driven by a higher proportion of volume coming from Yen-based currency pairs in 2013, where we earn a lower mark-up on these trades. Net interest revenue decreased $0.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held. Other income decreased $0.1 million, primarily due to a $1.4 million gain and a $0.2 million loss from a settlement with the former owners of ODL recorded in 2012 and 2013, respectively, largely offset by increased revenues of $1.3 million related to FSL’s brokerage activities for the LME desk which commenced trading in the second quarter of 2012 and a bad debt recovery of $0.8 million.

Operating and other expenses increased $1.0 million or 0.5% to $219.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Operating and other expenses increased as a result of (i) referring broker fees increased $8.9 million due to an increase in indirect retail trading volume and higher CFD fees; (ii) trading cost, prime brokerage and clearing fees increased $1.9 million due to higher prime broker fees and $0.6 million attributable to FSL’s brokerage activities and (iii) depreciation and amortization expense increased $2.8 million due primarily to $4.0 million of higher amortization expense on capitalized software, partly offset by lower amortization of intangibles related to fully amortized assets. Operating and other expenses decreased due to (i) employment and benefits decreased $8.4 million due primarily to charges in 2013 and 2012 of $3.5 million and $11.1 million, respectively, in connection with the renegotiation of an employee contract; (ii) advertising and marketing decreased $3.8 million due partly to ending our sponsorship of a FX television show and trading contest and also due to our strategy to reduce costs through targeted advertising and marketing initiatives and (iii) general and administrative expense decreased $0.7 million, primarily due to lower bank charges of $2.4 million for FXCMJ, largely due to $1.7 million for the termination of a vendor relationship in Japan, partly offset by higher bank and regulatory fees for U.S. of $0.5 million and FSL of $0.8 million.

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

Operating and other expenses decreased $0.5 million or 0.2% to $218.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Operating expense decreased as a result of (i) lower referring broker fees of $16.0 million or 17.6% in 2012 compared to 2011 which correlates to the decrease in indirect volume of 18.4%; (ii) higher compensation costs of $10.0 million primarily due to $12.7 million of expense associated with equity based compensation issued in connection with the renegotiation of certain employment contracts and $1.9 million resulting from the inclusion of a full year of compensation and benefits expenses in 2012 for Foreland and FXCMJ compared to partial year expenses recorded during 2011 following their acquisitions in October 2011 and March 2011, respectively, partially offset by lower bonus expense in 2012; (iii) lower advertising and marketing costs of $4.0 million due in part to the decline in advertising costs associated with the sponsorship of a FX television show and a trading contest on the CNBC television network in 2011 and decreased costs in line with the Company’s cost reduction strategies; (iv) higher general and administrative expense of $5.0 million primarily due to a loss resulting from a system integration error in Tokyo and a reserve established to settle certain trading system matters with the JFSA regarding trading execution activities; and (v) $4.1 million of higher depreciation and amortization expenses primarily due to increased expense resulting from higher capitalized software.

Institutional Trading

Revenues, operating and other expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Revenues	$110,957	$62,033
Operating and other expenses	99,536	45,164
Income before income taxes	$11,421	$16,869

Revenues for our Institutional Trading segment increased $48.9 million or 78.9% to $111.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Institutional trading revenue increased by $42.0 million due primarily to $39.7 million of increased revenue from Lucid resulting from the inclusion of revenues for the full year in 2013 versus six and a half months in 2012. Revenues from our other institutional business also increased $2.3 million or 11.6% due primarily to increased volume in spite of a lower mark-up. The remainder of the increase is due to a benefit of $7.0 million related to an adjustment recorded in December 2013 to reduce the initial contingent consideration recorded for the Faros acquisition included in Other income.

Operating and other expenses increased $54.4 million or 120.4% to $99.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, attributable to (i) compensation and benefits increased $26.6 million as a result of the inclusion of Allocation of net income to Lucid members for services provided of $21.3 million for the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Compensation and benefits also increased due to higher salaries and bonus for the FXCM Pro business and a full year of amortization of deferred compensation expense for Lucid; (ii) communication and technology costs increased $2.8 million primarily due to $1.2 million related to Lucid expenses for the full year in 2013 versus six and a half months in 2012, $0.8 million for FastMatch expenses and $0.5 million increased expenses for FXCM Pro; (iii) trading costs, prime brokerage and clearing fees increased $12.0 million primarily attributable to $10.5 million due to the inclusion of Lucid expenses for the full year in 2013 versus six and a half months in 2012 and higher prime broker fees for FXCM Pro and FastMatch; (iv) depreciation and amortization increased $14.1 million due primarily to $10.0 of Lucid expense for intangible amortization for the full year in 2013 versus six and a half months in 2012 and a $3.5 million impairment charge to write down the value of an electronic FX option trading platform. These increases were partly offset by $1.2 million of lower referring broker fees for FXCM Pro and $1.1 million of lower interest expense on the Lucid Promissory Notes issued in conjunction with the acquisition.

Revenues, operating and other expenses and income before income taxes of the Institutional Trading segment for the years ended December 31, 2012 and 2011 are as follows:

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

Corporate

Loss before income taxes of the Corporate segment for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Revenues	$(1,209)	—
Operating and other expenses	119,176	106,669
Loss before income taxes	$(120,385)	$(106,669)

Loss before income taxes increased $13.7 million or 12.9% to $120.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily attributable to $5.8 million of interest expense on the Convertible Notes and a $5.4 million increase in general and administrative expense, primarily due to an expense of $16.6 million pertaining to a settlement with the FCA regarding pre August 2010 trade execution practices and general and administrative expense for the year ended December 31, 2012 includes a $4.2 million accrual established to settle certain trading system matters with the Financial Services Agency of Japan. Excluding these settlements, general and administrative expense decreased $7.0 million. The $7.0 million decrease is primarily attributable to (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCMJ's operations and system redundancy; (ii) $1.2 million decrease in U.K. extraordinary levy (iii) $1.6 million of acquisition costs incurred in the second quarter of 2012; (iv) $1.1 million lower professional fees for FSL, primarily audit costs, and (v) $0.5 million lower U.K. consumption taxes. The remainder of the increase is primarily due to an increase in compensation and benefits of $2.7 million due to higher headcount, variable compensation and stock compensation expense, partly offset by lower communication costs of $1.5 million. Revenues includes a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate.

Loss before income taxes of the Corporate segment for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Revenues	$—	$3,314
Operating expenses	106,669	106,663
Loss before income taxes	$(106,669)	$(103,349)

Loss before income taxes increased $3.3 million or 3.2% to $106.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is attributable to the inclusion of $3.3 million of non-recurring income in 2011 related to a tax receivable liability to reflect our revised U.S. federal tax rate. Operating expenses primarily consists of general and administrative, communication and technology, rent and compensation and benefits expenses. For the year ended December 31, 2012, general and administrative expenses decreased $5.5 million, rent expense decreased $1.0 million and salary expense decreased $1.2 million compared to the year ended December 31, 2011. These decreases were offset by communication and technology costs increases of $6.7 million primarily as a result additional expense relating to database infrastructure upgrade and support services for the year ended December 31, 2012 compared to the year ended December 31, 2011.

As noted above, general and administrative expense component of operating expense decreased $5.5 million to $44.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. General and administrative expense in 2011 included a $16.3 million expense relating to our settlement with the CFTC and the NFA regarding trade execution activities. In addition, operating expense in 2011 included $4.4 million of costs relating to the relocation of our corporate headquarters. When excluding these charges, operating expense increased $15.2 million. The $15.2 million increase is primarily attributable to (i) $2.8 million due to a full year of expense in 2012 for Foreland and FXCMJ; (ii) $1.4 million of one-time costs incurred in 2012 related to the relocation of FXCMJ’s operations and system redundancy; (iii) $2.4 million expense resulting from a system error while integrating FXCMJ’s platform;(iv) $2.6 million of expense relating to the settlement with the JFSA regarding trade executive activities; (v) $1.2 million expense related to an extraordinary levy by the FCA on all of its members; and (vi) $3.0 million in increased professional fees relating to our acquisition of Lucid and higher accounting and auditing fees.

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2013
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$82,989	$86,974	$104,068	$91,254
Institutional trading revenues	21,790	22,856	31,792	27,556
Trading revenue	104,779	109,830	135,860	118,810
Interest income	728	537	670	679
Brokerage interest expense	(71)	(63)	(69)	(55)
Net interest income	657	474	601	624
Other income	7,907	2,944	3,672	3,430
Total net revenues	113,343	113,248	140,133	122,864
Operating Expenses

Compensation and benefits	26,541	28,809	26,587	23,533
Allocation of Income to Lucid members	3,290	2,996	15,004	—
Total compensation and benefits	29,831	31,805	41,591	23,533
Referring broker fees	19,750	20,709	22,422	21,350
Advertising and marketing	7,278	6,305	6,157	7,351
Communication and technology	10,210	10,111	9,765	8,355
Trading costs, prime brokerage and clearing fees	7,113	6,809	8,961	7,938
General and administrative	14,387	27,949	13,423	12,471
Depreciation and amortization	16,425	12,849	12,481	11,974
Total operating expenses	104,994	116,537	114,800	92,972
Total operating income	8,349	(3,289)	25,333	29,892
Other Expenses
Equity Investments, gain (loss)	(24)	(183)	(397)	(148)
Interest on borrowing	2,697	2,869	1,290	817
Income (loss) before income taxes	5,628	(6,341)	23,646	28,927
Income tax provision	231	2,444	6,390	7,959
Net income (loss)	5,397	(8,785)	17,256	20,968
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	3,660	(3,133)	14,093	10,230
Net income (loss) attributable to other non-controlling interests	(1,233)	(530)	(6,961)	3,878
Net income (loss) attributable to FXCM Inc.	$2,970	$(5,122)	$10,124	$6,860

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$2,970	$(5,122)	$10,124	$6,860
Net income per Class A Share:
Basic	$0.08	$(0.15)	$0.33	$0.24
Diluted	$0.08	$(0.15)	$0.32	$0.23

	For the Year Ended December 31, 2012
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,852	$85,237	$77,870	$92,726
Institutional trading revenues	19,125	25,868	11,220	5,820
Trading revenue	102,977	111,105	89,090	98,546
Interest income	661	990	1,059	860
Brokerage interest expense	(42)	(66)	(78)	(91)
Net interest income	619	924	981	769
Other income	4,498	2,919	1,612	3,274
Total net revenues	108,094	114,948	91,683	102,589
Operating Expenses
Compensation and benefits	24,604	24,156	33,802	23,217
Referring broker fees	17,720	18,708	19,968	20,189
Advertising and marketing	7,594	7,509	7,487	8,270
Communication and technology	10,522	9,600	8,611	8,380
Trading costs, prime brokerage and clearing fees	6,748	6,981	1,893	1,313
General and administrative	14,152	13,681	16,813	18,397
Depreciation and amortization	12,012	11,717	6,863	6,181
Total operating expenses	93,352	92,352	95,437	85,947
Total operating income	14,742	22,596	(3,754)	16,642
Other Expenses
Interest on borrowing	1,065	1,158	271	269
Income before income taxes	13,677	21,438	(4,025)	16,373
Income tax provision	4,130	3,598	(1,109)	2,367
Net income	9,547	17,840	(2,916)	14,006
Net income attributable to non-controlling interest	6,549	13,327	(1,475)	11,118
Net income attributable to FXCM Inc.	$2,998	$4,513	$(1,441)	$2,888

	For the Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$2,998	$4,513	$(1,441)	$2,888
Net income per Class A Share:
Basic and Diluted	$0.11	$0.17	$(0.06)	$0.16

	For the Year Ended December 31, 2011
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$95,540	$97,017	$93,482	$77,735
Institutional trading revenues	7,088	7,720	6,721	7,379
Trading revenue	102,628	104,737	100,203	85,114
Interest income	807	963	933	941
Brokerage interest expense	(103)	(93)	(60)	(73)
Net interest income	704	870	873	868
Other income	5,353	3,368	2,263	8,597
Total net revenues	108,685	108,975	103,339	94,579
Operating Expenses
Compensation and benefits	26,424	22,955	23,121	22,586
Referring broker fees	20,579	25,720	24,932	21,601
Advertising and marketing	10,522	9,870	7,487	7,018
Communication and technology	8,310	8,190	8,010	4,719
Trading costs, prime brokerage and clearing fees	1,682	2,095	2,190	2,199
General and administrative	14,205	11,102	27,054	10,716
Depreciation and amortization	5,852	5,367	4,740	4,094
Total operating expenses	87,574	85,299	97,534	75,573
Total operating income	21,111	23,676	5,805	19,006
Other Expenses
Interest on borrowing	—	—	—	—
Income before income taxes	21,111	23,676	5,805	19,006
Income tax provision	60	8,136	2,070	549
Net income	21,051	15,540	3,735	18,457
Net income attributable to non-controlling interest	17,823	12,142	420	15,661
Net income attributable to FXCM Inc.	$3,228	$3,398	$3,315	$2,796

	For the Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net Income (In thousands)	$3,227	$3,398	$3,315	$2,796
Net income per Class A Share:
Basic and Diluted	$0.21	$0.21	$0.19	$0.16

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity, capital needs and new business transactions with funds generated from our operations, the net proceeds received from the Convertible Notes and borrowings under our Credit Agreement.

As of December 31, 2013, we had cash and cash equivalents of $365.2 million and available borrowing capacity under the Credit Agreement of $205.0 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently intend to permanently reinvest the earnings of certain foreign subsidiaries, a change in this decision in the future could increase our effective tax rate. At December 31, 2013, approximately 28.8% of our cash and cash equivalents was held in these respective foreign subsidiaries.

	As of December 31, 2013
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	USA	$27.1	$64.2	$37.1
Forex Capital Markets, Ltd.	U.K.	24.7	86.0	61.3
FXCM Asia, Ltd.	Hong Kong	12.3	33.6	21.3
FXCM Australia, Ltd.	Australia	0.4	4.7	4.3
ODL Group, Ltd.	U.K.	6.9	18.4	11.5
FXCM Securities, Ltd.	U.K.	8.2	34.8	26.6
FXCM Japan Securities Co., Ltd.	Japan	5.6	36.3	30.7
Lucid Markets LLP	U.K.	4.2	41.8	37.6
Faros Trading LLC	USA	—	0.1	0.1

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

Cash Flows and Capital Expenditures

Years Ended December 31, 2013 and 2012

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
	(In thousands)
Cash provided by operating activities	$123,572	$102,134
Cash used in investing activities	(70,720)	(67,952)
Cash provided by financing activities	47,243	56,364
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,182)	(2,935)
Net increase in cash and cash equivalents	92,913	87,611
Cash and cash equivalents – end of year	$365,245	$272,332

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
EBITDA(1)	$113,262	$87,000
Non-cash equity-based compensation	13,959	22,979
Net interest payments	(3,449)	(2,334)
Net income tax payments	(6,936)	(12,617)
All other, net, including net current assets and liabilities	6,736	7,106
Net cash provided by operating activities	$123,572	$102,134
______________

(1)	See Non-GAAP Financial Measures

Cash provided by operating activities increased $21.4 million to $123.6 million in 2013 when compared to 2012. The increase was primarily attributable to an increase in EBITDA, which includes $39.6 million of additional cash flow generated by Lucid. Tax payments decreased $5.7 million due to lower taxes paid in foreign jurisdictions somewhat offset by a payment of $4.1 million related to the tax receivable agreement.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
Capital expenditures	$(23,416)	$(27,263)
Acquisitions, net of cash acquired	(32,312)	(36,555)
Payment for equity investment	(3,000)	(4,000)
Purchase of notes	(11,942)	—
Other	(50)	(134)
Net cash used in investing activities	$(70,720)	$(67,952)

Cash used in investing activities of $70.7 million consisted of $23.4 million of capital expenditures, payments of $28.4 million of unsecured promissory notes issued in connection with the Lucid acquisition, $3.9 million related to our Faros acquisition, $11.9 million for the acquisition of notes receivable issued by Infinium Capital and a $3.0 million payment related to our investment in FastMatch. The $22.9 million of unsecured promissory notes issued in connection with the Lucid acquisition were repaid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes. In the second quarter of 2013, the Company issued unsecured promissory notes to the Lucid sellers for $15.3 million for an increase in the Lucid purchase price due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period. These notes matured in December 2013 and the Company paid $5.5 million and issued $9.8 million in unsecured promissory notes maturing in June 2014. In September 2013, we purchased a 50.1% controlling interest in Faros and the $3.9 million represents our initial cash outlay of $5.0 million less the net cash acquired of $1.1 million. In December 2012, we committed to a $7.0 million investment in FastMatch of which $4.0 million was paid in December 2012 and $3.0 million was paid in March 2013. Capital expenditures for the year included $15.1 million of capitalized software, software licenses of $2.4 million and $5.4 million of computer equipment.

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
Distributions to members	$(14,147)	$(14,926)
Contributions from members	5,650	578
Dividends paid	(9,602)	(6,813)
Proceeds from exercise of stock options	22,499	—
Common stock repurchased	(28,080)	(7,475)
Proceeds from issuance of Convertible Notes, net of debt issuance costs	166,453	—
Purchase of note hedge relating to Convertible Notes issuance	(29,101)	—
Proceeds from issuance of warrants relating to the Convertible Notes issuance	18,571	—
Net (payments) borrowings under the Credit Agreement	(85,000)	85,000
Net cash provided by financing activities	$47,243	$56,364

Cash provided by financing activities in 2013 decreased by $9.1 million compared to $56.4 million provided in 2012. In June 2013 we received net proceeds of $166.5 million from the Convertible Notes. We used $10.5 million of the net proceeds to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes and repaid $80.0 million of outstanding borrowings under our revolving credit agreement. Distributions to non-controlling members were approximately $14.1 million in 2013 compared to $14.9 million in 2012. The decrease in distributions is primarily attributable to the decrease in the non-controlling ownership of Holdings. As of December 31, 2013, non-controlling members owned approximately 45.2% of Holdings compared to 57.5% as of December 31, 2012. Dividends paid to our Class A common stockholders were $9.6 million in 2013 compared to $6.8 million in 2012. The increase in dividends paid is due to the increase in our outstanding Class A common stock. In 2013, our weighted average Class A common stock shares outstanding were 34.0 million compared to 24.1 million in 2012. In 2013, we used approximately $28.1 million for repurchases of our Class A common stock compared to $7.5 million in 2012. As previously mentioned, our board of directors has approved a Stock Repurchase Program aggregating $80.0 million and through December 31, 2013, we have repurchased 5.0 million shares for $61.9 million under this Stock Repurchase Program. The size and timing of these purchases are based on a number of factors, including price, business and market conditions. In 2012, we borrowed $85.0 million under the Credit Agreement. The funds were primarily used to paydown the $64.0 million of notes that were issued in connection with the acquisition of Lucid.

Years Ended December 31, 2012 and 2011

The following table sets forth a summary of our cash flows for the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(In thousands)
Cash provided by operating activities	$102,134	$83,949
Cash used in investing activities	(67,952)	(45,603)
Cash provided by (used in) financing activities	56,364	(44,052)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,935)	(2,903)
Net increase (decrease) in cash and cash equivalents	87,611	(8,609)
Cash and cash equivalents – end of year	$272,332	$184,721

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
EBITDA(1)	$87,000	$89,650
Non-cash equity-based compensation	22,979	9,535
Net interest payments	(2,334)	—
Net income tax payments	(12,617)	(4,117)
All other, net, including net current assets and liabilities	7,106	(11,119)
	$102,134	$83,949

(1)	(See Non-GAAP Financial Measures)

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

Details of cash used in investing activities are as follows, with amounts in thousands:

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

Details of cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2012	2011
Distributions to members	$(14,926)	$(29,911)
Contributions from members	578	16,263
Dividends paid	(6,813)	(3,905)
Common stock repurchased	(7,475)	(26,357)
Net borrowings under the Credit Agreement	85,000	—
Other	—	(142)
	$56,364	$(44,052)

Cash provided by financing activities in 2012 increased by $100.4 million compared to $44.1 million used in 2011. Distributions to non-controlling members were approximately $14.9 million in 2012 compared to $29.9 million in 2011. The decrease in distributions is attributable to the decrease in the non-controlling ownership of Holdings as well as the decline in our net income. As of December 31, 2012, non-controlling members owned approximately 57.5% of Holdings compared to 79.6% as of December 31, 2011. Dividends paid to our Class A common stockholders were $6.8 million in 2012 compared to $3.9 million in 2011. The increase in dividend paid to our Class A common stockholders is due to the increase in our outstanding Class A common stock. In 2012, our weighted average Class A common stock shares outstanding were 24.1 million compared to 16.6 million in 2011. In 2012, we used approximately $7.5 million for repurchases of our Class A common stock compared to $26.4 million in 2011. As previously mentioned, our board of directors has approved a Stock Repurchase Program aggregating $80.0 million and through December 31, 2012, we have repurchased 3.2 million shares or $33.8 million under this Stock Repurchase Program. The size and timing of these purchases are based on a number of factors, including price, business and market conditions. In 2012, we borrowed $85.0 million under the Credit Agreement. The funds were primarily used to paydown the $64.0 million of notes that were issued in connection with the Lucid acquisition.

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

On November 8, 2012, Holdings entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provided Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million.

On November 15, 2013, Holdings entered into an amendment to the Credit Agreement (the “2013 Amendment”). The 2013 amendment extended the final maturity date of the credit facility to December 2016 and provided Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $250.0 million. Additionally, the 2013 Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 15, 2013, Holdings received additional commitments from existing lenders and increased the credit facility to $205.0 million.

As of December 31, 2013 and 2012, Holdings’ outstanding balance under the Credit Agreement was nil and $85.0 million, respectively.

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

	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Consolidated Leverage Ratio
Less than .50 to 1.00	0.25%	1.75%	0.75%
Greater than or equal to 0.50 to 1.00 but less than 1.00 to 1.00	0.30%	2.00%	1.00%
Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00, but less than 2.00 to 1.00	0.40%	2.50%	1.50%
Greater than or equal to 2.00 to 1.00	0.45%	2.75%	1.75%

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $1.4 million, $1.2 million and nil for the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK, Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the Credit Agreement, of 4.00 to 1.00 and 2.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default.

During the years ended December 31, 2013 and 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $34.9 million and $41.2 million, respectively. During the years ended December 31, 2013 and 2012, the weighted average interest rate related to the Credit Agreement was 2.4% and 2.1% , respectively.

Senior Convertible Notes due 2018

In June 2013, we issued $172.5 million principal amount of Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions described below, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We intend to use the remaining net proceeds from the offering for general corporate purposes, including potential future acquisitions.

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

Lucid Notes Payable

In connection with the Acquisition, we issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million which matured on December 21, 2012. On December 21, 2012, in satisfaction of the matured notes we repaid $64.0 million in cash and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance with a maturity date of December 21, 2013. The notes were repaid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period and we issued six-month 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. The notes matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million with a maturity date of June 6, 2014.

NON-GAAP FINANCIAL MEASURES

Adjusted Pro Forma basis is a non-generally accepted accounting principles ("non-GAAP") measure. Adjusted Pro Forma results begin with information prepared in accordance with U.S. GAAP, adjusted to exclude certain items and reflects the conversion of all units of Holdings for shares of Class A common stock of FXCM Inc. Management believes that the disclosed Adjusted Pro Forma measures and any adjustments thereto, when presented in conjunction with comparable U.S. GAAP measures, are useful to investors to compare FXCM's results across several periods and facilitate an understanding of FXCM's operating results. We use these measures to evaluate our operating performance, as well as the performance of individual employees. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. The differences between Adjusted Pro Forma and U.S. GAAP results are as follows:

1.
Assumed Exchange of Units of Holdings for FXCM Inc. Class A Shares.  As a result of the exchange of Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all Holdings units.

2.
Compensation Expense.   Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s IPO as well as costs associated with the renegotiation or termination of certain employment contracts that held profit sharing interests in the performance of the Company's business units. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
Lucid Minority Interest/Compensation Expense.  Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under “Allocation of net income to Lucid members for services provided.” Adjustments have been made to the Adjusted Pro Forma Earnings to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net income attributable to other non-controlling interests.” The Company's management believes that this reclassification provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

4.
Acquisition Costs/Income.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs/income. Given the nature of these items, they are not viewed by management as expenses/income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

5.
Regulatory Costs.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs (including client reimbursements) associated with ongoing discussions and settling certain historical trade execution matters with the Company's regulators. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Depreciation. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain impairment charges recorded as a component of depreciation. Given the nature of these charges they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these charges.

7.
Income Taxes.  Prior to the IPO FXCM was organized as a series of limited liability companies and foreign corporations, and even following the IPO not all of the Company's income is subject to corporate-level taxes. As a result, adjustments (including tax receivable agreement adjustments recorded to Other income) have been made to the Adjusted Pro Forma earnings to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates. This assumption is consistent with the assumption that all of Holdings units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company. In addition, Adjusted Pro Forma income tax provision reflects the tax effect of any adjusted pro forma adjustments.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31
	2013					2012					2011
	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$489,588	$(5,750)	(9)	$483,838		$417,315	$—		$417,315		$415,578	$(3,314)	(10)	$412,264
Expenses
Compensation and benefits	105,470	(12,289)	(1)	93,181		105,779	(21,475)	(5)	84,304		95,086	(9,269)	(8)	85,817
Allocation of income to Lucid members for services provided	21,290	(21,290)	(2)	—		—	—		—		—	—		—
Total compensation and benefits	126,760	(33,579)		93,181		105,779	(21,475)		84,304		95,086	(9,269)		85,817
Referring broker fees	84,231			84,231		76,585	—		76,585		92,832	—		92,832
Depreciation, amortization and interest expense	61,402	(3,454)	(13)	57,948		39,536	—		39,536		20,053	—		20,053
Other expense	165,335	(16,908)	(6)	148,427		147,951	(4,426)	(11)	143,525		138,010	(16,262)	(12)	121,748
Total expenses	437,728	(53,941)		383,787		369,851	(25,901)		343,950		345,981	(25,531)		320,450
Income before income taxes	51,860	48,191		100,051		47,464	25,901		73,365		69,597	22,217		91,814
Income tax provision	17,024	8,783	(3)	25,807		8,986	15,403	(3)	24,389		10,816	13,844	(3)	24,660
Net income	34,836	39,408		74,244		38,478	10,498		48,976		58,781	8,373		67,154
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	(24,850)	(4)	—		23,131	(23,131)	(4)	—		46,045	(46,045)	(4)	—
Net income attributable to other non-controlling interests	(4,846)	21,290	(2)	16,444		6,389	—		6,389		—	—		—
Net income attributable to FXCM Inc.	14,832	42,968		57,800		8,958	33,629		42,587		12,736	54,418		67,154
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	33,957	—		76,361	(7)	24,086	—		73,896	(7)	16,567	—		74,548	(7)
Diluted net income per share as reported and adjusted pro forma net income per fully exchanged, fully diluted weighted average shares outstanding	$0.44	—		$0.76		$0.37	—		$0.58		$0.77	—		$0.90

__________________

(1)	Represents the elimination of equity-based compensation associated with the IPO and a charge incurred in connection with the termination of an employment contract in the Company's retail business.

(2)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings attributed to non-controlling interests recorded as compensation for U.S. GAAP purposes to Net income attributable to other non-controlling interests.

(3)
Represents an adjustment to reflect an effective corporate tax rate of approximately 25.8%, 33.2% and 26.9% for the years ended December 31, 2013, 2012 and 2011, respectively assuming a full exchange of existing unitholders Holdings Units for shares of Class A common stock of the Company and the tax effect of any pro forma adjustments.

(4)
Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings Units for shares of Class A common stock of the Company.

(5)
Represents the elimination of equity-based compensation associated with the IPO, severance and stock-based compensation in connection with the termination or renegotiation of certain employment contracts in the Company's institutional and retail businesses.

(6)	Represents an adjustment to eliminate a reserve established relating to a settlement with FCA regarding pre August 2010 trade execution practices.

(7)	Fully diluted shares assuming all unitholders had fully exchanged their Holdings Units for shares of Class A common stock of the Company.

(8)	Represents the elimination of equity-based compensation associated with the IPO.

(9)
Represents the elimination of a $7.0 million benefit recorded to reduce the the initial contingent consideration recorded for the Faros acquisition and the elimination of a $1.2 million expense attributable to the remeasurement of Due to related parties pursuant to the tax receivable agreement relating to the change in our U.S. federal tax rate.

(10)
Represents the elimination of an amount related to the remeasurement of our tax receivable liability pursuant to a tax receivable agreement. This non-recurring expense is attributable to the change in our U.S. federal income tax rate.

(11)
Represents the elimination of certain acquisition-related costs and the elimination of costs (including client reimbursements) associated with settling historical trade execution issues with the Financial Services Agency of Japan.

(12)
Represents an adjustment to eliminate an expense relating to a settlement with the National Futures Association and the Commodity Futures Trading Commission regarding trade execution activities. Pursuant to an agreement with a subsidiary of Holdings, certain founding members of Holdings reimbursed the cost of these matters, up to $16.0 million plus additional amounts as approved by such founding members. Consequently, there was no impact to FXCM Inc.'s net income for the year ended December 31, 2011 as the entire expense was allocated to such funding members. Accordingly $16.3 million of additional capital was provided by the respective founding members.

(13)	Represents the elimination of an amount related to an impairment adjustment to the carrying value of an electronic foreign exchange options trading platform in the Company's institutional business.

The following table reconciles EBITDA and adjusted EBITDA to U.S. GAAP Net Income and Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	(In thousands)
	U.S. GAAP			Adjusted Pro Forma
	2013	2012	2011	2013	2012	2011
Net income attributable to FXCM Inc.	$14,832	$8,958	$12,736	$57,800	$42,587	$67,154
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	23,131	46,045	—	—	—
Net income attributable to other non-controlling interests	(4,846)	6,389	—	16,444	6,389	—
Provision for income taxes	17,024	8,986	10,816	25,807	24,389	24,660
Depreciation, amortization, and interest expense	61,402	39,536	20,053	57,948	39,536	20,053
EBITDA	$113,262	$87,000	$89,650	$157,999	$112,901	$111,867

Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments at March 14, 2014:

	As of December 31, 2013
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$46,672	$5,915	$13,904	$6,959	$19,894
Credit Agreement (1)	55,222	1,731	53,491	—	—
Lucid Note Payable (2)	9,910	9,910	—	—	—
Contingent put options (3)	3,443	3,443	—	—	—
Convertible Notes	189,966	3,881	11,644	174,441	—
Vendor obligations	1,704	1,271	434	—	—
Total	$306,918	$26,151	$79,473	$181,399	$19,894

(1)
Assumes there will be no other increases to the amount borrowed as of March 14, 2014 and the outstanding balance will be paid upon expiration of the facility. Includes commitment fees using the rates in effect as of December 31, 2013.

(2)	Principal plus interest at the stated rate of 2.25%.

(3)	See Note 20 to our consolidated financial statements. Assumes exercise of put option in the first quarter of 2014.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, cash and cash equivalents, held for customers, fair value measurements, office, communication and computer equipment, business combinations, goodwill, other intangibles, derivatives and income taxes.

A summary of our critical accounting policies and estimates follows:

Revenue Recognition

We make foreign currency markets for customers trading in FX spot markets and through our subsidiary FSL, engage in equity and related brokerage activities. FX transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income. Commissions earned on brokerage activities are recorded on a trade date basis and are recognized currently in income.

Retail Trading Revenue

Under our retail agency FX offering, trading revenue is earned by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Retail trading revenues principally represent the difference of our realized and unrealized foreign currency trading gains or losses on our positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis. Additionally, we earn income from trading in CFDs, rollovers, payments for order flow, and spread betting. Income or loss on CFDs represents the difference between the realized and unrealized trading gains or losses on our positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. Our order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to our retail customers. We recognize payments for order flow as earned on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis.

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by the FXCM Pro division and Faros. The counterparties to these trades are external financial institutions that also hold customer account balances. We receive commission income on these trades without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. We also earn income from market making and electronic trading in the institutional foreign exchange spot and futures markets through our subsidiary, Lucid. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

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

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and are included in due from/to brokers in our consolidated statements of financial condition. We recognize all derivative financial instruments in the consolidated statements of financial condition as either assets or liabilities at fair value. We enter into future contracts to (i) economically hedge the open customer contracts on our CFD business and (ii) hedge trading in our electronic market making and institutional foreign exchange spot and futures markets. Future contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on future contracts related to our CFD business are included in Retail trading revenue and gains or losses on hedge trading in our electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

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

When Level I inputs are available, those inputs are selected for determination of fair value. To value derivatives that are characterized as Level II and III, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each derivative and financial asset or liability is based on the highest priority level of input within this fair value hierarchy.

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

Goodwill

We recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of the goodwill impairment test, we have identified our Retail and Institutional trading segments as our reporting units. We perform a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1 carrying values.

The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2013. Although there is no impairment as of December 31, 2013, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology, non-compete agreements and trade names recorded from various acquisitions.
The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 4 to 9 years, 3 to 9 and 3 years, respectively. Proprietary technology is also finite-lived intangibles and is amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.

Indefinite-lived assets are not amortized but tested for impairment. Our policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on indefinite-lived assets is performed during the fourth quarter of our fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.

Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, Holdings' income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings' income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

In accordance with ASC 740, we evaluate a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized. We are audited by U.S. federal and state, as well as foreign, tax authorities. In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed. As audit settlements are reached, we adjust the corresponding reserves, if required, in the period in which the final determination is made. While it is difficult to predict the final outcome or timing of a particular tax matter, we believe that our reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

Accounting Pronouncements Adopted in 2012

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between U.S GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level III fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4)the disclosure of all transfers between Level I and Level II of the fair value hierarchy. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its consolidated financial statements.

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

Accounting Pronouncements Adopted in 2013

Balance Sheet Offsetting

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 which requires disclosures of both gross and net information about instrument and transactions eligible for offset as well as transactions subject to an agreement similar to a master netting agreement. In February 2013, the FASB issued ASU No. 2013-01 which limited the scope of the offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815. ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s consolidated financial statements.

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, “Intangibles —  Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This guidance became effective for the Company on January 1, 2013. Since this guidance only changes the manner in which the Company assesses indefinite-lived intangible assets for impairment, adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

Reclassification Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact on the presentation of the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncement

Certain Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU No. 2013-20, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount it expect to pay on behalf of its co-obligors.
ASU No. 2013-20 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. The Company plans to adopt the standard on its required effective date of January 1, 2014 and does not expect the adoption of this standard to have a material effect on our consolidated financial condition, results of operations or cash flows.
Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of an Investment within a Foreign Entity or of an Investment in a Foreign Entity
In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in Foreign Entity. This standard addresses whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The standard also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.
Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.
ASU No. 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. The Company plans to adopt the standard on its required effective date of January 1, 2014 and does not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefits When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward. When the carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset.
ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. The Company plans to adopt the standard prospectively on its required effective date of January 1, 2014 and does not expect the adoption of the standard to have a material effect on its consolidated financial condition, results of operations or cash flows.

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

As of December 31, 2013, (2.7)% of our net assets (assets less liabilities) were in British pounds, 0.9% in Euros, 13.2% in Japanese yen, and 1.7% in Hong Kong dollars, and 3.0% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax gain (loss) of $(1.7) million in the case of British pounds, $0.5 million for Euros, $8.4 million for Japanese yen and $1.1 million for Hong Kong Dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held, we estimate that a 50 basis point increase in interest rates would increase our annual pretax income by approximately $7.8 million. We also have a credit facility with a floating interest rate. As of December 31, 2013, no amounts were outstanding under the facility.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her useable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the years ended December 31, 2013 and 2012, we incurred $1.3 million and $0.3 million, respectively, in losses from customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2013, our exposure to our largest institutional counterparties, all major global banking institutions, was 33.0% of total assets and the single largest within the group was 13.4% of total assets.

In 2013 we acquired notes receivable from Infinium Capital. The notes expose us to the risk that Infinium Capital will fail to meet their obligation. The notes are secured by liens on capital stock, equity interest held and certain other subsidiaries and other assets of Infinium Capital.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of December 31, 2013, our net unhedged exposure to CFD customer positions was 3.14% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of December 31, 2013 would result in an $7.0 million decrease in pre-tax income.

We offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis and they have been reviewed and approved by our Board of Directors. As of December 31, 2013, our net unhedged exposure to FX customer positions was 1.21% of total assets. A hypothetical 10% change in the value of our unhedged FX positions as of December 31, 2013 would result in an $2.7 million decrease in pre-tax income.

We acquired a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the year ended December 31, 2013 was $17.4 million and the maximum intra-day gross position was $84.3 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $8.43 million decrease in consolidated pre-tax income.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2013, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 16.4% of total assets.

Operational risk

Our operations are subject to various risks resulting from technological interruptions, failures, or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2013, we had $82.5 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $301.5 million of capital on a consolidated basis.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited the accompanying consolidated statements of financial condition of FXCM Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), FXCM Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our reported dated March 14, 2014 expressed an unqualified opinion thereon.

/ / Ernst & Young LLP

New York, NY

March 14, 2014

FXCM Inc.

Consolidated Statements of Financial Condition

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$365,245	$272,332
Cash and cash equivalents, held for customers	1,190,880	1,190,762
Due from brokers	5,450	8,040
Accounts receivable, net	9,953	6,336
Deferred tax asset	11,910	10,598
Notes receivable	5,992	—
Tax receivable	3,861	6,003
Total current assets	1,593,291	1,494,071
Deferred tax asset	166,576	117,221
Office, communication and computer equipment, net	49,165	50,316
Goodwill	307,936	285,654
Other intangible assets, net	76,713	97,792
Notes receivable	5,950	—
Other assets	24,316	20,116
Total assets	$2,223,947	$2,065,170
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,190,880	$1,190,762
Accounts payable and accrued expenses	69,697	52,635
Credit agreement	—	85,000
Notes payable	9,800	22,867
Due to brokers	8,652	14,494
Deferred tax liability	—	7,100
Due to related parties pursuant to tax receivable agreement	18,588	13,569
Total current liabilities	1,297,617	1,386,427
Deferred tax liability	3,687	12,351
Due to related parties pursuant to tax receivable agreement	131,670	87,271
Senior convertible notes	146,303	—
Other liabilities	9,289	4,206
Total liabilities	1,588,566	1,490,255
Commitments and Contingencies
Stockholders' Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 44,664,884 and 34,683,599 shares issued and outstanding as of December 31, 2013 and 2012, respectively	447	347
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 41 and 43 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in-capital	245,426	171,390
Retained earnings	16,352	11,122
Accumulated other comprehensive income	(5,344)	(1,301)
Total stockholders’ equity, FXCM Inc.	256,882	181,559
Non-controlling interests	378,499	393,356
Total stockholders’ equity	635,381	574,915
Total liabilities and stockholders’ equity	$2,223,947	$2,065,170

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$365,285	$339,685	$363,774
Institutional trading revenue	103,994	62,033	28,908
Trading revenue	469,279	401,718	392,682
Interest income	2,614	3,571	3,644
Brokerage interest expense	(258)	(277)	(329)
Net interest revenue	2,356	3,294	3,315
Other income	17,953	12,303	19,581
Total net revenues	489,588	417,315	415,578
Operating Expenses
Compensation and benefits	105,470	105,779	95,086
Allocation of income to Lucid members for services provided	21,290	—	—
Total compensation and benefits	126,760	105,779	95,086
Referring broker fees	84,231	76,585	92,832
Advertising and marketing	27,091	30,860	34,897
Communication and technology	38,441	37,113	31,869
Trading costs, prime brokerage and clearing fees	30,821	16,935	8,167
General and administrative	68,230	63,043	63,077
Depreciation and amortization	53,729	36,773	20,053
Total operating expenses	429,303	367,088	345,981
Total operating income	60,285	50,227	69,597
Other Expense
Loss on equity method investments, net	752	—	—
Interest on borrowings	7,673	2,763	—
Income before income taxes	51,860	47,464	69,597
Income tax provision	17,024	8,986	10,816
Net income	34,836	38,478	58,781
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	23,131	46,045
Net income (loss) attributable to other non-controlling interests	(4,846)	6,389	—
Net income attributable to FXCM Inc.	$14,832	$8,958	$12,736

Weighted average shares of Class A common stock outstanding:
Basic	32,789	24,086	16,567
Diluted	33,957	24,086	16,567
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.45	$0.37	$0.77
Diluted	$0.44	$0.37	$0.77
Dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2013	2012	2011
Net income	$34,836	$38,478	$58,781
Other comprehensive income
Foreign currency translation gain (loss)	(9,678)	(3,414)	57
Income tax expense (benefit)	(108)	12	(3)
Other comprehensive income (loss), net of tax	(9,570)	(3,426)	60
Comprehensive income	25,266	35,052	58,841
Comprehensive income attributable to non-controlling interest in FXCM Holdings, LLC	19,323	21,148	46,015
Comprehensive income (loss) attributable to other non-controlling interests	(4,846)	6,389	—
Comprehensive income attributable to FXCM Inc.	$10,789	$7,515	$12,826

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2011	$165,787	$146	$52	$101,848	100	$1	17,319,000	$173	$268,007
Net income	46,045	12,736	—	—	—	—	—	—	58,781
Other comprehensive income (loss), net of tax	(30)	—	90	—	—	—	—	—	60
Comprehensive income	46,015	12,736	90	—	—	—	—	—	58,841
Class A common stock
Repurchase of class A common stock	—	—	—	(26,333)	—	—	(2,419,609)	(24)	(26,357)
Equity based compensation	—	—	—	10,637	—	—	—	—	10,637
Dividends on class A common stock	—	(3,905)	—	—	—	—	—	—	(3,905)
Other Initial Public Offering costs	(142)	—	—	—	—	—	—	—	(142)
Contributions	16,263	—	—	—	—	—	—	—	16,263
Distributions	(29,911)	—	—	—	—	—	—	—	(29,911)
Balance as of December 31, 2011	198,012	8,977	142	86,152	100	1	14,899,391	149	293,433
Net income	29,520	8,958	—	—	—	—	—	—	38,478
Other comprehensive loss, net of tax	(1,983)	—	(1,443)	—	—	—	—	—	(3,426)
Comprehensive income (loss)	27,537	8,958	(1,443)	—	—	—	—	—	35,052
Class A common stock
Repurchase of class A common stock	(2,618)	—	—	(4,849)	—	—	(750,125)	(8)	(7,475)
Equity based compensation	12,918	—	—	11,428	—	—	782,015	8	24,354
Dividends on Class A common stock	—	(6,813)	—	—	—	—	—	—	(6,813)
Exchange of Holdings Units to Class A common stock (see Note 15)	(17,759)	—	—	17,651	(57)	—	10,752,318	108	—
Effects of Tax Receivable Agreement	—	—	—	5,120	—	—	—	—	5,120
Settlement of receivable balance with related party (see Note 15)	(3,205)	—	—	(774)	—	—	—	—	(3,979)
Stock issuances, Lucid acquisition (see Note 5)	7,851	—	—	13,622	—	—	1,800,000	18	21,491

See accompanying notes to the consolidated financial statements.

	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders Equity
					Shares	Dollars	Shares	Dollars
Contingently issuable shares, Lucid acquisition (see Note 5)	24,803	—	—	43,040	—	—	7,200,000	72	67,915
Contributions	578	—	—	—	—	—	—	—	578
Distributions	(14,926)	—	—	—	—	—	—	—	(14,926)
Non-controlling interest- Lucid (see Note 5)	160,165	—	—	—	—	—	—	—	160,165
Balance as of December 31, 2012	393,356	11,122	(1,301)	171,390	43	1	34,683,599	347	574,915
Net income	20,004	14,832	—	—	—	—	—	—	34,836
Other comprehensive loss, net of tax	(5,527)	—	(4,043)	—	—	—	—	—	(9,570)
Comprehensive income (loss)	14,477	14,832	(4,043)	—	—	—	—	—	25,266
Class A common stock
Repurchase of class A common stock	(9,270)	—	—	(18,792)	—	—	(1,815,800)	(18)	(28,080)
Equity based compensation	8,668	—	—	6,631	—	—	—	—	15,299
Dividends on Class A common stock	—	(9,602)	—	—	—	—	—	—	(9,602)
Exchange of Holdings Units to Class A common stock (see note 15)	(53,500)	—	—	53,399	(4)	—	10,094,371	101	—
Assignment of permitted transferees	—	—	—	—	2	—	—	—	—
Stock options exercised	7,777	—	—	14,705	—	—	1,702,714	17	22,499
Effects of Tax Receivable Agreement	—	—	—	9,441	—	—	—	—	9,441
Equity component of Convertible Note issuance	15,512	—	—	13,589	—	—	—	—	29,101
Sale of warrants	9,899	—	—	8,672	—	—	—	—	18,571
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Distributions	(14,147)	—	—	—	—	—	—	—	(14,147)
Contributions	5,650	—	—	—	—	—	—	—	5,650
Non-controlling interest- Other Adj	20	—	—	(20)	—	—	—	—	—
Non-controlling interest Faros Trading LLC	15,569	—	—	—	—	—	—	—	15,569
Balance as of December 31, 2013	$378,499	$16,352	$(5,344)	$245,426	41	$1	44,664,884	$447	$635,381

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$34,836	$38,478	$58,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	53,729	36,773	20,053
Equity-based compensation	13,959	22,979	9,535
Deferred tax expense (benefit)	11,442	7,170	(74)
Deferred revenue	—	—	(6,000)
Adjustment to follow-on payment for business acquisition	(6,959)	—	—
Loss on disposal of fixed assets	126	773	320
Amortization of deferred bond discount	2,904	—	—
Amortization of deferred financing cost	1,263	304	—
Loss on equity method investments, net	752	—	—
Gain on settlement of receivables from related parties	—	(1,436)	—
Bad debt	—	—	1,250
Due to related parties pursuant to tax receivable agreement	1,209	—	(3,314)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	1,390	(142,463)	(116,276)
Due from brokers	2,590	(6,427)	2,739
Accounts receivable, net	(3,577)	13,178	765
Tax receivable, net	2,142	(3,987)	177
Other assets	1,521	5,172	(3,256)
Customer account liabilities	118	143,779	118,981
Accounts payable and accrued expenses	15,997	(11,341)	4,572
Other liabilities	1,410	—	—
Payments for tax receivable agreement	(4,079)	—	—
Due to brokers	(5,842)	999	(4,304)
Foreign currency remeasurement loss	(1,359)	(1,817)	—
Net cash provided by operating activities	123,572	102,134	83,949
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(32,312)	(36,555)	(12,787)
Payment for equity investment	(3,000)	(4,000)	(1,319)
Purchases of intangible assets	(50)	(134)	(1,456)
Purchase of notes receivable	(11,942)	—	—
Purchase of office, communication and computer equipment, net	(23,416)	(27,263)	(30,041)
Net cash used in investing activities	(70,720)	(67,952)	(45,603)
Cash Flows From Financing Activities
Payment for IPO	—	—	(142)
Members’ distributions	(14,147)	(14,926)	(29,911)
Members' contributions	5,650	578	16,263
Dividends paid	(9,602)	(6,813)	(3,905)
Proceeds from exercise of stock options	22,499	—	—
Common stock repurchases	(28,080)	(7,475)	(26,357)
Proceeds from issuance of senior convertibles notes, net	166,453	—	—
Purchase of convertible note hedges	(29,101)	—	—
Proceeds from sale of warrants	18,571	—	—
Borrowings under the credit agreement	10,000	130,000	—
Payments on borrowings under the credit agreement	(95,000)	(45,000)	—
Net cash provided by (used in) financing activities	47,243	56,364	(44,052)

 See accompanying notes to the consolidated financial statements.

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,182)	(2,935)	(2,903)
Net increase (decrease) in cash and cash equivalents	92,913	87,611	(8,609)
Cash and cash equivalents
Beginning of year	272,332	184,721	193,330
End of year	$365,245	$272,332	$184,721
Supplemental disclosures of cash flow activities
Net cash paid for taxes	$6,936	$12,617	$4,117
Net cash paid for interest	$3,449	$2,334	$—
Supplemental disclosure of non-cash investing activities
Exchange of Holding Units for shares of Class A common stock	$53,500	$17,759	$—
Settlement of receivable from related party	$—	$(3,979)	$—
Value of equity interest paid for business acquisition	$—	$89,406	$—
Note issued for business acquisition	$15,300	$22,867
Non-controlling interest – Lucid	$—	$160,165	$—
Non-controlling interest - Faros Trading LLC	$15,569	$—	$—
Follow-on Payment for business acquisition (not yet paid)	$10,631	$—	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.

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

As an online provider of FX trading and related services, the Company offers its retail and institutional customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers, or FX market makers. The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. The Company earns trading revenue by adding a markup to the price provided by the FX market makers, not trading profit or losses. Additionally, the Company offers its customers the ability to trade contract for differences (“CFDs”), spread betting, equities and equity options through its United Kingdom subsidiaries. CFDs allow for the exchange of the difference in the value of a particular asset such as a stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. Spread betting allows our customers to bet on the price fluctuations of various financial markets such as FX, indices, oil and metals.

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and Faros Trading LLC ("Faros") (see Note 5). The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income on these trades without taking any market or credit risk. The Company also offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division and Faros. These services allow customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services. In addition, the Company, through its 50.1% controlling interest in Lucid Markets Trading Limited (“Lucid”) (see Note 5), is an electronic market-maker and trader in the institutional FX market.

Note 2. Reorganization and IPO

Reorganization

Prior to the completion of the Corporation’s IPO, the limited liability company agreement of Holdings (the “LLC Agreement’) was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e., the owners of Holdings prior to the IPO) (the “Existing Unit Holders”) into a single new class of units (“Holding Units”). The Existing Unit Holders also entered into an exchange agreement (the “Exchange Agreement”) under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, subject to the terms of the Exchange Agreement as described therein, to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Following the IPO, each of the Existing Unit Holders held one share of Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to the aggregate number of Holding Units held by such holder, subject to customary adjustments for stock splits, stock dividends and reclassifications.

At the time of the IPO, the Corporation purchased newly-issued Holding Units from Holdings and outstanding Holding Units from the Existing Unit Holders, including members of its senior management, at a purchase price per unit equal to the $14.00 price per share of Class A common stock in the offering net of underwriting discounts. Since the Existing Unit Holders continued to have control of over 50% of the voting shares (through their interests in the Corporation) upon completion of the exchange, the exchange of cash by the Corporation for Holding Units was accounted for as a transaction between entities under

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Reorganization and IPO - (continued)

common control in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The date of the exchange was December 7, 2010 (i.e., the effective date of the IPO). As described in more detail in Note 3, subsequent to the IPO and the reorganization described above, the Corporation consolidates the financial results of Holdings and its subsidiaries and reflects the ownership interest of the other members of Holdings as a non-controlling interest in the Corporation’s consolidated financial statements.

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

The Corporation entered into a tax receivable agreement with Holdings members that will provide for the payment by the Corporation to Holdings members of an amount equal to 85% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) any increases in tax basis resulting from Section 754 election and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation is computed by comparing the actual income tax liability of the Corporation to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had the Corporation not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity (VIE) as required by ASC 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.
As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 54.8% and 45.2%, respectively, as of December 31, 2013. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 42.5% and 57.5%, respectively, as of December 31, 2012.
Net income attributable to the non-controlling interest in Holdings in the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to other non-controlling interests in the consolidated statements of operations represents the portion of net income attributable to the non-controlling interests of Lucid, Faros and other consolidated subsidiaries or VIE's. Net income attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided” in the consolidated statements of operations. Net income or loss attributable to the non-controlling interest in Faros (see Note 5) represents the portion of earnings or loss attributable to the 49.9% economic interest held by Faros non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated subsidiaries or VIE's represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.
Non-controlling interests in the consolidated statements of financial condition represents the portion of equity attributable to the non-controlling interests of Holdings, Lucid, Faros and other consolidated subsidiaries or VIE's. The allocation of equity to the non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity.

The Company's consolidated financial statements include the following significant subsidiaries of Holdings:

Forex Capital Markets LLC	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	("Lucid LLP")
Faros Trading LLC	("Faros")

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50% ), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments are included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Loss on equity method investments, net in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

FXCMJ, a wholly owned subsidiary of Holdings, has a fiscal year end of March 31 while the Company has a fiscal year end of December 31. FXCMJ is a Japanese based foreign exchange provider and is required under Japanese law to have a fiscal year end of March 31. The difference between the Company's reporting year end and FXCMJ does not result in a material impact on the Company's financial position or results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks and highly liquid instruments with original maturities of less than 90 days at the time of purchase and cash collateral held by FX and CFD market makers related to hedging activities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. The Company records a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 12). A portion of the balance is not available for general use due to regulatory restrictions in certain jurisdictions. These restricted balances were $1.0 billion as of December 31, 2013 and 2012.

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has open with its financial institutions. Also included in due from/to brokers is the fair value of derivative financial instruments discussed below. The Company has master netting agreements with its respective counterparties under which its due from/to brokers are presented on a net-by-counterparty basis in accordance with ASC 815 Derivatives and Hedging (“ASC 815”) and ASC Topic 210 Balance Sheet (“ASC 210”).

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from/to brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated statements of financial condition as either assets or liabilities at fair value. The Company enters into futures contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Futures contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations (see Note 22).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

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

When Level I inputs are available, those inputs are selected for determination of fair value. To value derivatives that are characterized as Level II and III, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each derivative and financial asset or liability is based on the highest priority level of input within this fair value hierarchy.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

Business Combinations

The Company accounts for business acquisitions in accordance with ASC 805 and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred (see Note 5).

Goodwill

The Company recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to the Company’s reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of the goodwill impairment test, the Company has identified its Retail and Institutional trading segments as its reporting units. The Company performs a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of our fiscal year using October 1 carrying values.

The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a DCF analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2013. Although there is no impairment as of December 31, 2013, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future (see Note 8).

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology, non-compete agreements and trade names recorded from various acquisitions.

The customer relationships, non-compete agreements and trade names are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 4 to 9 years, 3 to 9 years, and 3 years, respectively. Proprietary technology is also finite-lived intangibles and is amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 (see Note 9).

Equity Method Investments

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any impairment in value. For investments accounted for using the cost or equity method of accounting, the Company evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an impairment in value include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.
All of the Company’s equity method investments are accounted for at cost. These investments are included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Loss on equity method investments, net in the consolidated statements of operations. Equity method investments are included in institutional and corporate for purposes of segment reporting.

Accounts Receivable, net

As of December 31, 2013 and 2012, accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company's FX business, and fees receivable from the Company's white label service to third parties and payments for order flow, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. As of December 31, 2013 and 2012, the reserve netted against receivables in the consolidated statements of financial condition was not material.

Notes Receivable

Notes receivable represent receivable for notes acquired for cash plus accrued interest. Notes receivable are initially recorded at the amount of cash exchanged plus accrued interest. Interest income on the notes is recorded on an accrual basis and included in Interest income in the consolidated statements of operations. The Company individually assesses its notes receivables for impairment using internally generated cash flow projections to determine if the notes will be repaid under the expected terms of the note agreements. If the Company concludes that the counterparty will not repay a note in accordance with its terms, the Company considers the note impaired and begins recognizing interest income on a cash basis, if any. To measure impairment, the Company calculates the estimated fair value of the collateral. If the estimated fair value of the collateral is less than the carrying value of the note receivable, the Company establishes an impairment reserve for the difference. If it is likely that a note will not be collected based on financial or other business indicators, the Company’s policy is to charge off the note in the period which it deems it uncollectible (see Note 10).

Other Assets

Other assets include prepaid expenses, equity method investments, deposits for rent security and deferred debt costs (see Note 11).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, amounts due to the Lucid non-controlling members in connection with trade settlements, commissions payable which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, bonuses payable, income taxes payable, a payable for a portion of the cash consideration relating to the business acquisitions (see Notes 5 and 13) and interest due on borrowings.

Convertible Debt Transactions

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with ASC 470, Debt. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component. The Company recognizes the accretion of the resulting discount as part of interest expense in our consolidated statements of operations.

Contingent Consideration

The Company records a liability for contingent consideration resulting from a business combination at its fair value on the acquisition date included in Other liabilities in the consolidated statements of financial condition. Each reporting period thereafter, the Company revalues this liability and records increases or decreases in the fair value as an adjustment to Other income within the consolidated statements of operations. Changes in the fair value of the contingent consideration liability can result from adjustments in the probability targets of achieving profitability and adjustments to the discount rate.

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statements of financial condition dates through the consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in Retail and Institutional trading revenue in the consolidated statements of operations. The Company recorded gains of $5.3 million, $0.8 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

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

Institutional Trading Revenue

Institutional trading revenue relates to commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and Faros (see Note 5). The counterparties to these trades are external financial institutions that also hold customer account balances. The Company receives commission income on these trades without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through Lucid. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned. Interest income also includes interest on the Notes receivable.

Other Income

Other income primarily includes amounts earned from the sale of market data, equity and equity option brokerage activities, account maintenance fees, ancillary fee income and recovery of accounts receivable previously written off.

For the year ended December 31, 2013, Other income in the consolidated statements of operations includes $7.0 million of revenue related to the re-measurement of the contingent consideration recorded for the acquisition of Faros (see Note 5), partly offset by a charge of $1.2 million attributable to the re-measurement of the Due to related parties pursuant to tax receivable agreement to reflect a revised U.S. federal tax rate. For the year ended December 31, 2012, Other income in the consolidated statements of operations includes a $1.4 million gain related to a settlement with the former owners of ODL.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

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

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The fair value of the Company’s stock-based compensation is estimated using the Black-Scholes option pricing model or the fair value of the Corporation’s Class A common stock. The Company recognizes compensation expense for equity awards on a straight-line basis over the requisite service period of the award. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures) and have been included in Compensation and benefits in the consolidated statements of operations (see Note 16.)

Compensation and benefits also includes the Allocation of net income to Lucid members for services provided. This expense represents the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional and consulting fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit card transactions. Regulatory fees are volume-based costs and annual fees charged by certain regulatory authorities. General and administrative expense for the year ended December 31, 2013 includes a charge of $16.6 million related to a liability established pertaining to a settlement with the FCA regarding our pre August 2010 trade execution practices (see Note 27).

Income Taxes

Holdings operates in the United States (“U.S.”) as a limited liability company that is treated as a partnership for U.S. Federal, state and local income tax purposes. As a result, Holdings' income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net Income attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized (see Note 24).

In addition to U.S. federal and state income taxes, Holdings is subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

In accordance with ASC 740, we evaluate a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized. We are audited by U.S. federal and state, as well as foreign, tax authorities. In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed. As audit settlements are reached, we adjust the corresponding reserves, if required, in the period in which the final determination is made. While it is difficult to predict the final outcome or timing of a particular tax matter, we believe that our reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

Accounting Pronouncements Adopted in 2012

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued authoritative guidance that provides a uniform framework for fair value measurements and related disclosures between U.S GAAP and International Financial Reporting Standards. Additional disclosure requirements under this guidance include: (1) for Level III fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4)the disclosure of all transfers between Level I and Level II of the fair value hierarchy. This guidance became effective for the Company on January 1, 2012 and did not have a material impact on its consolidated financial statements.

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

Accounting Pronouncements Adopted in 2013

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

Testing Goodwill for Impairment

In July 2012, the FASB issued amended guidance relating to FASB ASC Topic 350, Intangibles —  Goodwill and Other, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This guidance became effective for the Company on January 1, 2013. Since this guidance only changes the manner in which the Company assesses indefinite-lived intangible assets for impairment, adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Reclassification Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. This guidance became effective for the Company on January 1, 2013 and did not have a material impact the presentation of the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncement

Certain Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU No. 2013-20, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount it expect to pay on behalf of its co-obligors.
ASU No. 2013-20 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. The Company plans to adopt the standard on its required effective date of January 1, 2014 and does not expect the adoption of this standard to have a material effect on our consolidated financial condition, results of operations or cash flows.
Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of an Investment within a Foreign Entity or of an Investment in a Foreign Entity
In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in Foreign Entity. This standard addresses whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The standard also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities.
Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity.
ASU No. 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. The Company plans to adopt the standard on its required effective date of January 1, 2014 and does not expect the adoption of the standard to have a material effect on our consolidated financial condition, results of operations or cash flows.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Significant Accounting Policies and Estimates - (continued)

Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefits When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward. When the carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset.
ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. The Company plans to adopt the standard prospectively on its required effective date of January 1, 2014 and does not expect the adoption of the standard to have a material effect on its consolidated financial condition, results of operations or cash flows.

Note 4. Non-Controlling Interests

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

Changes in the non-controlling and the Corporation’s interests in Holdings for the year ended December 31, 2013 are presented in the following table:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2013	34,683,599	46,930,192	81,613,791	42.5%	57.5%	100.0%
Holding Units repurchased related to Class A common stock repurchased	(1,815,800)	—	(1,815,800)	(0.8)%	0.8%	—%
Holding Units acquired by FXCM Inc. related to exchanges of Holding Units for shares of Class A common stock	10,094,371	(10,094,371)	—	12.3%	(12.3)%	—%
Exercise of stock options	1,702,714	—	1,702,714	0.8%	(0.8)%	—%
Balance as of December 31, 2013	44,664,884	36,835,821	81,500,705	54.8%	45.2%	100.0%

Lucid, Faros and Other Non-Controlling Interests

The Company owns a controlling interest in Lucid, Faros and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition
Faros

On September 20, 2013 (the “Faros Acquisition Date”), the Company acquired a 50.1% controlling interest in Faros. Faros provides foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands the Company's presence and capabilities in the institutional marketplace. As consideration, the Company provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “ Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is a multiple of Faros' 2014 EBITDA and is payable partly in shares of the Corporation’s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the Corporation’s Class A common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power. This restriction ("the Faros Liquidity Restriction") has an estimated fair value of $0.4 million at the Faros Acquisition Date and is accounted for as deferred compensation and recognized over the term of the restriction.

The Company has the option to buy out the remaining interest of the Faros sellers subject to the terms of the Faros Purchase Agreement. In the event the buyout is not exercised by the Company by December 31, 2017, the sellers have the right, subject to the terms of the Faros Purchase Agreement, to market Faros for sale of all the membership interests of Faros.

The fair value of the Follow-on Payment is included in Other liabilities in the consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. As of December 31, 2013, the fair value of the Follow-on Payment was estimated at $3.7 million. The $7.0 million decrease in the estimated fair value was recorded in Other income in the consolidated statement of operations (see Note 23). The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros EBITDA estimate.

The acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Faros Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros business with the Company's foreign exchange trading expertise. Faros is included in the Institutional segment for purposes of segment reporting (see Note 26).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

Faros Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,631
Non-controlling interest		15,569
Total fair value at Acquisition Date		31,200
Net assets acquired	$137
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (1)	6,000
Non-compete agreement (2)	1,900
Trade name (3)	130
Fair value of net assets acquired		8,167
Goodwill resulting from the Faros acquisition		$23,033

(1)	Consists of institutional and bank customers, with an amortization life of 4 years.

(2)	Amortization life is 9 years.

(3)	Amortization life is 3 years.

The amounts included in the Faros Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the Faros Acquisition Date. Adjustments, if any, to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. As a result of changes identified to the net assets acquired, the initial goodwill was increased by $0.8 million to $23.0 million at December 31, 2013.

The following condensed statement of net assets acquired reflects the amounts of Faros net assets recognized as of the Faros Acquisition Date, with amounts in thousands:

Condensed Statement of Net Assets Acquired

As of September 20, 2013
Assets
Cash and cash equivalents	$1,055
Accounts receivable, net	40
Office, communication and computer equipment, net	31
Intangible assets	8,030
Other assets	76
Total assets	$9,232
Liabilities
Accounts payable and accrued expenses	1,065
Total liabilities	1,065
Fair value of net assets acquired	$8,167

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

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

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of Faros from the Faros Acquisition Date to December 31, 2013, with amounts in thousands:

For the period September 20, 2013 to December 31, 2013
Total revenue	$526
Net loss	$(301)

Lucid

On June 18, 2012 (the “Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K., to expand the Company's presence and capabilities in the institutional marketplace. Lucid's sole material asset is a controlling membership interest in Lucid LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration, the Company issued $71.4 million, 3.5% unsecured promissory notes, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at closing, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase Agreement”) (see Note 14). Pursuant to the terms of the Acquisition, any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from closing will be restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for U.K. income tax purposes.

During the year ended December 31, 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Acquisition Date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase (see Note 21). In connection with this purchase price adjustment, the initial goodwill recorded was reduced by $1.2 million to $235.3 million.

Lucid Purchase Price Allocation (¹)

(Amounts in thousands)
Purchase price		$192,784
Non-Controlling interest		160,165
Total fair value at Acquisition Date		352,949
Net assets acquired	$32,732
Adjustments to reflect acquired assets and liabilities at fair value
Proprietary technology (2)	83,900
Non-compete agreements (3)	1,000
Fair value of net assets acquired		117,632
Goodwill resulting from the Lucid acquisition		$235,317
__________________
(¹) The amounts included in the Lucid Purchase Price Allocation table represent the allocation of the purchase price and includes revisions made during the 12 months remeasurement period from the Acquisition Date.

(²) Consists of internally developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settle trades, with an amortization life of 7 years.

(³) Consists of two non-compete agreements with amortization lives of 3 years.

The amounts included in the Lucid Purchase Price Allocation table represent the preliminary allocation of the purchase price and were subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period were pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified were adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities resulted in a corresponding adjustment to goodwill.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

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

Contingencies and Accounts Receivable

There were no contingent liabilities recorded in the fair value of net assets acquired as of the Acquisition Date. The Company has collected all material accounts receivable amounts as of December 31, 2013.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

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
_______________

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

Accounts Receivable

The Company has collected all material accounts receivable amounts as of December 31, 2013.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

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

FXCM Japan Inc. Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,725
Net assets acquired	$14,301
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (1)	1,055
Deferred tax liability	(397)
Fair value of net assets acquired		14,959
Goodwill resulting from the FXCMJ acquisition		$766
_______________

(1)	Consists of retail customers. The amortization life is 6 years.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisition - (continued)

Accounts Receivable

The Company has collected all material accounts receivable amounts as of December 31, 2013.

Pro Forma Condensed Combined Financial Information

Pro forma condensed combined financial information for the acquisitions completed in 2013 (i.e., Faros), 2012 (i.e., Lucid) and 2011 (i.e., Foreland and FXCMJ) are presented as they may have appeared if all acquisitions had been completed on January 1, 2013, 2012 and 2011, with amounts in thousands:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Total revenues	$491,217	$463,767	$588,028
Net income before non-controlling interest	$32,463	$49,224	$115,884

These pro forma results for the years ended December 31, 2013, 2012 and 2011 primarily include the related tax impact and the elimination of certain revenues and expenses resulting from transactions conducted with Lucid, Foreland, and FXCMJ prior to these acquisitions as well as the adjustments for the intangible assets acquired in the Faros acquisition and the related tax impact.

Acquisition-related Costs

For the year ended December 31, 2013, acquisition-related transaction costs for the Faros acquisition were not significant. For the year ended December 31, 2012, acquisition-related costs for Lucid were $0.9 million. For the year ended December 31, 2011, acquisition-related transaction costs for the acquisitions were $0.2 million for the acquisition of Foreland and $0.3 million for the acquisition of FXCMJ. Acquisition-related transaction costs are included in General and administrative expense in the consolidated statements of operations.

Note 6. Equity Method Investment

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in an electronic communication network for foreign exchange trading. As the Company holds a 38% equity interest and exerts significant influence, the investment is accounted for using the equity method and is included in institutional for purposes of segment reporting (see Note 26). The Company also has 26.3% equity interest in a developer of FX trading software which is accounted for using the equity method and is included in corporate for purposes of segment reporting.

As of December 31, 2013 and 2012, the Company’s carrying values of equity method investments were $9.8 million and $12.0 million, respectively, and are included as a component of Other assets in the consolidated statements of financial condition.

Loss on equity method investments was $0.8 million for the year ended December 31, 2013 and is included in Loss on equity method investments, net in the consolidated statements of operations. Income or loss recognized from equity method investments was not material for the years ended December 31, 2012 and 2011.

Dividend distributions received from the Company's equity method investments during the year ended December 31, 2013 were not significant. There were no dividend distributions received from the Company’s equity method investments during the years ended December 31, 2012 and 2011.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, including capitalized software development costs, leasehold improvements, capital leases, furniture and fixtures and other equipment, licenses and communication equipment, consisted of the following as of December 31, 2013 and 2012, with amounts in thousands:

	December 31, 2013	December 31, 2012
Computer equipment	$28,047	$34,541
Software	47,138	31,476
Leasehold improvements	9,687	9,478
Furniture and fixtures and other equipment	3,427	3,185
Licenses	10,101	20,222
Communication equipment	1,664	1,522
	100,064	100,424
Less: Accumulated depreciation	(50,899)	(50,108)
Office, communication and computer equipment, net	$49,165	$50,316

Depreciation is computed on a straight-line basis (see Note 3). Depreciation expense, including impairments, included in the consolidated statements of operations was $25.8 million, $17.7 million, and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also included in depreciation expense was amortization expense of capitalized software development cost in the amount of $10.6 million, $6.5 million, and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unamortized capitalized software development costs were $26.0 million and $20.3 million as of December 31, 2013 and 2012, respectively. Assets disposed of during the year ended December 31, 2013 were $19.2 million. The Company disposed of $2.9 million of fully depreciated assets during the year ended December 31, 2012. For the year ended December 31, 2013, the Company recorded an impairment of $3.5 million to write down the value of an electronic FX option trading platform. The net realizable value of the asset was determined based on DCFs over the remaining useful life. The impairment charge is included in Depreciation and amortization in the consolidated statements of operations. The impairment charge is included in retail trading for purposes of segment reporting.

Note 8. Goodwill

The following table presents the changes in goodwill by segment during the year ended December 31, 2013, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at January 1, 2013	$37,851	$247,803	$285,654
Goodwill acquired	—	23,033	23,033
Goodwill adjustment/remeasurement	1,387	(1,196)	191
Foreign currency translation adjustment	(1,159)	217	(942)
Balance at December 31, 2013	$38,079	$269,857	$307,936

FXCM Inc.

Notes to Consolidated Financial Statements

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2013 and 2012, with amounts in thousands:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$37,746	$(14,529)	$23,217	$32,269	$(9,815)	$22,454
Non-compete agreements	10,507	(8,177)	2,330	8,214	(5,841)	2,373
Proprietary technology	83,900	(31,849)	52,051	83,900	(11,081)	72,819
Trade name	177	(13)	164	—	—	—
Foreign currency translation adjustment	(1,831)	172	(1,659)	(220)	(244)	(464)
Total finite-lived intangible assets	$130,499	$(54,396)	$76,103	$124,163	$(26,981)	$97,182
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total indefinite-lived intangible assets	$610	$—	$610	$610	$—	$610

Customer relationships, non-compete agreements, proprietary technology and trade name are amortized on a straight-line basis over 4 to 9 years, 3 to 9 years, 4 years and 7 years, and 3 years, respectively, which approximates the weighted average useful lives. Indefinite-lived assets are not amortized (see Note 3). Amortization expense included in the consolidated statements of operations was $27.9 million, $19.0 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011 respectively. Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2013 is as follows, with amounts in thousands:

Year Ending December 31,	Estimated Amortization Expense
2014	$27,655
2015	27,431
2016	15,562
2017	3,068
2018	1,022
Thereafter	1,365
$76,103

Note 10. Notes Receivable

On October 2, 2013, the Company acquired 4.0% notes receivable aggregating $11.9 million (the “Notes”) from Infinium Capital Holdings (“Infinium Capital”). The principal of the Notes is payable in two lump sums with 50% due on August 1, 2014 and the remaining 50% due on August 1, 2015. The Notes are secured by liens on capital stock, equity interest held and certain other subsidiaries and other assets of Infinium Capital. As of December 31, 2013 there was no reserve against the Notes receivable.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 11. Other Assets

Other assets were comprised of the following as of December 31, 2013 and 2012, with amounts in thousands:

	December 31, 2013	December 31, 2012
Prepaid expenses	$5,738	$5,439
Equity method investments	9,793	12,000
Deferred debt issuance costs	7,131	1,109
Deposits	1,492	1,555
Other	162	13
	$24,316	$20,116

Note 12. Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions. This includes cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.2 billion as of December 31, 2013 and 2012.

Note 13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2013 and 2012, with amounts in thousands:

	December 31, 2013	December 31, 2012
Operating expenses payable	$41,528	$28,793
Due to Lucid non-controlling members	9,995	9,611
Commissions payable	9,485	8,126
Bonus payable	7,455	3,945
Income tax payable	1,046	1,231
Acquisition cash consideration payable	—	808
Interest due on borrowings	177	121
Other	11	—
	$69,697	$52,635

Note 14. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC Topic 260 — Earnings per Share (“ASC 260”), to determine the diluted EPS.

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

During the year ended December 31, 2013, the Company granted 105,636 and 426,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. For the year ended December 31, 2012, the Company granted 109,488 and 725,000 stock options to purchase shares of the Corporation’s Class A common

FXCM Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings per Share - (continued)

stock to its independent directors and employees, respectively. For the years ended December 31, 2013 and 2012, stock options granted to certain employees, non-employees and independent directors in the aggregate of 426,000 and 9,178,128, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.
As discussed in Note 5, the Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain Profit Targets. If the Profit Targets are achieved, the Lucid sellers are entitled to receive 1.2 million shares on the first anniversary, 3.0 million shares on the second anniversary and 3.0 million shares on the third anniversary of the Acquisition Date. In accordance with ASC 260, the anniversary shares are considered contingently issuable shares. Accordingly, they are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS if all necessary conditions have been satisfied by the end of the period. During the year ended December 31, 2013, the Profit Targets for the 1.2 million first anniversary shares were achieved and these shares are included in the computation of basic and diluted EPS for the year ended December 31, 2013. In accordance with ASC 260, the first anniversary shares were not included in the computation of basic or diluted EPS for the year ended December 31, 2012 and the second and third anniversary shares were not included in the computation of basic or diluted EPS for the year ended December 31, 2013 and 2012.

As described in Note 21, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% Senior Convertible Notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes is included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the year ended December 31, 2013, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.
As described in Note 21, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the year ended December 31, 2013, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.
Additionally, as discussed in Note 2, the Existing Unit Holders also entered into an Exchange Agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO, (subject to the terms of the Exchange Agreement as described therein) to exchange their Holding Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were anti-dilutive under the treasury method. During the years ended December 31, 2013 and 2012, certain members of Holdings exchanged 10.1 million and 10.8 million of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the Exchange Agreement (see Note 15).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$14,832	$8,958	$12,736
Earnings allocated to participating securities	—	—	—
Earnings available for common stockholders	$14,832	$8,958	$12,736
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	32,789	24,086	16,567
Add dilutive effect of the following:
Stock options	616	—	—
Lucid contingently issuable shares	552	—	—
Convertible note hedges	—	—	—
Warrants	—	—	—
Assumed conversion of Holding Units for Class A common stock	—	—	—
Dilutive weighted average shares of Class A common stock	33,957	24,086	16,567
Basic income per share of Class A common stock	$0.45	$0.37	$0.77
Diluted income per share of Class A common stock	$0.44	$0.37	$0.77

Note 15. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in millions:

	December 31, 2013	December 31, 2012
Receivables
Advances to partners	$0.9	$—
Advances to employees	0.8	0.9
	$1.7	$0.9
Payables
Guaranty agreements	$8.4	$9.0
Employees	0.7	0.3
Shareholders with greater than 5% ownership in the Company	0.2	0.7
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	9.8	—
Due to Lucid non-controlling members in connection with trade settlements	0.2	9.6
Notes payable to Lucid non-controlling members in connection with the Acquisition	9.8	22.9
Tax receivable agreement	150.3	100.8
Follow-on Payment	3.7	—
	$183.1	$143.3

The Company has advanced funds for withholding taxes for several partners. The outstanding balance as of December 31, 2013, included in the table above, is included in Accounts receivable, net in the consolidated statements of financial condition.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Related Party Transactions - (continued)

The Company has advanced funds to several employees. The outstanding balances as of December 31, 2013 and 2012, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

Customer account liabilities included in the consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the years ended December 31, 2013, 2012 and 2011, these fees and commissions were approximately $1.6 million, $2.5 million and $3.5 million, respectively, and are included in the consolidated statements of operations.

In March 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement serves to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share and purchase agreement. The settlement to the Company included cash of $1.2 million, return of capital, (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. The Company recorded a gain of $1.4 million for the year ended December 31, 2012, included in Other income in the consolidated statements of operations, in connection with this settlement. In addition, the settlement required ODL to establish a collateral account for the benefit of the Company to pay certain outstanding third party claims up to an agreed upon amount. For the year ended December 31, 2013, the Company recorded a net loss of $0.2 million, included in Other income in the consolidated statements of operations, related to this settlement.

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. As of December 31, 2012, the aggregate amount of margin extended under the Method Guaranty was $1.1 million. During the years ended December 31, 2013 and 2012, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the years ended December 31, 2013 and 2012, fees collected from counterparties and subsequently remitted to Method by the Company under the Method Guaranty were not material and are included in Referring broker fees in the consolidated statement of operations. As of December 31, 2012, the Company held cash collateral in the amount of $9.0 million which is included Cash and cash equivalents, held for customers and Customer account liabilities in the consolidated statements of financial condition.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a newly formed Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty requires Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Monetary determined on a counterparty by counterparty basis which is agreed upon by the Company, Monetary and the respective counterparty. The Monetary Guaranty may be terminated by either the Company or Monetary at any time provided that if Monetary elects to terminate there are no guaranteed obligations outstanding.   As of December 31, 2013, the aggregate amount of margin extended under the Monetary Guaranty was $4.5 million. During the year ended December 31, 2013, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the year ended December 31, 2013, fees collected from counterparties and subsequently remitted to Monetary

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Related Party Transactions - (continued)

by the Company under the Monetary Guaranty were not material and are included in Referring broker fees in the consolidated statements of operations.

As of December 31, 2013, the Company held cash collateral in the amount of $8.4 million which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the consolidated statements of financial condition. In January 2014, $2.4 million of the cash collateral was returned to one of the former members of Method and the balance was reduced to $6.0 million.

Accounts payable and accrued expenses in the consolidated statements of financial condition include a balance of $0.2 million and $9.6 million of advances from certain Lucid non-controlling members in connection with trade settlements as of December 31, 2013 and December 31, 2012, respectively. Accounts payable and accrued expenses also include a balance of $9.8 million and nil related to the Allocation of net income to Lucid members for services provided as of December 31, 2013 and December 31, 2012, respectively (see Note 3).

Notes payable of $9.8 million and $22.9 million included in the consolidated statements of financial condition as of December 31, 2013 and December 31, 2012, respectively, represent the amount borrowed from the Lucid non-controlling members in connection with the Acquisition (see Notes 5 and 21).

Other liabilities in the consolidated statements of financial condition include the Follow-on Payment of $3.7 million and nil as of December 31, 2013 and December 31, 2012, respectively, related to the Faros acquisition (see Note 5).

Exchange Agreement

As discussed in Note 2, Existing Unit Holders entered into an Exchange Agreement under which they (or certain permitted transferees thereof) have the right, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement as described therein), to exchange their Holding Units for shares of the Corporation’s Class A Common Stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the years ended December 31, 2013 and 2012, certain members of Holdings exchanged 10.1 million and 10.8 million, respectively of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation under the Exchange Agreement.

Payments under Tax Receivable Agreement

As discussed in Note 2, the Corporation entered into a tax receivable agreement with the Existing Unit Holders. The aggregate amounts due under the tax receivable agreement were $150.3 million and $100.8 million as of December 31, 2013 and 2012, respectively. Amounts due under the tax receivable agreement become payable upon the realization of the tax benefit by the Corporation. During the years ended December 31, 2013 and 2012, the Corporation made payments of $3.8 million and nil, respectively, to Existing Unit Holder related to the tax receivable agreement.

Note 16. Stock-Based Compensation

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

During the year ended December 31, 2013, the Company granted 105,636 Independent Director Options and 426,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock to employees. During the year ended December 31, 2012, the Company granted 109,488 Independent Director Options and 725,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock to employees.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Computation - (continued)

The following table summarizes the Company's stock options activity as of December 31, 2013 and changes for the year then ended:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2013	9,178,128	$13.37	2.1
Granted	531,636	$14.87
Exercised	(1,702,714)	$13.21
Forfeited or expired	(399,250)	$13.78
Outstanding as of December 31, 2013	7,607,800	$13.48	4.3
Vested or expected to vest at December 31, 2013	7,485,369	$13.49	4.3
Exercisable as of December 31, 2013	4,445,164	$13.77	4.0

The weighted-average grant date fair value of options granted during the years 2013, 2012, and 2011 was $5.67, $3.55 and $4.26, respectively. As of December 31, 2013, the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 1.6 years and the unrecognized expense is $12.9 million. The Company had 6,308,628 and 2,046,250 vested stock options under the LTIP during the years ended December 31, 2013 and 2012, respectively. The fair value of the options vested under the LTIP was $32.4 million and $21.3 million during the years ended December 31, 2013 and 2012, respectively.

Stock-based compensation before income taxes included in Compensation and benefits in the consolidated statements of operations was $10.4 million, $9.8 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the consolidated statements of operations was $0.4 million for each year ended December 31, 2013, 2012 and 2011, respectively, for the Independent Directors. The total compensation cost capitalized and included in Office, communication and computer equipment, net, in the consolidated statements of financial condition was $1.4 million for the years ended December 31, 2013 and 2012. The total compensation cost capitalized and included in Office, communication and computer equipment, net in the consolidated statements of financial condition was $1.1 million for the year ended December 31, 2011.

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

Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of Stock Options were $22.5 million and $1.5 million, respectively, for the year ended December 31, 2013. The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the years ended December 31, 2012 and 2011.

Valuation Assumptions

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Computation - (continued)

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

Assumptions used in the Black Scholes valuation model were as follows:

	Employee Stock Options			Independent Directors Options
	For the Years Ended			For the Years Ended
	2013	2012	2011	2013	2012	2011
Expected term in years	4.75	4.75	4.75	4.00	4.00	N/A
Risk-free interest rate	1.06%	0.71%	0.96%	0.63%	0.60%	N/A
Expected volatility	51.00%	52.00%	56.00%	54.00%	63.00%	N/A
Dividend yield	1.55%	2.48%	2.24%	2.05%	2.40%	N/A
Estimated fair value at grant date	$6.02	$3.47	$4.26	$4.26	$4.11	N/A

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Corporation’s Class A common stock has been publicly traded for approximately three years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation's Class A common stock. The Company did not grant any Other Equity Awards during the year ended December 31, 2013. During the year ended December 31, 2012, the Company granted 945,847 of the Corporation's Class A common stock with a per share fair market value of $11.76 as Other Equity Awards. The Other Equity Awards were fully vested at the date of the grant. Other equity awards compensation expense included in Compensation and benefits in the consolidated statements of operations was nil and $11.1 million for the years ended December 31, 2013 and 2012, respectively.

Note 17. Stockholders’ Equity

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stockholders' Equity - (continued)

Class A Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, the Company’s Board of Directors approved the repurchase of $30.0 million and $20.0 million of its Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, the Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $80.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the year ended December 31, 2013, the Company repurchased and retired 1,815,800 shares of its Class A common stock, at an average price of $15.46 per share, for approximately $28.1 million pursuant to the trading program under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table presents the changes in the Company’s Class A common stock shares outstanding during the year ended December 31, 2013, with amounts in thousands:

Class A Common Stock	As of December 31, 2013
Balance at January 1, 2013	34,684
Issued	—
Repurchased	(1,816)
Exchange of Holdings units into Class A common stock	10,094
Stock options exercised	1,703
Balance at December 31, 2013	44,665

As of December 31, 2013 and 2012, there were 41 and 43 shares of Class B common stock issued and held by the members of Holdings, respectively.

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

Class B Common Stock

Each holder of the Corporation’s Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holding Unit in Holdings held by such holder. The unit holders of Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holding Units that they hold. Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or dissolution of the Corporation.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 18. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2013, 2012 and 2011.

Note 19. Net Capital Requirements

Our regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK, Australia, ODL, FSL, FXCMJ, Lucid LLP and Faros as of December 31, 2013 and 2012, with amounts in millions:

	December 31, 2013
	US	HK	UK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$64.2	$33.6	$86.0	$4.7	$18.4	$34.8	$36.3	$41.8	$0.1
Minimum capital requirement	27.1	12.3	24.7	0.4	6.9	8.2	5.6	4.2	—
Excess capital	$37.1	$21.3	$61.3	$4.3	$11.5	$26.6	$30.7	$37.6	$0.1

	December 31, 2012
	US	HK	UK	Australia	ODL	FSL	FXCMJ
Capital	$53.5	$22.7	$73.1	$4.2	$14.1	$30.7	$33.5
Minimum capital requirement	26.1	8.1	17.4	1.2	4.4	4.4	5.6
Excess capital	$27.4	$14.6	$55.7	$3.0	$9.7	$26.3	$27.9

Note 20. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The leases for the office facilities are subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of December 31, 2013, with amounts in thousands:

Year Ending December 31,	As of December 31, 2013
2014	$7,186
2015	5,847
2016	4,685
2017	3,807
2018	3,612
Thereafter	23,240
$48,377

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Commitments and Contingencies - (continued)

The aggregate operating lease expense, net of sublease income, included in General and administrative expense in the consolidated statements of operations, for the years ended December 31, 2013, 2012 and 2011, was $8.3 million, $7.9 million and $8.9 million, respectively. There was no sublease income for the years ended December 31, 2013 and 2012 and sublease income was not material for the year ended Decembers 31, 2011. For the years ended December 31, 2013 and 2012, there were no sublease commitments. The Company leases its corporate office location under an operating lease agreement expiring in May 2026.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the years ended December 31, 2013, 2012, and 2011, respectively. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for the years 2014 and 2015.

Other

The Company holds an interest in an inactive entity that formerly provided online FX educational services ("Online Courses"). Online Courses meets the definition of a VIE under ASC 810 and the Company is considered the primary beneficiary. The members who own the remaining interest in Online Courses have a put option to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, ceases to make up at least 50% of the voting or vested economic interest securities of Holdings. Under U.S. GAAP, the value of the put option is recognized upon the change in control and the exercise of the put option.

Assuming both a change in control and the exercise of the put option at December 31, 2013, the Company would have been obligated to purchase the remaining interest for approximately $3.3 million. Pursuant to the terms of the Online Courses operating agreement, the put option payment accretes interest at a rate of 15% per annum. Based on the status (inactive and no assets) of Online Courses, a put option payment would most likely result in a charge to earnings.

Note 21. Debt

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

On November 8, 2012, Holdings entered into an amendment to the Credit Agreement (the “2012 Amendment”). The 2012 Amendment provided Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $175.0 million. Additionally, the 2012 Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 8, 2012, Holdings received additional commitments from a group of financial institutions, both new and existing lenders, and increased the credit facility to $155.0 million.

On November 15, 2013, Holdings entered into an amendment to the Credit Agreement (the “2013 Amendment”). The 2013 amendment extended the final maturity date of the credit facility to December 2016 and provided Holdings with the ability to increase the credit facility during the term of the Credit Agreement up to a maximum of $250.0 million. Additionally, the 2013 Amendment modified certain terms of the Credit Agreement, among other things, to provide additional flexibility regarding financing and investment initiatives. Simultaneously, on November 15, 2013, Holdings received additional commitments from existing lenders and increased the credit facility to $205.0 million.

As of December 31, 2013 and 2012, Holdings’ outstanding balance under the Credit Agreement was nil and $85.0 million, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Debt - (continued)

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

Consolidated Leverage Ratio	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than .50 to 1.00	0.25%	1.75%	0.75%
Greater than or equal to 0.50 to 1.00 but less than 1.00 to 1.00	0.30%	2.00%	1.00%
Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00, but less than 2.00 to 1.00	0.40%	2.50%	1.50%
Greater than or equal to 2.00 to 1.00	0.45%	2.75%	1.75%

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $1.4 million, $1.2 million and nil for the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 19), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the Credit Agreement, of 4.00 to 1.00 and 2.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of December 31, 2013, Holdings was in compliance with all material covenants.

During the year ended December 31, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was $34.9 million and the weighted average interest rate was 2.4%. During the year ended December 31, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.2 million and the weighted average interest rate was 2.1%. For the year ended December 31, 2011 there were no amounts outstanding under the Credit Agreement.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Debt - (continued)

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

•
during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the offering circular) per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Corporation's Class A common stock and the applicable conversion rate on such trading day;

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

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $21.24 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional-paid-in-capital in stockholders' equity in the consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

Under ASC 470 Debt ("ASC 470"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital section of stockholders' equity in the Company's consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Debt - (continued)

Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.2%.

The balances of the liability and equity components as of December 31, 2013, were as follows, with amounts in thousands:

December 31, 2013
Liability component - principal	$172,500
Deferred bond discount	(26,197)
Liability component - net carrying value	$146,303
Equity component	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the consolidated statements of operations was as follows, with amounts in thousands:

Year Ended December 31, 2013
Interest expense - stated coupon rate	$2,232
Interest expense - amortization of deferred bond discount	2,904
Interest expense - amortization of debt issuance cost	699
Total interest expense - Convertible Notes	$5,835

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the consolidated statements of operations was $0.7 million for the year ended December 31, 2013. Unamortized Convertible Notes issuance cost was $5.3 million at December 31, 2013 and is included in Other assets in the consolidated statements of financial condition.

Notes Payable

As discussed in Note 5, in connection with the acquisition of Lucid, the Company issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million maturing on December 21, 2012. On December 21, 2012, the Company repaid $64.0 million of these notes and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance. The notes were pre-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the Lucid purchase price was increased by $15.3 million due to the final determination of tax balances at the Acquisition Date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase which matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million with a maturity date of June 6, 2014.

Note 22. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from/to brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated statements of financial condition as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with ASC 210 and ASC 815. The Company enters into futures contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Futures contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 22. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amounts permitted under ASC 210 and ASC 815, as of December 31, 2013 and December 31, 2012. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Classified in Due from/to brokers
	December 31, 2013
	Assets	Liabilities	Net
Gross fair values	$84	$(2,404)	$(2,320)
Netting agreements	(84)	84	—
Net fair values	$—	$(2,320)	$(2,320)

	Derivatives Classified in Due from/to brokers
	December 31, 2012
	Assets	Liabilities	Net
Gross fair values	$520	$(265)	$255
Netting agreements	(265)	265	—
Net fair values	$255	$—	$255

For the years ended December 31, 2013, 2012 and 2011, total revenues of $489.6 million, $417.3 million, and $415.6 million in the consolidated statements of operations included net losses of $74.3 million, $46.3 million and $8.8 million respectively, related to derivative financial instrument transactions. The net notional value of the derivative financial instruments was $159.9 million and $119.5 million as of December 31, 2013 and 2012 respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Financial Assets:
Cash and cash equivalents	$365,245	$—	$—	$365,245
Cash and cash equivalents, held for customers	1,190,880	—	—	1,190,880
Total assets	$1,556,125	$—	$—	$1,556,125

Financial Liabilities:
Customer account liabilities	$1,190,880	$—	$—	$1,190,880
Due to brokers- open futures contracts	2,320	—	—	2,320
Follow-on Payment	—	—	3,672	3,672
Total liabilities	$1,193,200	$—	$3,672	$1,196,872

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Financial Assets:
Cash and cash equivalents	$272,332	$—	$—	$272,332
Cash and cash equivalents, held for customers	1,190,762	—	—	1,190,762
Due from brokers- open futures contracts	255	—	—	255
Total assets	$1,463,349	$—	$—	$1,463,349

Financial Liabilities:
Customer account liabilities	$1,190,762	$—	$—	$1,190,762
Total liabilities	$1,190,762	$—	$—	$1,190,762

Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I financial assets. Open futures contracts included in Due from brokers and Due to brokers, are classified as Level I financial assets and liabilities, respectively, as they are actively traded and valued at their quoted market prices.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

The following table presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$5,450	$5,450	$5,450	$—	$—
Equity method investments	9,793	13,504	—	—	13,504
Notes receivable	11,942	11,942	—	—	11,942
Total assets	$27,185	$30,896	$5,450	$—	$25,446

Financial Liabilities:
Due to brokers- unsettled spot FX	$6,332	$6,332	$6,332	$—	$—
Notes payable	9,800	9,800	—	—	9,800
Senior convertible notes	146,303	149,418	—	149,418	—
Total liabilities	$162,435	$165,550	$6,332	$149,418	$9,800

Other assets, excluding equity method investments and notes receivable, are carried at contracted amounts, which approximate fair value. Equity method investments are carried at cost. Fair value is based on a DCF analysis. Notes receivables are carried at contracted amounts which approximate fair value, as the fair value is based on an assessment of the underlying collateral. Notes payable are carried at contracted amounts, which approximate fair value based on the relatively short amount of time until maturity. Senior convertible notes are carried at contractual amounts. The fair value of the Senior convertible notes are based on similar recently executed transactions and market price quotations (where observable) obtained from independent brokers.
The following table reconciles the ending balances of liabilities classified as Level III and identifies the total gains (losses) the Company recognized during the year ended December 31, 2013 on such liabilities that were included in the consolidated statements of financial condition as of December 31, 2013, respectively with amounts in thousands:

	Beginning Balance	Additions	Net Unrealized/Realized (Gains) Losses	Total
Follow-on Payment	$—	$10,631	$(6,959)	$3,672
Total Level III liabilities	$—	$10,631	$(6,959)	$3,672

As of December 31, 2013, the Follow-on Payment was valued using significant unobservable inputs based on a multiple of Faros' 2014 EBITDA. A hypothetical 10% change (increase or decrease) in either the multiple or EBITDA used in the calculation would result in approximately a 24% increase or decrease in the fair value of the Follow-on Payment. The net unrealized/realized gains (losses) are included in Other income in the consolidated statements of operations.

The Company did not have any transfers in or out of Level I, II and III during the year ended December 31, 2013.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. As a result, Holdings' income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

Income before income taxes, as shown in the consolidated statements of operations, includes the following income components, with amounts in thousands:

	Years Ended December 31,
	2013	2012	2011
Domestic	$10,390	$19,794	$29,035
Foreign	41,470	27,670	40,562
	$51,860	$47,464	$69,597

The provision for income taxes consists of the following, with amounts in thousands:

	Year Ended December 31,
	2013	2012	2011
Current
Federal income tax (benefit)	$(185)	$478	$238
State and local income tax	682	574	1,384
Foreign income tax	5,085	764	9,268
Subtotal	$5,582	$1,816	$10,890
Deferred
Federal income tax	$3,996	$2,837	$7,578
State and local income tax (benefit)	235	(171)	(1,802)
Foreign income tax (benefit)	7,211	4,504	(5,850)
Subtotal	$11,442	$7,170	$(74)
Total provision for taxes	$17,024	$8,986	$10,816

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

The following table reconciles the provision for income taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Income passed through to non-controlling members	(5.4)	(15.5)	(13.0)
State and local income tax	0.9	1.0	2.1
Foreign income tax	(1.4)	(3.1)	(0.2)
Release of valuation allowance	—	—	(11.8)
Non- deductible FCA fine	2.0	—	—
Foreign tax credit valuation allowance	3.5	2.5	0.8
Impact of rate change on deferred tax assets	(0.9)	—	4.0
Other	0.1	—	(0.4)
Effective tax rate	32.8%	18.9%	15.5%

The increase in the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in the Corporation’s ownership in Holdings, a valuation allowance established on the Company's foreign tax credits and the non-deductible FCA penalty the Company accrued. The increase in the Corporation’s ownership in Holdings is due to Holdings' members exchanging their membership units for the Corporation’s Class A common stock. The Company’s effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to the Corporation, and therefore taxable, increases. The effect of Holdings member unit exchanges is partially offset by the Corporation's Class A common stock repurchases. Anytime the Corporation repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings membership unit transaction with the Corporation. The effect of these repurchases decreases the Corporation’s ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to the Corporation (see Note 4). In addition, the Company’s effective tax rate increased due to the Company earning a higher portion of its income from subsidiaries (primarily Lucid) taxed locally as corporations in their respective foreign jurisdictions in 2013. This increase in tax on foreign sourced income is somewhat offset by a lower statutory tax rate in effect in the U.K. for the years ended December 31, 2013 and 2012. The Company’s effective tax rate for the year ended December 31, 2011 reflects the release of a valuation allowance relating to FXCMJ’s tax loss carryforwards.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
Deferred tax assets
Equity based compensation	$1,059	$1,259
Investment in partnership	178,941	118,327
Fixed assets	2,279	4,009
Tax loss carryforwards	25,631	7,761
Tax credit carryforward/foreign sub income	4,265	2,083
Japan software	1,516	3,083
Other	577	140
Gross deferred tax assets	$214,268	$136,662
Less: valuation allowance	(25,288)	(8,843)
Net deferred tax asset	$188,980	$127,819
Deferred tax liabilities
Fixed assets	$4	$65
Intangible assets	3,965	6,292
Goodwill	8,742	12,563
Software development cost	238	193
Other	1,232	338
Gross deferred tax liabilities	$14,181	$19,451
Net deferred tax asset	$174,799	$108,368

The increase in deferred tax assets was primarily driven by the increase in the Corporation’s ownership in Holdings as a result of members of Holdings exchanging their membership units for the Corporation's Class A common stock. As Existing Unit Holders exchange their membership units, the Company records a deferred tax benefit related to Holdings election under Section 754 of the Internal Revenue Code (see Note 2). The increase in net operating loss carryforwards also contributed to the increase.

The Company assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $25.3 million was recorded as of December 31, 2013.

As of December 31, 2013, the Company has $129.8 million of foreign net operating loss carryforwards. The net operating loss carryforwards have various expiration dates through 2033 with the net operating losses generated by certain of our U.K. subsidiaries having indefinite carryforward periods.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

The tax credit carryforward includes foreign tax credits of $3.6 million that may be carried forward for a period of 10 years and begin to expire in 2021 and unincorporated business tax credits of $0.4 million that may be carried forward for 7 years.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $28.1 million as of December 31, 2013.

Income tax payable as of December 31, 2013 and 2012 was $1.0 million and $1.2 million, respectively, and is included in accounts payable and accrued expenses in the consolidated statements of financial condition (see Note 13). Tax receivable as of December 31, 2013 and 2012 was $3.9 million and $6.0 million respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	2013	2012	2011
Unrecognized tax benefits – January 1	$3,691	$223	$—
Gross increases – tax positions in prior period	—	1	44
Gross decreases – tax positions in prior period	(3,445)	(16)	—
Gross increases – tax positions in current period	51	3,483	179
Settlement	(114)	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$183	$3,691	$223

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during 2013 and 2012.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2013, the Company’s tax years for 2010, 2011, and 2012 are subject to examination by the tax authorities. Currently, the Company's 2011 U.S. Federal tax return is under examination. With a few exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2010.

Note 25. Foreign Currencies and Concentrations of Credit Risk

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

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Foreign Currencies and Concentration of Credit Risk - (continued)

financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s Due from brokers balance included in the consolidated statements of financial condition was $5.5 million and $8.0 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, 96.2% of the Company’s Due from brokers balance, included in the consolidated statements of financial condition, was from one large financial institution. As of December 31, 2012, 91.5% of the Company’s Due from brokers balance, included in the consolidated statements of financial condition, was from one large financial institution. Two banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2013. Three banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2012.

Note 26. Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets and are covered by a separate sales force, customer support and trading platforms. The Company’s segments are organized around three geographic areas. These geographic areas are the United States, Asia and Europe and are based on the location of its customers’ accounts.

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. The Retail Trading business segment also includes the Company’s white label relationships, CFDs, payments for order flow and rollovers. In addition, the Retail Trading business segment includes offerings to some of the Company’s smaller retail clients to trade with a dealing desk, or principal model.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers, market making and electronic trading in the institutional foreign exchange spot and futures markets. The facilitation of spot foreign currency trades allows customers to obtain the best execution price from external banks and financial institutions.

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Year Ended December 31, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$379,840	$110,957	$(1,209)	$489,588
Operating and other expenses	219,016	99,536	119,176	437,728
Income (loss) before income taxes	$160,824	$11,421	$(120,385)	$51,860
Assets	$1,622,829	$417,492	$183,626	$2,223,947

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Segments - (continued)

	As of and For the Year Ended December 31, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$355,282	$62,033	$—	$417,315
Operating and other expenses	218,018	45,164	106,669	369,851
Income (loss) before income taxes	$137,264	$16,869	$(106,669)	$47,464
Assets	$1,556,680	$381,368	$127,122	$2,065,170

	As of and For the Year Ended December 31, 2011
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$383,356	$28,908	$3,314	$415,578
Operating and other expenses	218,534	20,784	106,663	345,981
Income (loss) before income taxes	$164,822	$8,124	$(103,349)	$69,597
Assets	$1,361,577	$9,534	$116,022	$1,487,133

	Years Ended December 31,
	2013	2012	2011
Total Net Revenues
United States	$301,005	$284,511	$329,366
Asia	57,557	51,486	27,960
Europe, Middle East and North Africa	286,771	191,314	165,073
Other	4,811	4,183	5,098
Eliminations	(160,556)	(114,179)	(111,919)
Total	$489,588	$417,315	$415,578

	Years Ended December 31,
	2013	2012	2011
Operating and Other Expenses
United States	$290,549	$264,706	$299,841
Asia	39,410	41,228	24,173
Europe, Middle East and North Africa	265,218	173,467	130,254
Other	3,107	3,214	3,632
Eliminations	(160,556)	(112,764)	(111,919)
Total	$437,728	$369,851	$345,981

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Segments - (continued)

	Years Ended December 31,
	2013	2012	2011
Income Before Income Taxes
United States	$10,456	$19,805	$29,525
Asia	18,147	10,258	3,787
Europe, Middle East and North Africa	21,553	17,847	34,819
Other	1,704	969	1,466
Eliminations	—	(1,415)	—
Total	$51,860	$47,464	$69,597

FXCM Inc.

Notes to Consolidated Financial Statements

Note 27. Litigation

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

In October, 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against US, ODL Securities, Inc. and ODL Securities, Ltd. (the “Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL, FXCM Securities, LLC, FSL, FXCM, Inc., and Holdings as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. Thereafter, the parties engaged in non-binding mediation. Ultimately a settlement was reached in the amount of $0.7 million which was approved by the Bankruptcy Court on June 20, 2012.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. The Company settled this matter for $2.3 million, which included an administrative penalty, during the first quarter of 2013.

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White (“White”), and related entities RFF GP, LLC (“RFF”), KGM Capital Management, LLC (“KGM”)(collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence.  The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The motions are currently pending.

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $3.8 million as of December 31, 2013.

In view of the inherent difficulty of predicting the outcome of litigation and claims, we cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 28. Subsequent Events

The Company has evaluated subsequent events after the date of the consolidated financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the consolidated financial statements. Such evaluation was performed through the report date of the consolidated financial statements.

On February 28, 2014, the Company, through a new entity, V3 Markets, LLC, created with the non-controlling members of Lucid, completed the acquisition of certain assets and liabilities of Infinium Capital  and certain of its affiliates.   Assets acquired included exchange memberships, trading network infrastructure and intellectual property. The acquisition is intended to expand the Company into a broader array of financial instruments and provide more robust connectivity to various financial exchanges. The consideration for the transaction was approximately $30.0 million consisting of cash, assumed liabilities and a credit of $11.9 million for the Infinium Capital senior secured notes held and exchanged by a consolidated subsidiary of the Company (see Note 10). The Company will hold a 50.1% interest in the new entity.

As of March 14, 2014, the Company had an outstanding balance of $50 million under the Credit Agreement.

The Company declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on April 1, 2014 to Class A stockholders of record at the close of business on March 21, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by the our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of FXCM Inc.

We have audited FXCM Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). FXCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FXCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of FXCM Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of FXCM Inc. for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

// Ernst & Young LLP
New York, NY
March 14, 2014

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,445,164	[1]	$13.77	4,165,139
Equity compensation plans not approved by security holders	—		—	—
_________________

[1]	Includes 253,416 of stock options granted to our independent directors.

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

FXCM INC.
Date: March 14, 2014	By:	/s/ Dror (Drew) Niv
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

Signature	Title	Date
Drow (Drew) Niv /s/ Dror (Drew) Niv	Director and Chief Executive Officer (principal executive officer)	March 14, 2014
Dror (Drew) Niv
/s/ David Sakhai	Director and Chief Operating Officer	March 14, 2014
David Sakhai
/s/ William Adhout	Director	March 14, 2014
William Ahdout
/s/ Kenneth Grossman	Director	March 14, 2014
Kenneth Grossman
/s/ Eduard Yusupov	Director	March 14, 2014
Eduard Yusupov
/s/ Robert Lande	Chief Financial Officer	March 14, 2014
Robert Lande	(principal financial officer)
/s/ James Brown	Director	March 14, 2014
James Brown
/s/ Ryan Silverman	Director	March 14, 2014
Ryan Silverman
/s/ Arthur Gruen	Director	March 14, 2014
Arthur Gruen
/s/ Robin E. Davis	Director	March 14, 2014
Robin E. Davis
/s/ Perry G. Fish	Director	March 14, 2014
Robin E. Davis
Eric LeGoff	Director	March 14, 2014
/s/ Eric LeGoff
Nicola Santoro, Jr.	Chief Accounting Officer	March 14, 2014
/s/ Nicola Santoro, Jr.	(principal accounting officer)

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

4.1
Indenture, dated June 3, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

4.2
Form of 2.25% Convertible Senior Note due 2018 (included as Exhibit A and incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

10.1
Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).

10.2
Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 8, 2013 (File No. 001-34986)).

10.3
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

10.5	FXCM Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Schedule 14A filed by FXCM Inc. on June 30, 2013 (File No. 001-34986)).†
10.6	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.7	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†
10.9
Severance Protection Agreement between Dror (Drew) Niv and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†

10.10
Severance Protection Agreement between David Sakhai and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†

10.11
Form of Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).†

10.12
Fifth Amendment to Credit Agreement and Amendment to Guaranty, dated November 15, 2013 by and among FXCM Holdings LLC, Bank of America, N.A., as Administrative Agent and lenders who are parties thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on November 18, 2013 (File No. 001-34986)).

10.13	Sixth Amendment to Credit Agreement, dated March 12, 2014 by and among FXCM Holdings LLC, Bank of America, N.A., as Administrative Agent and lenders who are parties thereto. *

10.14
Amended and Restated Deed of Shareholders Agreement relating to Lucid Markets Trading Limited, by and among Dierk Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings, LLC and Lucid Markets Trading Limited (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 8, 2013 (File No. 001-34986)).

10.15
Purchase Agreement, dated May 28, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

10.16
Form of Convertible Bond Hedge Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

10.17
Form of Amendment to Convertible Bond Hedge Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

10.18
Form of Issuer Warrant Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

10.19
Form of Amendment to Issuer Warrant Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).

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
______________

*	Filed herewith

**	Furnished herewith

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

†	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.