Form 10-Q
period 2014-03-31
FXCM Inc.
filed 2014-05-12
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 45,839,192 as of May 6, 2014. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 6, 2014 was 39.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2014

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements

FXCM Inc. Condensed Consolidated Statements of Financial Condition

	March 31, 2014 (Unaudited)	December 31, 2013
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$357,905	$365,245
Cash and cash equivalents, held for customers	1,245,341	1,190,880
Due from brokers	44,301	5,450
Accounts receivable, net	14,039	9,953
Deferred tax asset	9,834	11,910
Notes receivable	—	5,992
Tax receivable	7,205	3,861
Total current assets	1,678,625	1,593,291
Deferred tax asset	170,445	166,576
Office, communication and computer equipment, net	50,794	49,165
Goodwill	328,461	307,936
Other intangible assets, net	71,935	76,713
Notes receivable	8,108	5,950
Other assets	31,930	24,316
Total assets	$2,340,298	$2,223,947
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,245,341	$1,190,880
Accounts payable and accrued expenses	70,888	69,697
Credit agreement	50,000	—
Notes payable	9,800	9,800
Due to brokers	633	8,652
Securities sold, not yet purchased	3,586	—
Due to related parties pursuant to tax receivable agreement	14,880	18,588
Total current liabilities	1,395,128	1,297,617
Deferred tax liability	3,930	3,687
Due to related parties pursuant to tax receivable agreement	136,655	131,670
Senior convertible notes	147,598	146,303
Other liabilities	5,721	9,289
Total liabilities	1,689,032	1,588,566
Commitments and Contingencies
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 45,835,442 and 44,664,884 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	458	447
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 41 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1	1
Additional paid-in capital	254,270	245,426
Retained earnings	15,679	16,352
Accumulated other comprehensive loss	(4,537)	(5,344)
Total stockholders’ equity FXCM Inc.	265,871	256,882
Non-controlling interests	385,395	378,499
Total stockholders’ equity	651,266	635,381
Total liabilities and stockholders’ equity	$2,340,298	$2,223,947

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$82,660	$91,254
Institutional trading revenue	26,150	27,556
Trading revenue	108,810	118,810
Interest income	563	679
Brokerage interest expense	(96)	(55)
Net interest revenue	467	624
Other income	5,731	3,430
Total net revenues	115,008	122,864
Operating Expenses
Compensation and benefits	29,890	23,533
Allocation of net income to Lucid members for services provided	2,973	—
Total compensation and benefits	32,863	23,533
Referring broker fees	19,122	21,350
Advertising and marketing	6,497	7,351
Communication and technology	12,219	8,355
Trading costs, prime brokerage and clearing fees	8,206	7,938
General and administrative	16,068	12,471
Depreciation and amortization	12,630	11,974
Total operating expenses	107,605	92,972
Total operating income	7,403	29,892
Other Expense
Loss on equity method investments, net	310	148
Interest on borrowings	2,997	817
Income before income taxes	4,096	28,927
Income tax provision	1,251	7,959
Net income	2,845	20,968
Net income attributable to non-controlling interest in FXCM Holdings, LLC	2,427	10,230
Net (loss) income attributable to other non-controlling interests	(1,659)	3,878
Net income attributable to FXCM Inc.	$2,077	$6,860

Weighted average shares of Class A common stock outstanding:
Basic	39,077	28,472
Diluted	43,152	29,678
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.05	$0.24
Diluted	$0.05	$0.23
Dividends declared per common share	$0.06	$0.06

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Net income	$2,845	$20,968
Other comprehensive income
Foreign currency translation gain (loss)	1,657	(9,296)
Income tax expense	166	3
Other comprehensive income (loss), net of tax	1,491	(9,299)
Comprehensive income	4,336	11,669
Comprehensive income attributable to non-controlling interest in FXCM Holdings, LLC	3,111	4,963
Comprehensive (loss) income attributable to other non-controlling interests	(1,659)	3,878
Comprehensive income attributable to FXCM Inc.	$2,884	$2,828

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	FXCM Inc.
	Non-controlling Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2014	$378,499	$16,352	$(5,344)	$245,426	41	$1	44,664,884	$447	$635,381
Net income	768	2,077	—	—	—	—	—	—	2,845
Other comprehensive income, net of tax	684	—	807	—	—	—	—	—	1,491
Comprehensive income	1,452	2,077	807	—	—	—	—	—	4,336
Class A common stock
Equity based compensation	1,395	—	—	2,105	—	—	163,832	2	3,502
Dividends on Class A common stock	—	(2,750)	—	—	—	—	—	—	(2,750)
Exchange of Holdings units to Class A common stock (see Note 6)	(4,982)	—	—	4,974	—	—	912,076	8	—
Stock options exercised	424	—	—	885	—	—	94,650	1	1,310
Effects of Tax Receivable Agreement	—	—	—	880	—	—	—	—	880
Contributions	10,694	—	—	—	—	—	—	—	10,694
Distributions	(2,087)	—	—	—	—	—	—	—	(2,087)
Balance as of March 31, 2014	$385,395	$15,679	$(4,537)	$254,270	41	$1	45,835,442	$458	$651,266

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$2,845	$20,968
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	12,630	11,974
Equity-based compensation	3,212	3,228
Deferred tax expense	4,164	4,904
Gain on Follow-on payment	(3,672)	—
Loss on disposal of fixed assets	10	126
Amortization of deferred bond discount	1,295	—
Amortization of deferred financing cost	453	140
Loss on equity investment	310	148
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(55,006)	4,516
Due from brokers	(38,851)	5,315
Accounts receivable, net	(1,575)	(2,731)
Tax receivable	(3,344)	1,711
Other assets	968	4,097
Customer account liabilities	54,461	(349)
Accounts payable and accrued expenses	(660)	(6,008)
Other liabilities	105	—
Payments for tax receivable agreement	(3,708)	(4,079)
Due to brokers	(8,019)	(11,096)
Securities sold, not yet purchased	3,586	—
Foreign currency remeasurement loss	280	—
Net cash (used in) provided by operating activities	(30,516)	32,864
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(6,030)	(5,271)
Purchase of intangible assets	(19)	—
Acquisition of business, net of cash acquired	(18,708)	—
Payments for equity investment	—	(3,000)
Net cash used in investing activities	(24,757)	(8,271)
Cash Flows From Financing Activities
Members’ distributions	(2,087)	(8,280)
Contributions	74	—
Dividends paid	(2,750)	(2,157)
Proceeds from exercise of stock options	1,310	35
Borrowings under the credit agreement	50,000	10,000
Payments on borrowings under the credit agreement	—	(15,000)
Net cash provided by (used in) financing activities	46,547	(15,402)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,386	(8,139)
Net (decrease) increase in cash and cash equivalents	(7,340)	1,052
Cash and Cash Equivalents
Beginning of year	365,245	272,332
End of period	$357,905	$273,384
Supplemental disclosures of cash flow activities
Cash paid for taxes (received for refunds)	$(210)	$263
Cash paid for interest	$197	$541
Supplemental disclosure of non-cash investing activities
Notes receivable credited towards consideration for acquisition of business	$11,942	—
Supplemental disclosure of non-cash financing activities
Exchange of Holdings Units for shares of Class A common stock	$4,982	$8,619
Amounts receivable for capital contributions	$10,620	$—
Business acquisition consideration payable	$1,847	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a Delaware holding company incorporated on August 10, 2010, is a global online provider of foreign exchange (“FX”) trading and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity ("VIE") as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 56.1% and 43.9%, respectively, as of March 31, 2014. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 54.8% and 45.2%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income attributable to the non-controlling interests of Lucid, Faros, V3 Markets, LLC ("V3") (see Note 3) and other consolidated entities. Net income attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under “Allocation of net income to Lucid members for services provided” in the condensed consolidated statements of operations. Net income or loss attributable to the non-controlling interests in Faros and V3 represent the portion of earnings or loss attributable to the 49.9% economic interest held by Faros and V3 non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

Non-controlling interest in the condensed consolidated statements of financial condition represents the portion of equity attributable to the non-controlling interests of Holdings, Lucid, Faros, V3 and other consolidated entities. The allocation of equity to other non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation (continued)

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

Forex Capital Markets L.L.C.	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	("Lucid LLP")
Faros Trading LLC	("Faros")
V3 Markets, LLC	("V3")

Investments where the Company is deemed to exercise significant influence (generally defined as owning a voting interest of 20% to 50%), but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments are included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Loss on equity method investments, net in the condensed consolidated statements of operations.

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

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the interim condensed consolidated financial statements.

Accounting Pronouncement Adopted in 2014

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
ASU No. 2013-20 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.
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
ASU No. 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.
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
ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.

Note 2. Holdings

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, anytime the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings unit transaction with the Corporation so that at all times the number of shares of Class A common stock is equal to the Corporation's equity in Holdings. In addition, anytime Holdings unit holders (other than the Corporation) exchange their units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of units to the Corporation.

Changes in the non-controlling and the Corporation’s interests in Holdings for the three months ended March 31, 2014 are presented in the following table:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Holdings (continued)

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2014	44,664,884	36,835,821	81,500,705	54.8%	45.2%	100.0%
Holdings units acquired by FXCM Inc. related to exchanges of Holdings units for shares of Class A common stock	912,076	(912,076)	—	1.1%	(1.1)%	—%
Exercise of stock options	94,650	—	94,650	0.1%	(0.1)%	—%
Issuance under equity based compensation	163,832	—	163,832	0.1%	(0.1)%	—%
Balance as of March 31, 2014	45,835,442	35,923,745	81,759,187	56.1%	43.9%	100.0%

Note 3. Business Acquisition

V3
    On January 21, 2014, (the "V3 Acquisition Date") the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit for $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company. The Company holds a 50.1% interest in V3.
The acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement ("ASC 820") at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 17).

V3 Purchase Price Allocation

(Amounts in thousands)
Purchase price		$16,281
Non-Controlling interest		16,216
Total fair value at Acquisition Date		32,497
Net assets acquired	$10,317
Adjustments to reflect acquired assets and liabilities at fair value
Trading platform (1)	960
Processing platform (2)	150
Non-compete agreement (3)	450
Executory contract (4)	470
Fair value of net assets acquired		12,347
Goodwill resulting from the V3 acquisition		$20,150

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

(1)	Consists of internally developed software platforms that support trade execution, with an amortization life of 4 years.
(2)	Consists of an internally developed software platform that supports trading, with an amortization life of 5 years.
(3)	Amortization life is 1 year.
(4)	Consists of a service agreement relating to fiber optics, wireless and other services, with an amortization life of 3 years.

Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the amounts of V3 net assets recognized as of the V3 Acquisition Date, with amounts in thousands:

As of January 21, 2014
Assets
Office, communication and computer equipment, net	973
Intangible assets	2,030
Exchange memberships and common equity shares	6,429
Equity method investments, net	1,523
Other assets	1,392
Total assets	$12,347
Liabilities	—
Fair value of net assets acquired	$12,347

Condensed Combined Financial Information:
The following condensed financial information presents the resulting operations of V3 from the V3 Acquisition Date to March 31, 2014, with amounts in thousands:

For the period January 21, 2014 to March 31, 2014
Total revenue	$4,569
Net loss	$1,049
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
The fair value of the Follow-on Payment is included in Other liabilities in the condensed consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. This fair value measurement is based on significant inputs not observed in the market and thus represents Level III instruments as defined by ASC 820 (see Note 14). The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The $3.7 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the condensed consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros earnings before income taxes and depreciation ("EBITDA") estimate.
The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros market making business with the Company's foreign exchange trading expertise. Faros is included in the Institutional segment for purposes of segment reporting (see Note 17).

Faros Purchase Price Allocation

(Amounts in thousands)
Purchase price		$15,631
Non-Controlling interest		15,569
Total fair value at Acquisition Date		31,200
Net assets acquired	$137
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (1)	6,000
Non-compete agreement (2)	1,900
Trade name (3)	130
Fair value of net assets acquired		8,167
Goodwill resulting from the Faros acquisition		$23,033
__________________

(1)	Consists of institutional and bank customers, with an amortization life of 4 years.
(2)	Amortization life is 9 years.
(3)	Amortization life is 3 year.
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

Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the amounts of Faros net assets recognized as of the Faros Acquisition Date, with amounts in thousands:

As of September 20, 2013
Assets
Cash and cash equivalents	$1,055
Accounts receivable, net	40
Office, communication and computer equipment, net	31
Intangible assets	8,030
Other assets	76
Total assets	$9,232
Liabilities
Accounts payable and accrued expenses	$1,065
Total liabilities	$1,065
Fair value of net assets acquired	$8,167

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

Pro Forma Condensed Combined Financial Information
The Company's pro forma condensed combined financial information for the acquisitions completed in 2014 (i.e. V3), and 2013 (i.e., Faros) are presented as they may have appeared if all acquisitions had been completed on January 1, 2014 and 2013, with amounts in thousands:

	Three Months Ended
	March 31, 2014	March 31, 2013
Total revenue	$115,008	$133,770
Net income before non-controlling interest	$777	$18,374

These pro forma results for three months ended March 31, 2014 and 2013 primarily include the related tax impact as well as the adjustments for the intangible assets acquired.
Acquisition-related Costs
For the three months ended March 31, 2014, acquisition-related transaction costs for the V3 acquisition were $1.2 million. There were no acquisition related costs for the three months ended March 31, 2013. Acquisition-related transaction costs are included in General and administrative expense in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Equity Method Investments

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in an electronic communication network for foreign exchange trading. As the Company holds a 38% equity interest and exerts significant influence, the investment is accounted for using the equity method and is included in institutional for purposes of segment reporting (see Note 17). The Company also has 26.3% equity interest in a developer of FX trading software which is accounted for using the equity method and is included in corporate for purposes of segment reporting.

In conjunction with the V3 acquisition on January 21, 2014, the Company acquired a 66.3% non-controlling interest in an entity that in turns holds a 17.26% interest in a firm that provides a financial intelligence platform that delivers investment information for investment professionals.

    As of March 31, 2014 and December 31, 2013, the Company’s carrying values of equity method investments were $11.0 million and $9.8 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition.

Loss on equity method investments was $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company did not receive any dividend distributions from its equity method investments during the quarters ended March 31, 2014 and 2013.

Note 5. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS.

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

During the three months ended March 31, 2014, the Company granted 83,490 and 565,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. During the three months ended March 31, 2014 and 2013, stock options granted to certain employees, non-employees and independent directors in the aggregate of 974,490 and 9,377,306, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

The Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets"). If the Profit Targets are achieved, the Lucid sellers are entitled to receive 1.2 million shares on the first anniversary, 3.0 million shares on the second anniversary and 3.0 million shares on the third anniversary of the acquisition date of June 18, 2012. The Lucid sellers achieved the Profit Targets for the first anniversary and received the 1.2 million first anniversary shares. In accordance with ASC 260, the second and third anniversary shares are considered contingently issuable shares. Accordingly, they are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares are included in diluted EPS if all necessary conditions have been satisfied by the end of the period. Since the Profit Targets for the 3.0 million second anniversary shares were achieved, but there are still circumstances under which these shares would not be issued, the shares were not included in the computation of basic EPS as of March 31, 2014. However, because the Profit Targets for the second anniversary shares were already achieved, the shares are included in the computation of diluted EPS as of March 31, 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Earnings per Share (continued)

As described in Note 11, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three months ended March 31, 2014, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 11, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three months ended March 31, 2014, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three months ended March 31, 2014 and 2013 certain members of Holdings exchanged 0.9 million and 1.8 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31,
	2014	2013
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$2,077	$6,860
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$2,077	$6,860
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	39,077	28,472
Add dilutive effect of the following:
Weighted average of Lucid's first anniversary shares issued on June 18, 2013	—	1,200
Lucid contingently issuable shares	3,000
Stock options	1,075	6
Convertible note hedges	—	—
Warrants	—	—
Dilutive weighted average shares of Class A common stock	43,152	29,678

Basic income per share of Class A common stock	$0.05	$0.24
Diluted income per share of Class A common stock	$0.05	$0.23

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	March 31, 2014	December 31, 2013
Receivables
Advances to partners	$596	$940
Accounts receivable - Lucid non-controlling members	2,511	—
Notes receivable and interest - Lucid non-controlling members	8,126	—
Advances to employees	483	826
	$11,716	$1,766
Payables
Guarantee agreement	$6,143	$8,363
Employees	991	708
Shareholders with greater than 5% ownership in the Company	200	200
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	7,673	9,826
Due to Lucid non-controlling members in connection with trade settlements	1,294	169
Notes payable to Lucid non-controlling members in connection with the Acquisition	9,800	9,800
Tax receivable agreement	151,536	150,257
Follow-on Payment	—	3,672
	$177,637	$182,995

The Company has advanced funds for withholding taxes for several partners. The outstanding balance as of March 31, 2014 and December 31, 2013, included in the table above, is included in Accounts receivable, net in the condensed consolidated statements of financial condition.

As described in Note 3, V3 was formed by the Company and the non-controlling members of Lucid.  The Company contributed capital of approximately $16.3 million and the non-controlling members of Lucid contributed capital of approximately $16.2 million.   The non-controlling members of Lucid borrowed approximately $8.1 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statement of financial condition as of March 31, 2014.  The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. An additional $2.5 million for their capital contribution is included in Accounts receivable in the condensed consolidated statements of financial condition as of March 31, 2014.

The Company has advanced funds to several employees. The outstanding balances as of March 31, 2014 and December 31, 2013, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited, (“Global Finance”), and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three months ended March 31, 2014 and 2013, these fees and commissions were approximately $0.4 million and $0.3 million, respectively, and are included in the condensed consolidated statements of operations in Referring broker fees. As of March 31, 2014, the shareholder described above beneficially owns less than 5% of the Corporation's Class A common stock.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions (continued)

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. As of March 31, 2014 and December 31, 2013, the aggregate amount of margin extended under the Method Guaranty was zero. During the three months ended March 31, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three months ended March 31, 2013, fees collected from counterparties and subsequently remitted to Method by the Company were not material and are included in Referring broker fees in the condensed consolidated statements of operations.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a newly formed Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty requires Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Monetary determined on a counterparty by counterparty basis which is agreed upon by the Company, Monetary and the respective counterparty. The Monetary Guaranty may be terminated by either the Company or Monetary at any time provided that if Monetary elects to terminate there are no guaranteed obligations outstanding.   As of March 31, 2014 and December 31, 2013, the aggregate amount of margin extended under the Monetary Guaranty was $6.8 million and $4.5 million, respectively. During the three months ended March 31, 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the three months ended March 31, 2014, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were not material and are included in Referring broker fees in the condensed consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, the Company held cash collateral in the amount of $6.1 million and $8.4 million, respectively, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition.

Accounts payable and accrued expenses in the condensed consolidated statements of financial condition include a balance of $1.3 million and $0.2 million, respectively, of advances from certain Lucid non-controlling members in connection with trade settlements as of March 31, 2014 and December 31, 2013, respectively. Accounts payable and accrued expenses also include $7.7 million and $9.8 million related to the Allocation of net income to Lucid members for services provided as of March 31, 2014 and December 31, 2013, respectively (see Note 1).

Notes payable of $9.8 million, included in the condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013 represent the amount borrowed from the Lucid non-controlling members in connection with the Lucid acquisition. Interest expense related to the unsecured promissory notes was not material for both the three months ended March 31, 2014 and 2013 (see Note 11).
Other liabilities in the condensed consolidated statements of financial condition include the Follow-on Payment of nil and $3.7 million as of March 31, 2014 and December 31, 2013, respectively (see Note 3).
Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three months ended March 31, 2014 and 2013, certain members of Holdings exchanged 0.9 million and 1.8 million, respectively, of their

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Related Party Transactions (continued)

Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $151.5 million and $150.3 million as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, payments of $3.7 million were made pursuant to the tax receivable agreement.

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

During the three months ended March 31, 2014, the Company granted 83,490 Independent Director Options and 565,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock to employees.

The following table summarizes the Company’s stock options activity as of March 31, 2014 and changes for the three months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2014	7,607,800	$13.48	4.3
Granted	648,490	16.28	—
Exercised	(94,650)	13.83	—
Forfeited or expired	(115,650)	12.34	—
Outstanding as of March 31, 2014	8,045,990	$13.72	4.3
Vested or expected to vest at March 31, 2014	8,003,491	$13.73	4.3
Exercisable as of March 31, 2014	4,439,250	$13.72	3.9

The weighted-average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $5.66 and $4.74, respectively.

As of March 31, 2014 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.1 years and the unrecognized expense is $16.3 million. The Company had 6,429,864 and 4,205,628 vested stock options under LTIP during the three months ended March 31, 2014 and 2013, respectively. The fair value of the shares vested under the LTIP during the three months ended March 31, 2014 and 2013 was $37.0 million and $21.8 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.4 million for both the three months ended March 31, 2014 and March 31, 2013 for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material for both the three months ended March 31, 2014 and March 31, 2013 for the Independent Directors Options. The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.3 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively.

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

Cash proceeds received and the income tax benefits realized from the exercise of Stock Options were $1.3 million and not material, respectively, for the three months ended March 31, 2014. Cash proceeds received and the income tax benefits realized from the exercise of Stock Options were both not material for the three months ended March 31, 2013.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options
	Three Months Ended March 31,
	2014	2013
Expected term in years	4.00	4.00
Risk-free interest rate	1.19%	0.63%
Expected volatility	44.0%	54.0%
Dividend yield	1.43%	2.05%
Estimated fair value at grant date	$5.39	$4.26

	Employee Stock Options
	Three Months Ended March 31,
	2014	2013
Expected term in years	4.75	4.75
Risk-free interest rate	1.58%	0.73%
Expected volatility	45.0%	50.0%
Dividend yield	1.48%	1.80%
Estimated fair value at grant date	$5.70	$5.08

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation's Class A common stock. The Company did not grant any Other Equity Awards during the three months ended March 31, 2014 or 2013.

Note 8. Stockholders’ Equity

The following table presents the changes in the corporation's Class A common stock shares outstanding during the three months ended March 31, 2014, with amounts in thousands:

Class A Common Stock	As of March 31, 2014
Balance at January 1, 2014	44,665
Issued	164
Exchange of Holding Units into Class A common stock	912
Stock options exercised	95
Balance at March 31, 2014	45,835

As of March 31, 2014 and December 31, 2013 there were 41 shares of Class B common stock issued and held by members of Holdings.

Note 9. Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK LTD, Australia, ODL, FSL, FXCMJ, Lucid and Faros as of March 31, 2014 and December 31, 2013, with amounts in millions:

	March 31, 2014
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$65.4	$32.7	$100.7	$4.8	$17.9	$34.4	$37.3	$36.9	$0.2
Minimum capital requirement	27.7	12.1	30.2	0.9	6.2	7.3	7.6	3.1	—
Excess capital	$37.7	$20.6	$70.5	$3.9	$11.7	$27.1	$29.7	$33.8	$0.2

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Net Capital Requirements (continued)

	December 31, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$64.2	$33.6	$86.0	$4.7	$18.4	$34.8	$36.3	$41.8	$0.1
Minimum capital requirement	27.1	12.3	24.7	0.4	6.9	8.2	5.6	4.2	—
Excess capital	$37.1	$21.3	$61.3	$4.3	$11.5	$26.6	$30.7	$37.6	$0.1

Note 10. Litigation

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

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White (“White”), and related entities RFF GP, LLC (“RFF”), KGM Capital Management, LLC (“KGM”)(collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence.  The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The Trial Court heard argument on FXCM’s motions to dismiss and entered an order denying them without findings of fact or conclusions of law.  On March 18, FXCM filed a Notice of Appeal of the Trial Court's denial of its motion to compel arbitration.  On April 16, FXCM filed a Petition for a Writ of Mandamus to appeal the denial of its motion to dismiss based on the forum selection clause and filed a brief on its appeal seeking to enforce its motion to compel arbitration. Both the Petition and Appeal are pending.

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution. During the quarter ending March 31, 2014, the Company accrued $2.5 million in additional restitution.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $3.8 million as of March 31, 2014.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Debt

Credit Agreement

On December 19, 2011, Holdings entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

Holdings has entered into various amendments to the Credit Agreement, which among other things, have increased the maximum borrowing available under the Credit Agreement to $250.0 million, subject to the terms and conditions therein.

As of March 31, 2014, Holdings has commitments from lenders for $205.0 million.  As of March 31, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $50.0 million and nil, respectively.

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

Consolidated Leverage Ratio	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Less than 0.50 to 1.00	0.25%	1.75%	0.75%
Greater than or equal to 0.50 to 1.00 but less than 1.00 to 1.00	0.30%	2.00%	1.00%
Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00, but less than 2.00 to 1.00	0.40%	2.50%	1.50%
Greater than or equal to 2.00 to 1.00	0.45%	2.75%	1.75%

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $0.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 9), Consolidated Interest Coverage Ratio and Consolidated Leverage Ratio, as defined in the Credit Agreement, of 4.00 to 1.00 and 2.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of March 31, 2014, Holdings was in compliance with all material covenants.

During the three months ended March 31, 2014 and 2013, the weighted average dollar amount of borrowings related to the Credit Agreement were $37.2 million and $83.3 million, respectively, and the weighted average interest rates were 2.4% and 2.5%, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Debt (continued)

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Debt (continued)

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

Under ASC 470, Debt ("ASC 470"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital section of stockholders' equity in the Company's condensed consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The balances of the liability and equity components as of March 31, 2014, were as follows, with amounts in thousands:

March 31, 2014
Liability component - principal	$172,500
Deferred bond discount	(24,902)
Liability component - net carrying value	$147,598
Equity component	$29,100

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

Three Months Ended March 31, 2014
Interest expense - stated coupon rate	$970
Interest expense - amortization of deferred bond discount	1,295
Total interest expense - convertible note	$2,265

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was $0.3 million for the three months ended March 31, 2014. Unamortized Convertible Notes issuance cost was $5.0 million at March 31, 2014 and is included in Other assets in the condensed consolidated statements of financial position.

Notes Payable

In connection with its Lucid acquisition, the Company issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million maturing on December 21, 2012. On December 21, 2012, the Company repaid $64.0 million of these notes and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance. The notes were pre-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the Lucid purchase price was increased by $15.3 million due to the final determination of tax balances at the acquisition date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase which matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million with a maturity date of June 6, 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Commitments and Contingencies

The Company holds an interest in an inactive entity that formerly provided online FX educational services (“Online Courses”). Online Courses meets the definition of a VIE under ASC 810 and the Company is considered the primary beneficiary. The members who own the remaining interest in Online Courses have put options to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, cease to make up at least 50% of the voting or vested economic interest securities of Holdings. The change in control occurred during the quarter ended September 30, 2013. Under U.S. GAAP, the value of the put options is recognized upon both the change in control and the exercise of the put options.

Assuming a full exercise of the put options at March 31, 2014, the Company would have been obligated to purchase the remaining interest for approximately $3.5 million. Pursuant to the terms of the Online Courses operating agreement, the put options payment accretes at a rate of 15% per annum. Based on the status (inactive and no assets) of Online Courses, a put option payment would most likely result in a charge to earnings. On April 2, 2014, thirty-seven percent of the put options were exercised and Holdings remitted a payment in the amount of $1.3 million to the members on April 3, 2014.  The payment of $1.3 million will be recorded as a charge to earnings during the quarter ended June 30, 2014.

Note 13. Exchange Memberships
The Company’s exchange memberships, which represent ownership interests and shares owned in the exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of March 31, 2014. At March 31, 2014, ownership interests and shares owned with a cost of $2.7 million and $3.5 million, respectively, are included in Other assets in the condensed consolidated statement of financial condition.

Note 14. Fair Value Measurements

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Fair Value Measurements (continued)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Cash and cash equivalents	$357,905	$—	$—	$—	$357,905
Cash and cash equivalents, held for customers	1,245,341	—	—	—	1,245,341
Due from brokers:
Options	4,598	—	—	(4,598)	—
Futures contracts	6,930	—	—	(6,930)	—
OTC foreign currency options	—	335	—	(335)	—
Total assets	$1,614,774	$335	$—	$(11,863)	$1,603,246

Financial Liabilities:
Customer account liabilities	$1,245,341	$—	$—	$—	$1,245,341
Due to brokers:
Options	10,764	—	—	(10,764)	—
Futures contracts	3,905	—	—	(3,835)	70
OTC foreign currency options	—	403	—	(403)	—
Securities sold, not yet purchased - exchange membership shares	3,586	—	—	—	3,586
Total liabilities	$1,263,596	$403	$—	$(15,002)	$1,248,997

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Fair Value Measurements (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Cash and cash equivalents	$365,245	$—	$—	$—	$365,245
Cash and cash equivalents, held for customers	1,190,880	—	—	—	1,190,880
Due from brokers - futures contracts	84	—	—	(84)	—
Total assets	$1,556,209	$—	$—	$(84)	$1,556,125

Financial Liabilities:
Customer account liabilities	$1,190,880	$—	$—	$—	$1,190,880
Due to brokers - open futures contracts	2,404	—	—	(84)	$2,320
Follow-on Payment	—	—	3,672	—	3,672
Total liabilities	$1,193,284	$—	$3,672	$(84)	$1,196,872

Cash and Cash Equivalents and Cash and Cash Equivalents, held for customers
Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I.
Due from/to Brokers

Exchange traded options and open futures contracts, included in Due from and Due to brokers in the condensed consolidated statements of financial condition, are classified as Level I financial assets and liabilities, respectively, as their fair values are based on exchange prices. Over the counter ("OTC") foreign currency options, included in Due from and due to brokers in the condensed consolidated statements of financial condition, are valued using pricing models and are classified as Level II financial liabilities. The pricing models primarily utilize market observable inputs.

Securities Sold, Not Yet Purchased
        Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included in the condensed consolidated statement of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date and are classified as Level I financial assets. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses in Institutional trading revenue in the condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the condensed consolidated statements of financial condition.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Fair Value Measurements (continued)

The following table presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of March 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$19,765	$19,765	$—	$19,765	$—
Due from brokers- unsettled common stock	3,730	3,730	—	3,730	—
Due from brokers - excess cash collateral	20,849	20,849	—	20,849	—
Equity method investments	11,007	14,438	—	—	14,438
Notes receivable	8,108	8,108	—	—	8,108
Other assets- exchange memberships	6,343	6,226	—	6,226	—
Total assets	$69,802	$73,116	$—	$50,570	$22,546

Financial Liabilities:
Due to brokers- unsettled spot FX	$605	$605	$—	$605	$—
Credit agreement	50,000	50,000	—	50,000	—
Senior convertible notes	147,598	151,120	—	151,120	—
Total liabilities	$198,203	$201,725	$—	$201,725	$—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$5,450	$5,450	$—	$5,450	$—
Equity method investments	9,793	13,504	—	—	13,504
Notes receivable	11,942	11,942	—	—	11,942
Total assets	$27,185	$30,896	$—	$5,450	$25,446

Financial Liabilities:
Due to brokers- unsettled spot FX	$6,332	$6,332	—	$6,332	$—
Notes payable	9,800	9,800	—	—	9,800
Senior convertible notes	146,303	149,418	—	149,418	—
Total liabilities	$162,435	$165,550	$—	$155,750	$9,800

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Fair Value Measurements (continued)

Due from/to Brokers - Unsettled Spot FX

Unsettled spot FX, included in Due from brokers and Due to brokers in the condensed consolidated statements of financial condition, are classified as Level II financial assets and liabilities, respectively, and are carried at contracted amounts which approximate fair value based on market price quotations (where observable) obtained from independent brokers.

Due from Brokers - Unsettled Common Stock

The receivable for exchange membership shares sold short, included in Due from brokers in the condensed consolidated statements of financial condition, is classified as a Level II financial asset and is carried at the contracted amount which approximates fair value based on quoted prices.

Due from Brokers - Excess Cash Collateral

Excess cash collateral, included in Due from brokers in the condensed consolidated statements of financial condition, is classified as Level II financial assets.

Equity Method Investments

Equity Method Investments, included in Other assets in the condensed consolidated statements of financial condition, are classified as Level III financial assets and are carried at cost. The fair value of these investments is based on discounted cash flow analyses, comparable market multiples and other valuation methods.

Notes Receivable

Notes receivable are carried at contracted amounts which approximate fair value.

Other Assets - Exchange Memberships

Exchange memberships, which include ownership interests and shares owned, are included in Other assets in the condensed consolidated statements of financial condition. Exchange memberships are carried at cost and are classified as Level II financial assets. The fair value is based on quoted prices or recent sales.

Notes Payable

Notes payable, included in the condensed consolidated statements of financial condition, are carried at contracted amounts, which approximate fair value based on the relatively short amount of time until maturity.

Credit Agreement

Balances due under the Credit Agreement are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate.

Senior Convertible Notes

Senior convertible notes are carried at contractual amounts. The fair value of the Senior convertible notes are based on similar recently executed transactions and market price quotations (where observable) obtained from independent brokers.

Other
Other assets, excluding equity method investments and exchange memberships, are classified as Level II assets as they are carried at contracted amounts, which approximate fair value. Other liabilities, including payables to others are carried at contracted amounts, which approximates fair value and are classified as Level II financial liabilities.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Fair Value Measurements (continued)

The following tables reconcile the ending balances of liabilities classified as Level III and identify the total (gains) and losses the Company recognized during the three months ended March 31, 2014 and twelve months ended December 31, 2013 on such liabilities that were included in the consolidated statements of financial condition as of March 31, 2014 and December 31, 2013, respectively with amounts in thousands:

	As of March 31, 2014
	Beginning Balance	Additions	Net Unrealized/Realized (Gains) Losses	Total
Follow-on Payment	$3,672	$—	$(3,672)	$—
Total Level III liabilities	$3,672	$—	$(3,672)	$—

	As of December 31, 2013
	Beginning Balance	Additions	Net Unrealized/Realized (Gains) Losses	Total
Follow-on Payment	$—	$10,631	$(6,959)	$3,672
Total Level III liabilities	$—	$10,631	$(6,959)	$3,672

The Follow-on Payment related to the Faros acquisition was valued using significant unobservable inputs including a multiple of Faros' 2014 EBITDA. The net unrealized/realized (gains)/losses are included in Other income in the consolidated statements of operations.

The Company did not have any transfers in or out of Level I, II and III during the three months ended March 31, 2014.

Note 15. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Derivative assets and Derivative liabilities in the condensed consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the condensed consolidated statements of financial condition as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with Topic 210, Balance Sheet (“ASC 210”) and ASC 815. The Company enters into futures contracts to economically hedge the open customer contracts on its CFD business. Futures contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company's CFD business are included in Retail trading revenue. The Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the condensed consolidated statements of operations.

Through its subsidiaries Lucid and V3 (see Note 3), the Company enters into options, futures, forward foreign currency contracts and commodity contracts. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative transactions held for trading purposes are recorded in Due from/to brokers in the condensed consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes, are included in Institutional trading revenue in the condensed consolidated statements of operations.

The Company is exposed to risks relating to its derivatives trading positions from the potential inability of counterparties to perform under the terms of the contracts (credit risk) and from changes in the value of the underlying financial instruments (market risk). The Company is subject to credit risk to the extent that any counterparty with which it conducts business with is unable to fulfill its contractual obligations. The Company manages its trading positions by monitoring its positions with and the credit quality of the financial institutions that are party to its derivative trading transactions.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments (continued)

Additionally, the Company's netting agreements provide the Company with the right, in the event of a default of the counterparty (such as bankruptcy or a failure to perform), to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral against any net amount owed by the counterparty.

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of March 31, 2014 and December 31, 2013. Derivative assets and liabilities are included in Due from and Due to brokers in the condensed consolidated statements of financial condition and are net of counterparty and collateral offsets. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Assets
	Included in Due from/to Brokers
	March 31, 2014
	Fair Value	Notional
Options	$4,598	$40,412
Futures contracts	6,930	1,489,497
OTC foreign currency options	335	335
Total derivative assets	$11,863	$1,530,244
Netting agreements	(11,863)
Total derivative assets	$—

	Derivative Liabilities
	Included in Due from/to Brokers
	March 31, 2014
	Fair Value	Notional
Options	$10,764	$65,792
Futures contracts	3,905	3,434,647
OTC foreign currency options	403	403
Total derivative liabilities	$15,072	$3,500,842
Netting agreements	(15,002)
Total derivative liabilities	$70

Total	$70	$5,031,086

	Derivatives Assets
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$84	$19,475
Netting agreements	(84)
Total Assets	$—

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments (continued)

	Derivative Liabilities
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$2,404	$140,429
Netting agreements	(84)
Total Liabilities	$2,320

Total	$2,320	$159,904

The following table presents the gains (losses) on derivative instruments included in Retail and Institutional trading revenue in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, with amounts in thousands:

	Gains (Losses)
	Three Months ended March 31, 2014
	Retail	Institutional	Total
Options	$—	$(1,652)	$(1,652)
Futures contracts	4,153	9,075	13,228
OTC foreign currency options	—	(143)	(143)
Total	$4,153	$7,280	$11,433

	Gains (Losses)
	Three Months ended March 31, 2013
	Retail	Institutional	Total
Options	$—	$—	$—
Futures contracts	(5,427)	4,354	(1,073)
OTC foreign currency options	—	—	—
Total	$(5,427)	$4,354	$(1,073)

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Income Taxes

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes.

The Company’s effective rate was 30.5% for the three months ended March 31, 2014. The Companys' effective rate was 27.5% for the three months ended March 31, 2013. The increase in the effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is principally due to the increase in the Corporation’s ownership of Holdings. The increase in the Corporation’s ownership in Holdings is due to Existing Unit Holders exchanging their membership units for the Corporation’s Class A common stock. The Company’s effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to the Corporation increases. Additionally, a higher percentage of the Company’s income was generated in the US, a higher tax rate jurisdiction. The above increases were partially offset by a reduction of the tax rate for the Company’s UK subsidiaries, the release of a portion of the valuation allowance for Lucid based on latest estimates of its liability to other interest holders and the current deductibility of amounts HK pays a related party for services that party performs that were previously disallowed. Also during the quarter as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the period.

During the quarter ended March 31, 2014, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2009 and, during the quarter ended March 31, 2014, the Internal Revenue Service concluded the audit of the Corporation's 2011 Federal Tax return with no adjustment to the tax owed.

Note 17. Segments

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Segments (continued)

	Three Months Ended March 31, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$84,958	$30,050	$—	$115,008
Total expenses	51,806	27,629	31,167	110,602
Equity investment, loss		224	86	310
Income (loss) before income taxes	$33,152	$2,197	$(31,253)	$4,096

	Three Months Ended March 31, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$95,308	$27,556	$—	$122,864
Total expenses	53,742	17,476	22,719	93,937
Income (loss) before income taxes	$41,566	$10,080	$(22,719)	$28,927

Assets	As of March 31, 2014	As of December 31, 2013
Retail	$1,682,319	$1,622,829
Institutional	466,732	417,492
Corporate	191,247	183,626
Total assets	$2,340,298	$2,223,947

Note 18. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

The Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on July 1, 2014 to Class A stockholders of record at the close of business on June 6, 2014.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to "Lucid" collectively refers to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "Faros" refers to Faros Trading LLC and references to "V3" refers to V3 Markets LLC.

OVERVIEW

Industry Environment

Economic Environment - Currency volatility trended lower in the first quarter of 2014 compared to the fourth quarter of 2013 with the daily JPMorgan Global FX Volatility Index first quarter 2014 average of 7.8 being down 4.9% when compared to the daily JPMorgan Global FX Volatility Index fourth quarter 2013 average of 8.2.  This reduced volatility suppressed trading volumes in both retail and institutional markets.

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

Executive Summary

We continued to experience historically muted currency volatility in the first quarter of 2014 with the daily JPMorgan Global FX Volatility Index falling below 7 during the quarter. The last time the index reached this level was in 2007. While the muted currency volatility weighed heavily on our results for the first quarter of 2014, our past and continued focus on expanding our scale, geographic reach and diversifying our sources has helped weather these market conditions. We continue to invest in this business strategy and believe it will serve us well in the long term.

Looking forward, we are optimistic that market conditions will continue to improve and our focus on diversification should translate into higher volumes and ultimately generate better returns. If conditions slow again or adverse regulatory changes are enacted, we believe we can hold our course better than our competitors and continue to gain market share. Regulatory changes have been a constant in our market for the past four years and we expect this will continue in 2014. While they can present challenges in different geographies or segments, we continue to believe they present us with more opportunities than obstacles. There are a number of regulations some already enacted, some proposed and some potential, which will impact other asset classes making spot FX more attractive, or impacting other FX brokers, presenting opportunities. We believe regulatory changes, market conditions and the importance of scale will continue to fuel consolidation in 2014 across all major geographies. We would expect to continue to be active, but selective, in making acquisitions.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For the three months ended March 31, 2014, 34% of our retail trading revenues were derived from the activities noted in item (iv). For the three months ended March 31, 2013, 27% of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading desks: FXCM Pro and Faros, a company in which we recently acquired 50.1% controlling interest. See “Faros Acquisition” under “Results of Operations”. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid. In addition, with the creation of V3, we recently expanded market making and electronic trading into other asset classes. The income we earn on market making and electronic trading represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions held.

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. For both the three months ended March 31, 2014 and 2013, we recorded stock compensation expense related to stock options granted of $2.4 million. Of these amounts, $1.9 million and $2.1 million related to stock options granted at the time of our IPO for the three months ended March 31, 2014 and 2013, respectively. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the three months ended March 31, 2014 and 2013.

The Lucid acquisition resulted in $9.4 million of deferred compensation. Through March 31, 2014, we recognized $5.6 million of this deferred compensation, of which we recognized as compensation expense $0.8 million in both the three months ended March 31, 2014 and 2013.

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

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in our condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition, Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of the Company's tax provision) is solely based on the portion of its income attributable to its managing member, which is a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable to other members of Lucid LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our condensed consolidated statements of operations as a component of compensation and benefits expense.

Other

Net income attributable to non-controlling interest in FXCM Holdings, LLC  — FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our condensed consolidated financial statements.

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

•
The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as a component of Net (loss) income attributable to other non-controlling interests in our condensed consolidated statements of operations.

We also consolidate the financial results of other entities in which we have a controlling interest. The ownership interests of the non-controlling members is reported in net (loss) income attributable to other non-controlling interests in the condensed consolidated statements of operations.

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

1 2014 items primarily include a $3.7 million benefit related to acquisition contingent consideration, $2.5 million of additional restitution related to trade execution practices in the period from 2006 to 2010, $1.9 million of stock based compensation associated with the IPO and $1.2 million of V3 acquisition related costs. 2013 items primarily include $2.1 million of stock based compensation associated with the IPO. Please refer to Non-GAAP Financial Measures for additional information.

Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 17 to our condensed consolidated financial statements.

Common Stock Repurchase Program

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of March 31, 2014, we have repurchased 5.0 million shares for $61.9 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock Holdings enters into an equivalent Holdings unit transaction with FXCM Inc. Therefore, as of March 31, 2014, Holdings has repurchased 5.0 million of Holdings units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

Credit Agreement

On December 19, 2011, Holdings entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

Holdings has entered into various amendments to the Credit Agreement, which among other things, have increased the maximum borrowing available under the Credit Agreement to $250.0 million, subject to the terms and conditions therein.

As of March 31, 2014, Holdings has commitments from lenders for $205.0 million.  As of March 31, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $50.0 million and nil, respectively.

See “Liquidity and Capital Resources” for more information.

Convertible Senior Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of Convertible Notes and received net proceeds of $ 166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We used the remaining net proceeds from the offering for general corporate purposes, including funding the V3 and Faros acquisitions. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

V3 Acquisition

On January 21, 2014, (the "V3 Acquisition Date") the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company (see Note 3 to the condensed consolidated financial statements). The Company holds a 50.1% interest in V3.
The acquisition was accounted for in accordance with ASC 805. The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million, and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 17 to the unaudited condensed consolidated financial statements).

Faros Acquisition

On September 20, 2013 (the “Faros Acquisition Date”), we acquired a 50.1% controlling interest in Faros. Faros provides foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands our presence and capabilities in the institutional marketplace. As consideration, we provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the sale purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The $3.7 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the condensed consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros EBITDA estimate. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of FXCM Inc.'s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the FXCM Inc.'s Class A common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $23.0 million was recorded as the fair value of estimated consideration over the estimated fair value of the net assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over a 3.25 year term in compensation and benefits in the statements of operations. As a result of the reduction of the Follow-on Payment, the Company did not record deferred compensation associated with the liquidity restriction for the quarter ended March 31, 2014.

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Revenues
Retail trading revenue	$82,660	$91,254
Institutional trading revenue	26,150	27,556
Trading revenue	108,810	118,810
Interest income	563	679
Brokerage interest expense	(96)	(55)
Net interest revenue	467	624
Other income	5,731	3,430
Total net revenues	115,008	122,864
Operating Expenses
Compensation and benefits	29,890	23,533
Allocation of net income to Lucid members for services provided	2,973	—
Total compensation and benefits	32,863	23,533
Referring broker fees	19,122	21,350
Advertising and marketing	6,497	7,351
Communication and technology	12,219	8,355
Trading costs, prime brokerage and clearing fees	8,206	7,938
General and administrative	16,068	12,471
Depreciation and amortization	12,630	11,974
Total operating expenses	107,605	92,972
Total operating income	7,403	29,892
Loss on equity method investments, net	310	148
Interest on borrowings	2,997	817
Income before income taxes	4,096	28,927
Income tax provision	1,251	7,959
Net income	2,845	20,968
Net income attributable to non-controlling interest in FXCM Holdings, LLC	2,427	10,230
Net income (loss) attributable to other non-controlling interests	(1,659)	3,878
Net income attributable to FXCM Inc.	$2,077	$6,860

Other Selected Operating Financial Metrics

	Three Months Ended March 31,
	2014		2013
Customer equity (in millions)	$1,245		$1,190
Tradable accounts	189,263		195,629
Active accounts	181,156		173,265
Daily average trades - retail customers	413,912		437,813
Daily average trades per active account	2.3		2.5
Total retail trading volume(1) (billions)	$936		$1,041
Retail trading revenue per million traded(1)	$88		$88
Average retail customer trading volume per day(1) (billions)	$14.9		$16.5
Daily average trades - institutional customers	36,976		17,241
Institutional trading volumes (1) (billions)	$546		$373
Average institutional customer trading volume per day (1) (billions)	$8.7		$5.9
Trading days	63	—	63

(1)	Volume that an FXCM customer traded in period translated into US dollars.

Three months ended March 31, 2014

Highlights

Total retail trading volumes decreased $105.0 billion or 10.1% to $936.0 billion for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease primarily stems from a decrease in trading volatility. Total active retail customer accounts at March 31, 2014 were 181,156, an increase of 4.6% from March 31, 2013.

•	Total trading revenues decreased $10.0 million or 8% to $108.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•
Net income decreased $4.8 million to a net income of $2.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to lower retail trading revenue, lower Lucid trading revenue, costs associated with the V3 acquisition and an accrual of $2.5 million for additional restitution related to trade execution practices of UK and FSL in the period from 2006 to 2010.

Revenues

Retail trading revenue decreased by $8.6 million or 9% to $82.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to 10.1% lower retail trading volumes. Revenue from retail trading and order flow was down $14.1 million, partially offset by higher CFD revenues of $6.1 million.

Institutional trading revenue decreased $1.4 million to $26.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The net decrease of $1.4 million is due to a decrease of $7.5 million in Lucid's revenue due to the lower currency volatility, partially offset by V3 revenue of $4.4 million, revenue from Faros of $0.6 million and an increase of $1.1 million or 24% in revenue earned by our other institutional business. The increase of $1.1 million in our other institutional business is attributable to an increase in direct volume and volume from FastMatch, Inc. ("FastMatch").

Net interest revenue decreased $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily attributable to cash held in lower yielding bank accounts somewhat offset by higher cash balances held.

Other income of $5.7 million for the three months ended March 31, 2014 primarily consists of the $3.7 million reduction in the Faros Follow-on Payment, $0.4 million of account dormancy and ancillary fees and $1.5 million related to FSL's brokerage activities. Other income for the three months ended March 31, 2013 of $3.4 million primarily consists of $0.3 million of account dormancy and ancillary fees, $1.9 million related to FSL's brokerage activities and a bad debt recovery of $0.9 million.

Operating Expenses

Total compensation and employee benefits increased $9.3 million or 40% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, we recorded $3.0 million of Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Excluding these expenses, compensation and benefits increased $6.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Of the $6.4 million increase, $1.9 million is attributable to V3 and Faros. The remaining increase is attributable to higher headcount and higher bonus expense. The quarter ended March 31, 2013 included a benefit for a decrease in prior year bonus reserves to reflect changes in payment estimates.

Referring broker fees decreased $2.2 million or 10% to $19.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in referring broker fees is correlated to a decrease in indirect volumes of 10% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as well as a decrease in institutional spreads, which reduced the fees to institutional referring brokers.

Advertising and marketing expense decreased $0.9 million or 12% to $6.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Advertising and marketing costs have decreased in line with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $3.9 million to $12.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is primarily attributable to $2.0 million of V3 communication and technology costs, $1.2 million higher platform costs for FastMatch and increased costs for data center services.

Trading costs, prime brokerage and clearing fees increased $0.3 million to $8.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The net increase of $0.3 million is primarily attributable to $0.9 million of additional expense attributable to V3 and $0.5 million related to higher prime broker fees, offset by a $1.3 million decrease in expense at Lucid due to lower trading activity.

General and administrative expense increased $3.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $3.6 million increase is primarily attributable to (i) an accrual of $2.5 million for additional restitution related to trade execution practices of UK and FSL in the period from 2006 to 2010; (ii) $0.9 million of general and administrative expense for V3; (iii) $0.7 million of V3 acquisition related costs and (iv) $0.6 million of higher legal costs, partially offset by lower U.K. regulatory fees of $0.6 million and $0.3 million of lower transaction processing fees for FXCMJ as business was moved to an in house platform in 2013.

Depreciation and amortization expense increased $0.7 million or 5% to $12.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $0.7 million increase is primarily attributable to an increase in amortization expense related to capitalized software.

Non-Operating Expenses

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Contractual interest expense
Credit Agreement	$224	$523
Lucid Promissory Notes	54	154
Convertible Notes(1)	970	—
Amortization of Debt Discount
Convertible Notes(1)	1,296	—
Amortization of Debt Issuance Costs
Credit Agreement	151	140
Convertible Notes(1)	302	—
Total interest expense	$2,997	$817

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the three months ended March 31, 2014 and 2013, our average borrowings under the Credit Agreement were $37.2 million and $83.3 million, respectively, and the weighted average interest rates were 2.4% and 2.5%, respectively. During the three months ended March 31, 2014 and 2013, the average Lucid Promissory Notes outstanding were $9.8 million and $22.9 million, respectively.

Income Taxes

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except percentages)
Income before income taxes	$4,096	$28,927
Income tax provision	$1,251	$7,959
Effective tax rate	30.5%	27.5%

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

Lucid LLP is a limited liability partnership that is treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, which is a U.K. limited liability company subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our consolidated income statement as a component of compensation and benefits expense.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $6.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the decrease in taxable income. The increase in the effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is principally due to the increase in the Corporation’s ownership of Holdings. The increase in the Corporation’s ownership in Holdings is due to Existing Unit Holders exchanging their membership units for the Corporation’s Class A common stock. The Company’s effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to the Corporation increases. Additionally, a higher percentage of the Company’s income was generated in the U.S., a higher tax rate jurisdiction The above increases were partially offset by a reduction of the tax rate for the Company’s U.K. subsidiaries, the release of a portion of the valuation allowance for Lucid based on latest estimates of its liability to other interest holders and the current deductibility of amounts HK pays a related party for services that party performs that were previously disallowed. Also during the quarter, as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the period.

Segment Results

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 181,156 active retail customers globally as of March 31, 2014.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Revenues	$84,958	$95,308
Operating and other expenses	51,806	53,742
Income before income taxes	$33,152	$41,566

Three months ended March 31, 2014

Revenues from our Retail Trading segment decreased $10.4 million or 11% to $85.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $10.4 million decrease is primarily due to $8.6 million lower retail trading revenue due to 10.1% lower retail trading volumes. Revenue from retail trading and order flow was down $14.1 million, partially offset by higher CFD revenues of $6.1 million. Other income was lower by $1.5 million primarily due to a bad debt recovery of $0.9 million in the three months ended March 31, 2013 and lower revenue from FSL's brokerage activities of $0.4 million.

Operating and other expenses decreased $1.9 million or 4% to $51.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The net decrease is primarily attributable to (i) lower referring broker fees of $2.2 million related to lower trading volume; (ii) lower advertising of $0.9 million in line with our cost reduction strategies; (iii) lower U.K. regulatory fees of $0.6 million; (iv) $0.3 million of lower transaction processing fees for FXCMJ as business was moved to an in house platform in 2013; (v) lower interest expense of $0.3 million due to lower outstanding borrowings under the Credit Agreement; partially offset by (i) increased compensation and benefits expense of $1.8 million due to higher bonuses and headcount and (ii) higher depreciation of $0.3 million primarily attributable to an increase in amortization expense related to capitalized software.

Institutional Trading

Our Institutional Trading segment facilitates spot FX trades on behalf of institutional customers, enabling them to obtain optimal prices offered by our FX market makers. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring credit or market risk. Our Institutional Trading segment also includes Lucid, an electronic market marker and trader in the institutional foreign exchange spot and futures markets, and activity from the recent acquisitions of Faros and V3. The V3 acquisition expanded the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges.

Revenues, operating and other expenses and income before income taxes of the Institutional Trading segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Revenues	$30,050	$27,556
Operating and other expenses	27,629	17,476
Loss on equity method investments, net	224	—
Income before taxes	$2,197	$10,080

Three months ended March 31, 2014

Revenues for our Institutional Trading segment increased by $2.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The net increase of $2.5 million is primarily due to a $3.7 million reduction in the Faros Follow-on Payment as a result of lowering the expected 2014 Faros EBITDA, recorded in Other income. This was partially offset by lower institutional trading revenue which decreased $1.4 million to $26.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The net decrease of $1.4 million is due to a decrease of $7.5 million in Lucid's revenue due to the lower currency volatility, partially offset by revenue from V3 of $4.4 million, revenue from Faros of $0.6 million and an increase of $1.1 million in revenue earned by our other institutional business. The increase of $1.1 million in our other institutional business is attributable to an increase in direct volume and volume from FastMatch.

Operating and other expenses increased $10.2 million to $27.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is due primarily to (i) higher compensation and benefits of $2.0 million related to the V3 and Faros acquisitions and $0.8 million of increased Pro compensation; (ii) $3.0 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid; (iii) higher communication and technology costs of $2.0 million for V3 and $1.2 million higher platform costs for FastMatch; (iv) higher general and administrative expense of $0.9 million for V3; (v) higher depreciation expense of $0.3 million primarily attributable to an increase in amortization expense related to capitalized software and (vi) higher trading costs for V3 and Pro of $1.1 million, largely offset by $1.2 million of lower trading costs for Lucid.

The Institutional Trading segment includes equity investment losses of $0.2 million related to our share of FastMatch's earnings.

Corporate

Loss before income taxes of the Corporate segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Revenues	$—	$—
Operating and other expenses	31,167	22,571
Loss on equity method investments, net	86	148
Loss before income taxes	$(31,253)	$(22,719)

Three months ended March 31, 2014

Loss before income taxes increased $8.5 million or 38% to $31.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in operating and other expenses of $8.6 million is primarily attributable to (i) an accrual of $2.5 million for additional restitution related to trade execution practices of UK and FSL in the period from 2006 to 2010; (ii) interest on the Convertible Notes of $2.6 million; (iii) increased compensation and benefits of $1.7 million due to higher headcount and bonuses; (iv) $0.6 million of acquisition related costs for the V3 acquisition; (v) $0.6 million of higher legal costs and (vi) $0.5 million of higher communication and technology costs primarily for data center services.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of March 31, 2014, we had cash and cash equivalents of $357.9 million and remaining borrowing capacity under the Credit Agreement of $155.0 million, subject to the terms and conditions of the Credit Agreement. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At March 31, 2014, approximately 27.4% of our cash and cash equivalents were held in these respective foreign subsidiaries.

	As of March 31, 2014
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In thousands)
Forex Capital Markets L.L.C.	USA	$27.7	$65.4	$37.7
Forex Capital Markets Limited	U.K.	30.2	100.7	70.5
FXCM Asia Limited	Hong Kong	12.1	32.7	20.6
FXCM Australia, Ltd.	Australia	0.9	4.8	3.9
ODL Group Limited	U.K.	6.2	17.9	11.7
FXCM Securities Limited	U.K.	7.3	34.4	27.1
FXCM Japan Securities Co., Ltd.	Japan	7.6	37.3	29.7
Lucid Markets LLP	U.K.	3.1	36.9	33.8
Faros Trading LLC	USA	—	0.2	0.2

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

Cash Flow and Capital Expenditures

Periods Ended March 31, 2014 and 2013

The following table sets forth a summary of our cash flow for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash (used in) provided by operating activities	$(30,516)	$32,864
Cash used in investing activities	(24,757)	(8,271)
Cash provided by (used in) financing activities	46,547	(15,402)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,386	(8,139)
Net (decrease) increase in cash and cash equivalents	(7,340)	1,052
Cash and cash equivalents – end of period	357,905	273,384

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2014	2013
EBITDA(1)	$19,723	$41,718
Non-cash equity-based compensation	3,212	3,228
Net interest payments	(197)	(541)
Net income tax payments	210	(263)
All other, net, including net current assets and liabilities	(53,464)	(11,278)
Net cash (used in) provided by operating activities	$(30,516)	$32,864

(1)(See Non-GAAP Financial Measures)

Cash provided by operating activities decreased $63.4 million to net cash used in operating activities of $30.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily attributable to an increase in net due from brokers balances of $46.9 million, of which approximately $17.4 million is due to the funding of prime broker accounts for V3 and $29.5 million is due to the timing of retail FX and other trade settlements, a decrease in trading revenues of $10.0 million, payment of the fine to the FCA related to pre 2010 trade execution practices of $6.6 million,  payments to Lucid members for services provided of $5.1 million and expenses related to V3.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

Cash flow investments

	Three Months Ended March 31,
	2014	2013
Capital expenditures	$(6,030)	$(5,271)
Acquisition, net of cash acquired	(18,708)	—
Payment for equity investments	—	(3,000)
Other	(19)	—
Net cash used in investing activities	$(24,757)	$(8,271)

Cash used in investing activities of $24.8 million in the three months ended March 31, 2014 consisted primarily of $6.0 million of capital expenditures and $18.7 million for the V3 acquisition.

Cash used in investing activities of $8.3 million in the three months ended March 31, 2013 consisted of capital expenditures of $5.3 million and a $3.0 million payment for our investment in Fastmatch.

Details of cash provided by (used in) financing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2014	2013
Distributions to members	$(2,087)	$(8,280)
Contributions	74	—
Dividend payments	(2,750)	(2,157)
Proceeds from employee stock option exercises	1,310	35
Net borrowings (payments) under the Credit Agreement	50,000	(5,000)
Net cash provided by (used in) financing activities	$46,547	$(15,402)

The $6.2 million decrease in distributions to members during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is attributable to the decrease in net income available for distribution and a discretionary distribution of $4.5 million given to Lucid members during the three months ended March 31, 2013. The $0.6 million increase in dividends paid to FXCM Inc.'s Class A common stockholders during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is attributable to the increase in the number of FXCM Inc.'s Class A common shares outstanding due to members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock. During the three months ended March 31, 2014, we borrowed $50.0 million under the Credit Agreement primarily using the proceeds for the V3 acquisition.

Credit Agreement

On December 19, 2011, Holdings entered into a three year credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

Holdings has entered into various amendments to the Credit Agreement, which among other things, have increased the maximum borrowing available under the Credit Agreement to $250.0 million, subject to the terms and conditions therein.

As of March 31, 2014, Holdings has commitments from lenders for $205.0 million. As of March 31, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $50.0 million and nil, respectively.

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

	Commitment Fee	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans
Consolidated Leverage Ratio
Less than 0.50 to 1.00	0.25%	1.75%	0.75%
Greater than or equal to 0.50 to 1.00 but less than 1.00 to 1.00	0.30%	2.00%	1.00%
Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.35%	2.25%	1.25%
Greater than or equal to 1.50 to 1.00, but less than 2.00 to 1.00	0.40%	2.50%	1.50%
Greater than or equal to 2.00 to 1.00	0.45%	2.75%	1.75%

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.4 million and $0.7 million, respectively, for the three months ended March 31, 2014 and 2013.

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

During the three months ended March 31, 2014 and 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was $37.2 million and $83.3 million, respectively, and the weighted average interest rates were 2.4% and 2.5%, respectively.

Senior Convertible Notes due 2018

In June 2013, we issued $172.5 million principal amount of Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions described below, repaid $80.0 million of outstanding borrowings under our revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We used the remaining net proceeds from the offering for general corporate purposes, including funding the V3 and Faros acquisitions.

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

Lucid Notes Payable

In connection with the Lucid acquisition, we issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million which matured on December 21, 2012. On December 21, 2012, in satisfaction of the matured notes we repaid $64.0 million in cash and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance with a maturity date of December 21, 2013. The notes were repaid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid acquisition date adjusted during the measurement period and we issued six-month 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. The notes matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million with a maturity date of June 6, 2014.

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

2.
Compensation Expense.   Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s IPO. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

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

4.
Acquisition Costs/Income.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs/income. Given the nature of these items, they are not viewed by management as expenses/

income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014					2013
	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$115,008	$(3,672)	(1)	$111,336		$122,864	$—		$122,864
Expenses
Compensation and benefits	29,890	(2,174)	(2)	27,716		23,533	(2,062)	(8)	21,471
Allocation of net income to Lucid members for services provided	2,973	(2,973)	(3)	—		—	—		—
Total compensation and benefits	32,863	(5,147)		27,716		23,533	(2,062)		21,471
Referring broker fees	19,122	—		19,122		21,350	—		21,350
Depreciation, amortization and interest expense	15,627	—		15,627		12,791	—		12,791
Other expense	43,300	(3,406)	(4)	39,894		36,263	—		36,263
Total expenses	110,912	(8,553)		102,359		93,937	(2,062)		91,875
Income before income taxes	4,096	4,881		8,977		28,927	2,062		30,989
Income tax provision	1,251	928	(5)	2,179		7,959	1,637	(5)	9,596
Net income	2,845	3,953		6,798		20,968	425		21,393
Net income attributable to non-controlling interest in FXCM Holdings, LLC	2,427	(2,427)	(6)	—		10,230	(10,230)	(6)	—
Net (loss) income attributable to other non-controlling interests	(1,659)	3,263	(7)	1,604		3,878	—		3,878
Net income attributable to FXCM Inc.	$2,077	$3,117		$5,194		$6,860	$10,655		$17,515
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	43,152	—		79,766	(9)	29,678	—		75,785	(9)
Diluted net income (loss) per share as reported and adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$0.05	—		$0.07		$0.23	—		$0.23
_____________________

(1)	Represents the elimination of a $3.7 million benefit recorded to reduce the contingent consideration related to the Faros acquisition.

(2)	Represents the elimination of $1.9 million of IPO stock-based compensation and $0.3 million of compensation costs related to the V3 acquisition.

(3)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net income attributable to other non-controlling interests.

(4)	Represents the elimination of $0.9 million of V3 acquisition costs and $2.5 million to eliminate an additional reserve established relating to pre August 2010 trade execution practices in the UK.

(5)
Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 24.3% and 31.0% for the three months ended March 31, 2014 and 2013, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company and reflects the tax effect of any proforma adjustments.

(6)
Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

(7)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings attributed to non-controlling interests recorded as compensation for U.S. GAAP purposes to Net income attributable to other non-controlling interests and the impact of other pro forma adjustments impacting non-controlling interests.

(8)	Represents the elimination of equity-based compensation associated with the IPO.

(9)	Diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	(In thousands)
	Adjusted Pro Forma		U.S. GAAP
	2014	2013	2014	2013
Net income attributable to FXCM Inc.	$5,194	$17,515	$2,077	$6,860
Net income attributable to non-controlling interest in FXCM Holdings, LLC	—	—	2,427	10,230
Net income (loss) attributable to other non-controlling interests	1,604	3,878	(1,659)	3,878
Provision for income taxes	2,179	9,596	1,251	7,959
Depreciation and amortization	12,630	11,974	12,630	11,974
Interest on borrowing	2,997	817	2,997	817
Adjusted EBITDA	$24,604	$43,780	$19,723	$41,718

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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
ASU No. 2013-20 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.
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
ASU No. 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2013, and will be applied prospectively. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.
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
ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied prospectively to unrecognized tax benefits that existed at the effective date. Retrospective application is permitted. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at March 31, 2014:

	As of March 31, 2014
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$46,331	$4,705	$14,773	$6,959	$19,894
Credit Agreement(1)	54,781	1,315	53,466	—	—
Lucid Note Payable(2)	9,840	9,840	—	—	—
Contingent put options(3)	3,524	3,524	—	—	—
Convertible Notes	189,966	3,881	11,644	174,441	—
Vendor obligations	1,327	889	438	—	—
Total	$305,769	$24,154	$80,321	$181,400	$19,894
_____________________

(1)
Assumes there will be no other increases to the amount borrowed at March 31, 2014 and the outstanding balance will be paid upon expiration of the facility. Includes commitment fees using the rates in effect as of March 31, 2014.

(2)	Principal plus interest at the stated rate of 2.25%.

(3)	See Note 12 to our unaudited condensed consolidated financial statements. Assumes exercise of put option in the second quarter of 2014.

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

As of March 31, 2014, 0.17% of our net assets (assets less liabilities) were in British pounds, 0.38% in Euros, 9.99% in Japanese yen, and 2.50% in Hong Kong dollars, and 1.79% in all other currencies than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.1 million in the case of British pounds, $0.2 million for Euros, $6.5 million for Japanese yen, and $1.6 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.
Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at March 31, 2014 we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $8.0 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the three months ended March 31, 2014 and 2013, our credit exposure was $0.2 million and $1.1 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2014, our exposure to our three largest institutional counterparties, all major global banking institutions, was 32.5% of total assets and the single largest within the group was 13.2% of total assets. As of December 31, 2013, our exposure to our three largest institutional counterparties, all major global banking institution, was 33.0% of total assets and the single largest within the group was 13.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. Generally, we incur market risk as a result of trading in our retail business, Lucid and V3. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of March 31, 2014, our net unhedged exposure to CFD customer positions was 3.0% of total assets. A 10% change in the value of our unhedged CFD positions as of March 31, 2014 would result in an $7.0 million decrease in pre-tax income.

Lucid exposes us to market risk in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended March 31, 2014 was $17.8 million and the maximum intra-day gross position was $67.9 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $6.8 million decrease in consolidated pre-tax income.

V3's market making and trading activities expose us to market risk. Market risks include price risk, volatility risk, liquidity risk and interest rate risk. Further risks may result from unexpected market reactions to economic data. V3 monitors these risks through risk limits, continuously monitoring positions and hedging strategies. The control processes are designed to cap daily losses at approximately $0.3 million.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2014, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 15.3% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2014, we had $88.9 million in regulatory capital requirements at our regulated subsidiaries and $312.4 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors," in our Annual Report for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 21, 2014, the Company, through a new entity, V3, completed its acquisition of certain assets of Infinium. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through March 31, 2014, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. The Company is currently in the process of assessing the internal controls and procedures of V3 and in accordance with SEC guidance will make an election to included or exclude V3 from its December 31, 2014 assessment of and report on internal controls over financial reporting upon completion of its assessment. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013, nor have there been any legal proceedings during the three months ended March 31, 2014.

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White (“White”), and related entities RFF GP, LLC (“RFF”), KGM Capital Management, LLC (“KGM”)(collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence. The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The Trial Court heard argument on FXCM’s motions to dismiss and entered an order denying them without findings of fact or conclusions of law.  On March 18, FXCM filed a Notice of Appeal of the Trial Court's denial of its motion to compel arbitration.  On April 16, FXCM filed a Petition for a Writ of Mandamus Petition to appeal the denial of its motion to dismiss based on the forum selection clause and filed a brief on its appeal seeking to enforce its motion to compel arbitration. Both the Petition and Appeal are pending.

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution. During the quarter ending March 31, 2014, the Company accrued $2.5 million in additional restitution.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $3.8 million as of March 31, 2014.

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

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended March 31, 2014.

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of March 31, 2014, we have repurchased 5.0 million shares for $61.9 million under these authorizations. The Company is not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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

FXCM INC.
Date: May 12, 2014	By	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2014	By	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)