Form 10-Q
period 2014-06-30
FXCM Inc.
filed 2014-08-08
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 45,909,957 as of August 6, 2014. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of August 6, 2014 was 38.

FXCM INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2014

i

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition

	June 30, 2014 (Unaudited)	December 31, 2013

	(Amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$348,763	$365,245
Cash and cash equivalents, held for customers	1,312,270	1,190,880
Trading securities	614	—
Due from brokers	24,357	5,450
Accounts receivable, net	13,170	9,953
Deferred tax asset	7,850	11,910
Notes receivable	—	5,992
Tax receivable	9,756	3,861
Total current assets	1,716,780	1,593,291
Deferred tax asset	171,266	166,576
Office, communication and computer equipment, net	50,654	49,165
Goodwill	328,891	307,936
Other intangible assets, net	69,269	76,713
Notes receivable	9,608	5,950
Other assets	29,482	24,316
Total assets	$2,375,950	$2,223,947
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,312,270	$1,190,880
Accounts payable and accrued expenses	56,944	69,697
Credit agreement	25,000	—
Notes payable	7,460	9,800
Due to brokers	15,699	8,652
Securities sold, not yet purchased	3,435	—
Deferred tax liability	88	—
Due to related parties pursuant to tax receivable agreement	14,880	18,588
Total current liabilities	1,435,776	1,297,617
Deferred tax liability	3,439	3,687
Due to related parties pursuant to tax receivable agreement	137,157	131,670
Senior convertible notes	148,900	146,303
Other liabilities	5,957	9,289
Total liabilities	1,731,229	1,588,566
Commitments and Contingencies (see Note 13)
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 45,909,957 and 44,664,884 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	459	447
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 38 and 41 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	256,508	245,426
Retained earnings	9,849	16,352
Accumulated other comprehensive loss	(2,817)	(5,344)
Total stockholders’ equity FXCM Inc.	264,000	256,882
Non-controlling interests	380,721	378,499
Total stockholders’ equity	644,721	635,381
Total liabilities and stockholders’ equity	$2,375,950	$2,223,947
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$73,736	$104,068	$156,396	$195,322
Institutional trading revenue	21,787	31,792	47,937	59,348
Trading revenue	95,523	135,860	204,333	254,670
Interest income	693	670	1,256	1,349
Brokerage interest expense	(164)	(69)	(260)	(124)
Net interest revenue	529	601	996	1,225
Other income	1,875	3,672	7,606	7,102
Total net revenues	97,927	140,133	212,935	262,997
Operating Expenses
Compensation and benefits	28,821	26,587	58,711	50,120
Allocation of net income to Lucid members for services provided	2,315	15,004	5,288	15,004
Total compensation and benefits	31,136	41,591	63,999	65,124
Referring broker fees	16,495	22,422	35,617	43,772
Advertising and marketing	7,084	6,157	13,581	13,508
Communication and technology	12,031	9,765	24,250	18,120
Trading costs, prime brokerage and clearing fees	8,030	8,961	16,236	16,899
General and administrative	15,611	13,423	31,679	25,894
Depreciation and amortization	13,122	12,481	25,752	24,455
Total operating expenses	103,509	114,800	211,114	207,772
Total operating (loss) income	(5,582)	25,333	1,821	55,225
Other Expense
Loss on equity method investments, net	224	397	534	545
Interest on borrowings	3,096	1,290	6,093	2,107
(Loss) income before income taxes	(8,902)	23,646	(4,806)	52,573
Income tax (benefit) provision	(747)	6,390	504	14,349
Net (loss) income	(8,155)	17,256	(5,310)	38,224
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(2,209)	14,093	218	24,323
Net loss attributable to other non-controlling interests	(2,868)	(6,961)	(4,527)	(3,083)
Net (loss) income attributable to FXCM Inc.	$(3,078)	$10,124	$(1,001)	$16,984

Weighted average shares of Class A common stock outstanding:
Basic	40,287	30,695	37,793	29,589
Diluted	40,287	31,829	37,793	30,759
Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$(0.08)	$0.33	$(0.03)	$0.57
Diluted	$(0.08)	$0.32	$(0.03)	$0.55
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Net (loss) income	$(8,155)	$17,256	$(5,310)	$38,224
Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,066	(3,438)	4,723	(12,734)
Income tax (benefit) expense	—	(130)	166	(127)
Other comprehensive income (loss), net of tax	3,066	(3,308)	4,557	(12,607)
Comprehensive (loss) income	(5,089)	13,948	(753)	25,617
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(863)	12,326	2,248	17,289
Comprehensive loss attributable to other non-controlling interests	(2,868)	(6,961)	(4,527)	(3,083)
Comprehensive (loss) income attributable to FXCM Inc.	$(1,358)	$8,583	$1,526	$11,411

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2014	$378,499	$16,352	$(5,344)	$245,426	41	$1	44,664,884	$447	$635,381
Net loss	(4,309)	(1,001)	—	—	—	—	—	—	(5,310)
Other comprehensive income, net of tax	2,030	—	2,527	—	—	—	—	—	4,557
Comprehensive (loss) income	(2,279)	(1,001)	2,527	—	—	—	—	—	(753)
Repurchase of Class A common stock	(175)	—	—	(469)	—	—	(45,985)		(644)
Class A common stock
Equity based compensation	3,276	—	—	4,010	—	—	163,832	1	7,287
Dividends on Class A common stock	—	(5,502)	—	—	—	—	—	—	(5,502)
Exchange of Holdings units to Class A common stock (see Note 7)	(5,568)	—	—	5,558	(3)	—	1,017,076	10	—
Stock options exercised	505	—	—	1,015	—	—	110,150	1	1,521
Effects of Tax Receivable Agreement	—	—	—	968	—	—	—	—	968
Contributions (other non-controlling interests)	10,744	—	—	—	—	—	—	—	10,744
Distributions - non-controlling members	(4,281)	—	—	—	—	—	—	—	(4,281)
Balance as of June 30, 2014	$380,721	$9,849	$(2,817)	$256,508	38	$1	45,909,957	$459	$644,721

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2013	$393,356	$11,122	$(1,301)	$171,390	43	$1	34,683,599	$347	$574,915
Net income	21,240	16,984	—	—	—	—	—	—	38,224
Other comprehensive loss, net of tax	(7,034)	—	(5,573)	—	—	—	—	—	(12,607)
Comprehensive income (loss)	14,206	16,984	(5,573)	—	—	—	—	—	25,617
Repurchase of Class A common stock	(3,993)	—	—	(8,017)	—	—	(853,400)	(9)	(12,019)
Class A common stock
Equity based compensation	4,006	—	—	3,255	—	—	—	—	7,261
Dividends on Class A common stock	—	(4,435)	—	—	—	—	—	—	(4,435)
Exchange of Holdings units to Class A common stock (See Note 7)	(19,831)	—	—	19,791	(4)	—	3,982,494	40	—
Assignment of permitted transferees	—	—	—	—	1	—	—	—	—
Stock options exercised	902	—	—	1,793	—	—	200,100	2	2,697
Effects of Tax Receivable Agreement	—	—	—	2,217	—	—	—	—	2,217
Equity component of Convertible Note issuance	15,512	—	—	13,589	—	—	—	—	29,101
Sale of warrants	9,903	—	—	8,675	—	—	—	—	18,578
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Distributions - non-controlling members	(7,929)	—	—	—	—	—	—	—	(7,929)
Balance as of June 30, 2013	$390,620	$23,671	$(6,874)	$199,104	40	$1	38,012,793	$380	$606,902

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013

	(Amounts in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(5,310)	$38,224
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	25,752	24,455
Equity-based compensation	6,700	6,517
Deferred tax expense	5,543	7,685
Gain on Follow-on Payment	(3,672)	—
Loss on disposal of fixed assets	10	126
Amortization of deferred bond discount	2,597	390
Amortization of deferred financing cost	906	330
Loss on equity investment	534	545
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(122,920)	20,263
Trading securities	(614)	—
Due from brokers	(18,906)	2,523
Accounts receivable, net	(3,240)	(22,043)
Tax receivable	(5,895)	5,065
Other assets	2,738	1,740
Customer account liabilities	121,392	(19,275)
Accounts payable and accrued expenses	(12,862)	5,633
Other liabilities	340	—
Payments for tax receivable agreement	(3,707)	(4,079)
Due to brokers	7,047	28,679
Securities sold, not yet purchased	3,435	—
Foreign currency remeasurement loss	102	(1,732)
Net cash (used in) provided by operating activities	(30)	95,046
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(11,328)	(10,961)
Purchase of intangible assets	(4,417)	(28)
Acquisition of business, net of cash acquired	(21,791)	(22,867)
Issuance of notes receivable	(1,500)	—
Payments for equity investment	—	(3,000)
Net cash used in investing activities	(39,036)	(36,856)
Cash Flows From Financing Activities
Distributions - non-controlling members	(4,281)	(7,929)
Contributions from other non-controlling members	2,463	—
Dividends paid	(5,502)	(4,435)
Proceeds from exercise of stock options	1,521	2,697
Stock repurchase	(644)	(12,019)
Proceeds from issuance of senior convertibles notes, net	—	166,474
Purchase of convertible note hedges	—	(29,101)
Proceeds from sale of warrants	—	18,578
Borrowings under the credit agreement	50,000	10,000
Payments on borrowings under the credit agreement	(25,000)	(95,000)
Net cash provided by financing activities	18,557	49,265
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,027	(6,042)
Net (decrease) increase in cash and cash equivalents	(16,482)	101,413
Cash and Cash Equivalents
Beginning of year	365,245	272,332
End of period	$348,763	$373,745
Supplemental disclosures of cash flow activities
Cash paid for taxes	$402	$487
Cash paid for interest	$2,578	$1,207
Supplemental disclosure of non-cash investing activities
Notes receivable credited towards consideration for acquisition of business	$11,942	$—
Supplemental disclosure of non-cash financing activities
Exchange of Holdings Units for shares of Class A common stock	$5,568	$19,831
Business acquisition consideration payable	$—	$15,300
Notes issued for capital	$8,279	$—
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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 56.2% and 43.8%, respectively, as of June 30, 2014. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 54.8% and 45.2%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income attributable to the non-controlling interests of Lucid Markets Trading Limited ("Lucid"), Faros Trading LLC ("Faros"), V3 Markets, LLC ("V3") (see Note 3) and other consolidated entities. Net income attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under Allocation of net income to Lucid members for services provided in the condensed consolidated statements of operations. Net income or loss attributable to the non-controlling interests in Faros and V3 represent the portion of earnings or loss attributable to the 49.9% economic interest held by Faros and V3 non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

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

Accounting Pronouncement Adopted in 2014

Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation (continued)

amount of the obligation is fixed at the reporting date as the sum of (i) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount it expect to pay on behalf of its co-obligors.
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

Recently Issued Accounting Pronouncements
Reporting Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The standard also raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The standard expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The standard is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company plans to adopt the standard prospectively on its required effective date of January 1, 2015 and the impact, if any, on the Company’s consolidated financial condition, results of operations or cash flows will be dependent on the nature of future disposals.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard sets out the following five steps an entity should apply to achieve this core principle.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation (continued)

•Identify the contract(s) with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation.
  For a public entity, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 2. Holdings

The Corporation consolidates the financial results of Holdings whereby it records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, anytime the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings unit transaction with the Corporation so that at all times the number of shares of Class A common stock is equal to the Corporation's membership units in Holdings. In addition, anytime Holdings unit holders (other than the Corporation) exchange their units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of units to the Corporation.

Changes in the non-controlling and the Corporation’s interests in Holdings for the six months ended June 30, 2014 are presented in the following table:

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2014	44,664,884	36,835,821	81,500,705	54.8%	45.2%	100.0%
Holdings units acquired by FXCM Inc. related to exchanges of Holdings units for shares of Class A common stock	1,017,076	(1,017,076)	—	1.2%	(1.2)%	—%
Holding units repurchased related to Class A common stock repurchased	(45,985)	—	(45,985)	—%	—%	—%
Exercise of stock options	110,150	—	110,150	0.1%	(0.1)%	—%
Issuance under equity based compensation	163,832	—	163,832	0.1%	(0.1)%	—%
Balance as of June 30, 2014	45,909,957	35,818,745	81,728,702	56.2%	43.8%	100.0%

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition

V3
    On January 21, 2014, (the "V3 Acquisition Date") the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company. The Company holds a controlling 50.1% interest in V3.
The acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement ("ASC 820") at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 18).
During the three months ended June 30, 2014, the purchase price was decreased by $0.9 million, due to the final determination of the assumed liabilities. In connection with this purchase price adjustment, the initial goodwill recorded was reduced by $0.8 million to $19.4 million.

V3 Purchase Price Allocation (¹)

(Amounts in thousands)
Purchase price		$15,825
Non-Controlling interest		15,762
Total fair value at Acquisition Date		31,587
Net assets acquired	$10,210
Adjustments to reflect acquired assets and liabilities at fair value
Trading platform (2)	950
Processing platform (3)	150
Non-compete agreement (4)	450
Executory contract (5)	470
Fair value of net assets acquired		12,230
Goodwill resulting from the V3 acquisition		$19,357

(1)
The amounts included in the V3 Purchase Price Allocation table represent the allocation of the purchase price and includes revisions made during the 12 month remeasurement period from the V3 Acquisition Date.

(2)	Consists of internally developed software platforms that support trade execution, with an amortization life of 4 years.
(3)	Consists of an internally developed software platform that supports trading, with an amortization life of 5 years.
(4)	Amortization life is 1 year.
(5)	Consists of a service agreement relating to fiber optics, wireless and other services, with an amortization life of 3 years.

The amounts included in the V3 Purchase Price Allocation table represent the preliminary allocation of the purchase price and were subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period were pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified were adjusted to reflect

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities resulted in a corresponding adjustment to goodwill.

Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the amounts of V3 net assets recognized as of the V3 Acquisition Date, with amounts in thousands:

As of January 21, 2014
Assets
Office, communication and computer equipment, net	$973
Intangible assets	2,020
Exchange memberships and common equity shares	6,429
Equity method investments, net	1,523
Other assets	1,392
Total assets	$12,337
Liabilities	(107)
Fair value of net assets acquired	$12,230

Condensed Combined Financial Information:
The following condensed financial information presents the resulting operations of V3 from the V3 Acquisition Date to June 30, 2014, with amounts in thousands:

For the period January 21, 2014 to June 30, 2014
Total revenue	$8,644
Net loss	$(2,572)

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
The fair value of the Follow-on Payment is included in Other liabilities in the condensed consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

on Payment using both a discounted cash flow model and guideline public company model. This fair value measurement is based on significant inputs not observed in the market and thus represents Level III instruments as defined by ASC 820 (see Note 15). The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The $3.7 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the condensed consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros earnings before income taxes and depreciation ("EBITDA") estimate. The Company reassessed the Follow-on Payment liability at June 30, 2014 and determined that a fair value of zero was still appropriate.
The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros market making business with the Company's foreign exchange trading expertise. Faros is included in the Institutional segment for purposes of segment reporting (see Note 18).

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

Pro Forma Condensed Combined Financial Information
The Company's pro forma condensed combined financial information for the acquisitions completed in 2014 (i.e. V3), and 2013 (i.e., Faros) are presented as they may have appeared if all acquisitions had been completed on January 1, 2014 and 2013, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$97,927	$157,614	$212,935	$292,662
Net (loss) income before non-controlling interest	$(8,155)	$21,375	$(7,378)	$43,119

These pro forma results for six months ended June 30, 2014 and 2013 primarily include the related tax impact as well as the adjustments for the intangible assets acquired.

Acquisition-related Costs
Acquisition-related transaction costs for the V3 acquisition were $1.2 million for both the three and six months ended June 30, 2014. There were no acquisition related costs for the three and six months ended June 30, 2013. Acquisition-related transaction costs are included in General and administrative expense in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Trading Securities

Equity securities purchased with the intent to sell in the near-term are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities. As of June 30, 2014 and December 31, 2013, trading securities amounted to $0.6 million and nil, respectively.
Net realized and unrealized gains and losses on trading securities are included in Institutional trading revenue in the condensed consolidated statements of operations. For the purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.
For the three and six months ended June 30, 2014 net realized and unrealized gains or losses related to trading securities were $0.9 million and $1.0 million. No net realized and unrealized gains and losses related to trading securities were recognized for the three and six months ended June 30, 2013.

Note 5. Equity Method Investments

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in an electronic communication network for foreign exchange trading. As the Company holds a 35% equity interest and exerts significant influence, the investment is accounted for using the equity method and is included in institutional for purposes of segment reporting (see Note 18). The Company also has a 26.3% equity interest in a developer of FX trading software which is accounted for using the equity method and is included in corporate for purposes of segment reporting.

In conjunction with the V3 acquisition on January 21, 2014, the Company acquired a 66.3% non-controlling interest in an entity that holds a 17.26% interest in a firm that delivers investment information to investment professionals which is accounted for using the equity method and is included in the institutional segment for purposes of segment reporting.

    As of June 30, 2014 and December 31, 2013, the Company’s carrying values of equity method investments were $10.8 million and $9.8 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition.

Loss on equity method investments was $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations. Loss on equity method investments was $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company did not receive any dividend distributions from its equity method investments during the three and six months ended June 30, 2014. Dividends received from the Company's equity method investments during the three and six months ended June 30, 2013 were not material.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Earnings per Share

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

During the six months ended June 30, 2014, the Company granted 83,490 and 565,000 stock options to purchase shares of the Corporation’s Class A common stock to its independent directors and employees, respectively. During the six months ended June 30, 2014 and 2013, stock options granted to certain employees, non-employees and independent directors in the aggregate of 1,084,490 and 8,937,414, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

The Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets"). The Lucid sellers achieved the Profit Targets for the first anniversary shares during the quarter ended June 30, 2013 and received 1.2 million shares in June 2013. During the six months ended June 30, 2014, the Lucid sellers achieved the Profit Targets for the 3.0 million second anniversary shares and these shares are included in the computation of basic EPS for the three and six months ended June 30, 2014. The shares were not included in diluted EPS as they would have an anti-dilutive effect since the shares would decrease the loss per share. If the third anniversary Profit Targets are achieved, the Lucid sellers are entitled to receive 3.0 million shares on the third anniversary of the acquisition date of June 18, 2012. In accordance with ASC 260, the third anniversary shares are considered contingently issuable shares. Accordingly, the third anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares are included in diluted EPS if all necessary conditions have been satisfied by the end of the period.

As described in Note 12, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and six months ended June 30, 2014, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 12, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and six months ended June 30, 2014, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.
Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three and six months ended June 30, 2014 certain members of Holdings exchanged 0.1 million and 1.0 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Earnings per Share (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net income per share:
Numerator
Net (loss) income available to holders of Class A common stock	$(3,078)	$10,124	$(1,001)	$16,984
Earnings allocated to participating securities	—	—	—	—
Earnings available for common stockholders	$(3,078)	$10,124	$(1,001)	$16,984
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	40,287	30,695	37,793	29,589
Add dilutive effect of the following:
Weighted average of Lucid's first anniversary shares issued on June 18, 2013	—	1,029	—	1,114
Stock options	—	105	—	56
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Dilutive weighted average shares of Class A common stock	40,287	31,829	37,793	30,759

Basic (loss) income per share of Class A common stock	$(0.08)	$0.33	$(0.03)	$0.57
Diluted (loss) income per share of Class A common stock	$(0.08)	$0.32	$(0.03)	$0.55

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	June 30, 2014	December 31, 2013
Receivables
Advances to non-controlling unit holders	$217	$940
Accounts receivable - Lucid non-controlling members	171	—
Notes receivable and interest - Lucid non-controlling members	8,159	—
Advances to employees	778	826
	$9,325	$1,766
Payables
Guarantee agreement	$6,239	$8,363
Employees with greater than 5% ownership in the Company	1,658	708
Shareholders with greater than 5% ownership in the Company	200	200
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	9,700	9,826
Due to Lucid non-controlling members in connection with trade settlements	1,231	169
Notes payable to Lucid non-controlling members in connection with the acquisition	7,460	9,800
Tax receivable agreement	152,037	150,257
Follow-on Payment	—	3,672
	$178,525	$182,995

The Company has advanced funds for withholding taxes to several non-controlling unit holders. The outstanding balance as of June 30, 2014 and December 31, 2013, included in the table above, is included in Accounts receivable, net in the condensed consolidated statements of financial condition.

As described in Note 3, V3 was formed by the Company and the non-controlling members of Lucid. The Company contributed capital of approximately $16.3 million and the non-controlling members of Lucid contributed capital of approximately $16.2 million. The non-controlling members of Lucid borrowed approximately $8.1 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statement of financial condition as of June 30, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three and six months ended June 30, 2014 and nil for the three and six months ended June 30, 2013. An additional $0.2 million for their capital contribution is included in Accounts receivable, net in the condensed consolidated statements of financial condition.

The Company has advanced funds to several employees. The outstanding balances as of June 30, 2014 and December 31, 2013, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three and six months ended June 30, 2014, these fees and commissions were approximately $0.3 million and $0.6 million, respectively, and are included in the condensed consolidated statements of operations in Referring broker fees. For the three and six months ended June 30, 2013 these fees and

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Related Party Transactions (continued)

commissions were approximately $0.5 million and $0.8 million, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. As of June 30, 2014, the shareholder described above beneficially owns less than 5% of the Corporation's Class A common stock.

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. As of June 30, 2014 and December 31, 2013, the aggregate amount of margin extended under the Method Guaranty was zero. During the three and six months ended June 30, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three and six months ended June 30, 2013, fees collected from counterparties and subsequently remitted to Method by the Company were not material and are included in Referring broker fees in the condensed consolidated statements of operations.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a newly formed Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty requires Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Monetary determined on a counterparty by counterparty basis which is agreed upon by the Company, Monetary and the respective counterparty. The Monetary Guaranty may be terminated by either the Company or Monetary at any time provided that if Monetary elects to terminate there are no guaranteed obligations outstanding. As of June 30, 2014 and December 31, 2013, the aggregate amount of margin extended under the Monetary Guaranty was $10.3 million and $4.5 million, respectively. During the three and six months ended June 30, 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the three and six months ended June 30, 2014, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were $0.1 million and $0.2 million, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company held cash collateral related to the Monetary Guaranty in the amount of $6.2 million and $8.4 million, respectively, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition.

Accounts payable and accrued expenses in the condensed consolidated statements of financial condition include a balance of $1.2 million and $0.2 million of advances from certain Lucid non-controlling members as of June 30, 2014 and December 31, 2013, respectively. Accounts payable and accrued expenses also include $9.7 million and $9.8 million related to the Allocation of net income to Lucid members for services provided as of June 30, 2014 and December 31, 2013, respectively (see Note 1).

Notes payable of $7.5 million and $9.8 million, included in the condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013, respectively, represent the amount borrowed from the Lucid non-controlling members in connection with the Lucid acquisition. Interest expense related to the unsecured promissory notes was not material for the three and six months ended June 30, 2014 and 2013 (see Note 12).
Other liabilities in the condensed consolidated statements of financial condition include the Faros Follow-on Payment of nil and $3.7 million as of June 30, 2014 and December 31, 2013, respectively (see Note 3).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Related Party Transactions (continued)

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the six months ended June 30, 2014 and 2013, certain members of Holdings exchanged 1.0 million and 4.0 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $152.0 million and $150.3 million as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, payments of $3.7 million were made pursuant to the tax receivable agreement.

Note 8. Stock-Based Compensation

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

During the six months ended June 30, 2014, the Company granted 83,490 Independent Director Options and 565,000 Employee Stock Options to purchase shares of the Corporation’s Class A common stock to employees.

The following table summarizes the Company’s stock options activity as of June 30, 2014 and changes for the six months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2014	7,607,800	$13.48	4.3
Granted	648,490	$16.28
Exercised	(110,150)	$13.81
Forfeited or expired	(136,900)	$12.36
Outstanding as of June 30, 2014	8,009,240	$13.72	4.1
Vested or expected to vest at June 30, 2014	7,948,446	$13.72	4.1
Exercisable as of June 30, 2014	4,428,750	$13.72	3.6

The weighted-average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was $5.66 and $4.74, respectively.

As of June 30, 2014 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.1 years and the unrecognized expense is $10.6 million. The fair value of the shares vested under the LTIP during the six months ended June 30, 2014 and 2013 was $0.6 million and $0.5 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.5 million and $4.9 million for the three and six months ended June 30, 2014, respectively, for the Employee

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation (continued)

Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the condensed consolidated statements of operations was $2.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2014 and June 30, 2013 for the Independent Directors Options. The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.6 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively.

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

Cash proceeds received from the exercise of Stock Options were $0.2 million and $1.5 million for the three and six months ended June 30, 2014, respectively. Income tax benefit realized from the exercise of stock options were not material for the three and six months ended June 30, 2014, respectively. Cash proceeds received from the exercise of Stock Options were $2.7 million for both the three and six months ended June 30, 2013. Income tax benefit realized from the exercise of stock options were not material for the three and six months ended June 30, 2013, respectively.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options		Independent Directors Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term in years	—	—	4.00	4.00
Risk-free interest rate	—	—	1.19%	0.63%
Expected volatility	—	—	44.0%	54.0%
Dividend yield	—	—	1.43%	2.05%
Estimated fair value at grant date	—	—	$5.39	$4.26

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation (continued)

	Employee Stock Options		Employee Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term in years	—	—	4.75	4.75
Risk-free interest rate	—	—	1.58%	0.73%
Expected volatility	—	—	45.0%	50.0%
Dividend yield	—	—	1.48%	1.80%
Estimated fair value at grant date	—	—	$5.70	$5.08

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation's Class A common stock. The Company did not grant any Other Equity Awards during the three and six months ended June 30, 2014 or 2013.

Note 9. Stockholders’ Equity

The following table presents the changes in the corporation's Class A common stock shares outstanding during the six months ended June 30, 2014, with amounts in thousands:

Class A Common Stock	As of June 30, 2014
Balance at January 1, 2014	44,665
Issued	164
Exchange of Holding Units into Class A common stock	1,017
Repurchased	(46)
Stock options exercised	110
Balance at June 30, 2014	45,910

As of June 30, 2014 and December 31, 2013 there were 38 and 41 shares, respectively, of Class B common stock issued and held by members of Holdings.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Minimum Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the Company's regulated entities as of June 30, 2014 and December 31, 2013, with amounts in millions:

	June 30, 2014
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$48.8	$29.5	$103.4	$5.1	$27.9	$44.1	$37.5	$43.3	$0.1
Minimum capital requirement	29.1	13.9	39.2	0.9	5.7	6.9	6.3	3.1	—
Excess capital	$19.7	$15.6	$64.2	$4.2	$22.2	$37.2	$31.2	$40.2	$0.1

	December 31, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid	Faros
Capital	$64.2	$33.6	$86.0	$4.7	$18.4	$34.8	$36.3	$41.8	$0.1
Minimum capital requirement	27.1	12.3	24.7	0.4	6.9	8.2	5.6	4.2	—
Excess capital	$37.1	$21.3	$61.3	$4.3	$11.5	$26.6	$30.7	$37.6	$0.1

Note 11. Litigation

In the ordinary course of business, we may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We have also been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. During the quarter ended June 30, 2014, the Company recorded $1.2 million in General and administrative expense in the condensed consolidated statements of operations to provide for various regulatory and customer actions. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or courts' decisions.

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

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. As of June 30, 2014, the Company accrued $1.8 million in additional restitution recorded in General and administrative expense in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Litigation (continued)

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the National Futures Association (“NFA”) relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. As of June 30, 2014, the Company accrued $0.2 million related to this matter, recorded in General and administrative expense in the condensed consolidated statements of operations.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $4.7 million as of June 30, 2014.

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

Note 12. Debt

Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which matures in 2016, is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

As of June 30, 2014, Holdings has commitments from lenders for $150.0 million. As of June 30, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $25.0 million and nil, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Debt (continued)

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $0.5 million and $0.8 million for the three and six months ended June 30, 2014, respectively. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 10), Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Credit Agreement, of 4.00 to 1.00, 2.75 to 1.00 and 1.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of June 30, 2014, Holdings was in compliance with all material covenants.

During the three and six months ended June 30, 2014, the weighted average dollar amount of borrowings related to the Credit Agreement were $47.8 million and $42.5 million, respectively, and the weighted average interest rates were 2.66% and 2.55%, respectively. During the three and six months ended June 30, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement were $57.6 million and $70.4 million, respectively, and the weighted average interest rates were 2.36% and 2.43%, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Debt (continued)

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

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $21.24 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"), the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional-paid-in-capital in the stockholders' equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

The balances of the liability and equity components as of June 30, 2014, were as follows, with amounts in thousands:

June 30, 2014
Liability component - principal	$172,500
Deferred bond discount	(23,600)
Liability component - net carrying value	$148,900
Equity component	$29,100

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Debt (continued)

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense - stated coupon rate	$970	$302	$1,941	$302
Interest expense - amortization of deferred bond discount	1,302	390	2,597	390
Total interest expense - convertible note	$2,272	$692	$4,538	$692

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2013. Unamortized Convertible Notes issuance cost was $4.7 million and $5.3 million at June 30, 2014 and December 31, 2013, respectively, and is included in Other assets in the condensed consolidated statements of financial position.

Notes Payable

In connection with its Lucid acquisition, the Company issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million maturing on December 21, 2012. On December 21, 2012, the Company repaid $64.0 million of these notes and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance. The notes were pre-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the Lucid purchase price was increased by $15.3 million due to the final determination of tax balances at the acquisition date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase which matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million which matured on June 6, 2014. In satisfaction of the matured notes, the Company repaid $2.3 million and issued a series of 2.25% unsecured promissory notes for the balance of $7.5 million which matures on December 6, 2014.

Note 13. Commitments and Contingencies

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

On April 2, 2014, thirty-seven percent of the put options were exercised and Holdings remitted a payment in the amount of $1.3 million to the Online Courses members on April 3, 2014.  Based on the status (inactive and no assets) of Online Courses, the put option payment resulted in a $1.3 million charge to earnings and is included in General and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Assuming a full exercise of the remaining put options at June 30, 2014, the Company would have been obligated to purchase the remaining

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Commitments and Contingencies (continued)

interest for approximately $2.3 million. Pursuant to the terms of the Online Courses operating agreement, the put options payment accretes at a rate of 15% per annum. A put option payment on the remaining options would most likely result in an additional charge to earnings.

Note 14. Exchange Memberships
The Company’s exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and the Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of June 30, 2014. At June 30, 2014, ownership interests and shares owned with a cost of $2.8 million and $3.7 million, respectively, are included in Other assets in the condensed consolidated statement of financial condition. There were no exchange memberships held at December 31, 2013.

Note 15. Fair Value Measurements

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

Note 15. Fair Value Measurements (continued)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Cash and cash equivalents	$348,763	$—	$—	$—	$348,763
Cash and cash equivalents, held for customers	1,312,270	—	—	—	1,312,270
Trading securities	614	—	—	—	614
Due from brokers:
Exchange traded options	5,543	—	—	—	5,543
Futures contracts	61,565	—	—	—	61,565
Over the counter (OTC) options	—	148	—	—	148
Netting	—	—	—	(65,797)	(65,797)
Total due from brokers	67,108	148	—	(65,797)	1,459
Total assets	$1,728,755	$148	$—	$(65,797)	$1,663,106

Financial Liabilities:
Customer account liabilities	$1,312,270	$—	$—	$—	$1,312,270
Due to brokers:
Exchange traded options	2,557	—	—	—	2,557
Futures contracts	64,318	—	—	—	64,318
Over the counter (OTC) options	—	506	—	—	506
Netting	—	—	—	(66,839)	(66,839)
Total due to brokers	66,875	506	—	(66,839)	542
Securities sold, not yet purchased	3,435	—	—	—	3,435
Total liabilities	$1,382,580	$506	$—	$(66,839)	$1,316,247

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Cash and cash equivalents	$365,245	$—	$—	$—	$365,245
Cash and cash equivalents, held for customers	1,190,880	—	—	—	1,190,880
Due from brokers - futures contracts	84	—	—	(84)	—
Total assets	$1,556,209	$—	$—	$(84)	$1,556,125

Financial Liabilities:
Customer account liabilities	$1,190,880	$—	$—	$—	$1,190,880
Due to brokers - open futures contracts	2,404	—	—	(84)	2,320
Follow-on Payment	—	—	3,672	—	3,672
Total liabilities	$1,193,284	$—	$3,672	$(84)	$1,196,872

Cash and Cash Equivalents and Cash and Cash Equivalents, held for customers

Cash and cash equivalents and cash and cash equivalents, held for customers are deemed to be Level I.
Trading Securities

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading securities. These trading securities are reported at their fair value based on the quoted market prices of the securities in active markets and are deemed to be Level I. Changes in fair value of equity securities from trading activity are recorded in Institutional trading revenue in the condensed consolidated statements of operations.

Due from/to Brokers

Exchange traded options and open futures contracts, included in Due from and Due to brokers in the condensed consolidated statements of financial condition, are classified as Level I financial assets and liabilities, respectively, as their fair values are based on exchange prices. Over the counter (OTC) options, included in Due from and due to brokers in the condensed consolidated statements of financial condition, are valued using market price quotations (where observable) obtained from independent brokers and are classified as Level II financial liabilities.

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included in the condensed consolidated statement of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date and are classified as Level I financial liabilities as they are based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses in Institutional trading revenue in the condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the condensed consolidated statements of financial condition.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

The following table presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of June 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$479	$479	$—	$479	$—
Due from brokers- unsettled common stock	3,730	3,730	—	3,730	—
Due from brokers - excess cash collateral	19,558	19,558	—	19,558	—
Equity method investments	10,782	13,733	—	—	13,733
Notes receivable	9,608	9,608	—	—	9,608
Exchange memberships	6,429	6,295	—	6,295	—
Total assets	$50,586	$53,403	$—	$30,062	$23,341

Financial Liabilities:
Due to brokers- unsettled spot FX	$16,025	$16,025	$—	$16,025	$—
Credit agreement	25,000	25,000	—	25,000	—
Notes payable	7,460	7,460	—	—	7,460
Senior convertible notes	148,900	151,795	—	151,795	—
Total liabilities	$197,385	$200,280	$—	$192,820	$7,460

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$5,450	$5,450	$—	$5,450	$—
Equity method investments	9,793	13,504	—	—	13,504
Notes receivable	11,942	11,942	—	—	11,942
Total assets	$27,185	$30,896	$—	$5,450	$25,446

Financial Liabilities:
Due to brokers- unsettled spot FX	$6,332	$6,332	—	$6,332	$—
Notes payable	9,800	9,800	—	—	9,800
Senior convertible notes	146,303	149,418	—	149,418	—
Total liabilities	$162,435	$165,550	$—	$155,750	$9,800

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

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

Equity Method Investments

Equity Method Investments, included in Other assets in the condensed consolidated statements of financial condition, are classified as Level III financial assets and are carried at cost. The fair value of these investments is based on comparable market multiples and other valuation methods.

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

The following tables reconcile the ending balances of liabilities classified as Level III and identify the total (gains) and losses the Company recognized during the six months ended June 30, 2014 and twelve months ended December 31, 2013 on such liabilities that were included in the condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013, respectively with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

	As of June 30, 2014
	Beginning Balance	Additions	Net Unrealized / Realized (Gains) Losses	Total
Follow-on Payment	$3,672	$—	$(3,672)	$—
Total Level III liabilities	$3,672	$—	$(3,672)	$—

	As of December 31, 2013
	Beginning Balance	Additions	Net Unrealized / Realized (Gains) Losses	Total
Follow-on Payment	$—	$10,631	$(6,959)	$3,672
Total Level III liabilities	$—	$10,631	$(6,959)	$3,672

The Follow-on Payment related to the Faros acquisition was valued using significant unobservable inputs including a multiple of Faros' 2014 EBITDA. The net unrealized/realized (gains)/losses are included in Other income in the condensed consolidated statements of operations.

The Company did not have any transfers in or out of Level I, II and III during the six months ended June 30, 2014.

Note 16. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from brokers and Due to brokers in the condensed consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the condensed consolidated statements of financial condition as either assets or liabilities at fair value. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by counterparty basis in accordance with Topic 210, Balance Sheet (“ASC 210”) and ASC 815. The Company enters into futures contracts to economically hedge the open customer contracts on its CFD business. Futures contracts are exchanged traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company's CFD business are included in Retail trading revenue in the condensed consolidated statements of operations. The Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the condensed consolidated statements of operations.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Derivative Financial Instruments (continued)

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of June 30, 2014 and December 31, 2013. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Assets
	Included in Due from/to Brokers
	June 30, 2014
	Fair Value	Notional
Exchange traded options	$5,543	$148,224
Futures contracts	61,565	4,107,841
Over the counter (OTC) options	148	148
Total derivative assets	$67,256	$4,256,213
Netting agreements	(65,797)
Total derivative assets	$1,459

	Derivative Liabilities
	Included in Due from/to Brokers
	June 30, 2014
	Fair Value	Notional
Exchange traded options	$2,557	$4,539
Futures contracts	64,318	22,402,405
Over the counter (OTC) options	506	506
Total derivative liabilities	$67,381	$22,407,450
Netting agreements and cash collateral netting	(66,839)
Total derivative liabilities	$542

Total	$917	$26,663,663

	Derivatives Assets
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$84	$19,475
Netting agreements	(84)
Total Assets	$—

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Derivative Financial Instruments (continued)

	Derivative Liabilities
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$2,404	$140,429
Netting agreements	(84)
Total Liabilities	$2,320

Total	$(2,320)	$159,904

The following table presents the gains (losses) on derivative instruments included in Retail and Institutional trading revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, with amounts in thousands:

	Gains (Losses)
	Three Months ended June 30, 2014			Six Months ended June 30, 2014
	Retail	Institutional	Total	Retail	Institutional	Total
Exchange traded options	$—	$21,569	$21,569	$—	$19,917	$19,917
Futures contracts	16,651	(16,126)	525	20,804	(7,051)	13,753
Over the counter (OTC) options	—	526	526	—	383	383
Total	$16,651	$5,969	$22,620	$20,804	$13,249	$34,053

	Gains (Losses)
	Three Months ended June 30, 2013			Six Months ended June 30, 2013
	Retail	Institutional	Total	Retail	Institutional	Total
Exchange traded options	$—	$—	$—	$—	$—	$—
Futures contracts	(4,339)	6,809	2,470	(9,766)	11,163	1,397
Over the counter (OTC) options	—	—	—	—	—	—
Total	$(4,339)	$6,809	$2,470	$(9,766)	$11,163	$1,397

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. As a result, Holdings income from its operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holding’ s operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in their local jurisdiction.

The Company’s effective rate was 8.4% and (10.5)% for the three and six months ended June 30, 2014, respectively. The Company's effective rate was 27.0% and 27.3% for the three and six months ended June 30, 2013, respectively. The negative tax rate for the six months ended June 30, 2014 reflects recording a tax provision in spite of a book loss. The decrease in the effective tax rate for the three and six months ended June 30, 2014 compared to the same period in 2013 was due predominately to recording unfavorable book tax differences for valuation allowances on foreign tax credits carryforwards against the benefit from a loss which reduces the effective rate compared to recording the effect of the unfavorable adjustments in the prior year on income which increases the effective rate. A shift in jurisdictional income also affected the rate of tax along with an increase in the Corporation’s ownership of Holdings. The increase in the Corporation’s ownership in Holdings is due to members of Holdings exchanging their units for the Corporation’s Class A common stock and stock awards. The effective tax rate will continue to increase as additional exchanges occur.
    During the six months ended June 30, 2014, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2009 and, during the first quarter of 2014, it concluded the audit of the Company's 2011 Federal Tax return with no adjustment to the tax owed. The Company presently has no additional open tax examinations.

Note 18. Segments

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Segments (continued)

	Three Months Ended June 30, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$76,047	$21,880	$—	$97,927
Total expenses	52,032	25,561	29,012	106,605
Equity investment, loss	—	143	81	224
Income (loss) before income taxes	$24,015	$(3,824)	$(29,093)	$(8,902)

	Three Months Ended June 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$108,341	$31,792	$—	$140,133
Total expenses	55,690	35,439	24,961	116,090
Equity investments, (gain) loss	—	445	(48)	397
Income (loss) before income taxes	$52,651	$(4,092)	$(24,913)	$23,646

	Six Months Ended June 30, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$161,005	$51,930	$—	$212,935
Total expenses	103,838	53,190	60,179	217,207
Equity investments, loss	—	367	167	534
Income (loss) before income taxes	$57,167	$(1,627)	$(60,346)	$(4,806)

	Six Months Ended June 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$203,649	$59,348	$—	$262,997
Total expenses	109,432	52,915	47,532	209,879
Equity investments, loss	—	445	100	545
Income (loss) before income taxes	$94,217	$5,988	$(47,632)	$52,573

Assets	As of June 30, 2014	As of December 31, 2013
Retail	$1,718,234	$1,622,829
Institutional	465,336	417,492
Corporate	192,380	183,626
Total assets	$2,375,950	$2,223,947

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

On August 6, 2014, the Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on October 1, 2014 to Class A stockholders of record at the close of business on September 5, 2014.

On August 7, 2014, the Company entered into a Seventh Amendment to the Credit Agreement by and among FXCM Holdings, LLC, Bank of America, N.A., as Administrative Agent and certain lenders from time to time parties thereto. See “Liquidity and Capital Resources” in Management's Discussion and Analysis for more information.

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

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to "Lucid" collectively refers to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "Faros" refers to Faros Trading LLC and references to "V3" refers to V3 Markets, LLC.

OVERVIEW

Industry Environment

            Economic Environment - As highlighted in the daily JPMorgan Global FX Volatility chart below volatility has been at historical lows, levels not seen since the second quarter of 2007. This reduced volatility suppressed trading volumes in both retail and institutional markets, which in turn has impacted our financial performance. In general, in periods of elevated volatility customer trading volumes tend to increase, however, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

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

Executive Summary

We continued to experience historically muted currency volatility in the second quarter of 2014 with the daily JPMorgan Global FX Volatility Index average falling to 6.23 for the quarter.  The last time the index reached this level was in 2007. The muted currency volatility weighed heavily on our results for the first six months of 2014 as both retail and institutional traders have scaled back their trading activity. This environment has also impacted M&A transactions as potential targets have either not adjusted their pricing to reflect the current trading environment or have decided to remain on the sidelines until the environment improves.  Ultimately, we believe that these market conditions combined with regulatory changes will fuel consolidation. Despite the difficult trading conditions, we continue to gain market share and had another strong quarter of growth in customer equity, in part reflecting our strong brand and competitive position. Since year-end 2013, we have grown customer equity by $121 million or 10% and believe we are well positioned for when market conditions improve.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — high volume accounts are charged a lower markup; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. For the three and six months ended June 30, 2014, 29% and 32%, respectively, of our retail trading revenues were derived from the activities noted in item (iv). For the three and six months ended June 30, 2013, 35% and 31%, respectively, of our retail trading revenues were derived from the activities noted in item (iv).

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading desks: FXCM Pro and Faros, a company in which we acquired a 50.1% controlling interest. See

“Faros Acquisition” under “Results of Operations”. The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring market risk. We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid. In addition, with the creation of V3, we recently expanded market making and electronic trading into other asset classes. The income we earn on market making and electronic trading represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions held.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through our subsidiary FXCM Securities Limited ("FSL") we earn commission revenues through equity and related brokerage activities.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation and benefits also includes the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided. This allocation of Lucid's non-controlling members earnings is reported as a component of compensation expense under Allocation of net income to Lucid members for services provided.

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 73% of our stock options awards granted. For the three and six months ended June 30, 2014, we recorded stock compensation expense related to stock options granted of $2.7 million and $5.1 million, of which $2.2 million and $4.1 million, respectively, related to stock options granted at the time of our IPO. For the three and six months ended June 30, 2013, we recorded stock compensation expense related to stock options granted of $2.5 million and $5.0 million, respectively, of which $2.1 million and $4.1 million, respectively, related to stock options granted at the time of our IPO. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the three and six months ended June 30, 2014 and 2013.

The Lucid acquisition resulted in $9.4 million of deferred compensation. Through June 30, 2014, we recognized $6.4 million of this deferred compensation, of which we recognized as compensation expense $0.8 million and $1.6 million in the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, we recognized $0.8 million and $1.6 million as compensation expense, respectively.

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

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC in our condensed consolidated statements of operations.

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

Other

Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC  — FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our condensed consolidated financial statements.

Net loss attributable to other non-controlling interests and Allocation of net income to Lucid members for services provided  — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

•
The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense in our condensed consolidated statements of operations.

•
The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as a component of Net loss attributable to other non-controlling interests in our condensed consolidated statements of operations.

We also consolidate the financial results of other entities in which we have a controlling interest. The ownership interests of the non-controlling members is reported in net loss attributable to other non-controlling interests in the condensed consolidated statements of operations.

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

1 2014 items primarily include a $3.7 million benefit related to acquisition contingent consideration, $2.7 million to eliminate costs associated with regulatory settlements, $4.1 million of stock based compensation associated with the IPO, $1.3 million for a put option payment and $1.2 million of V3 acquisition related costs. 2013 items primarily include $4.1 million of stock based compensation associated with the IPO. Please refer to Non-GAAP Financial Measures for additional information.

Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 18 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

V3 Acquisition

On January 21, 2014, (the "V3 Acquisition Date") the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $31.6 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company (see Note 3 to the condensed consolidated financial statements). The Company holds a controlling 50.1% interest in V3.
The acquisition was accounted for in accordance with ASC 805. The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the V3 Acquisition Date. Full goodwill of $19.4 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.8 million, and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 18 to the unaudited condensed consolidated financial statements).

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

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $23.0 million was recorded as the fair value of estimated consideration over the estimated fair value of the net assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over a 3.25 year term in compensation and benefits in the statements of operations. As a result of the reduction of the Follow-on Payment, the Company did not record deferred compensation associated with the liquidity restriction for the six months ended June 30, 2014.

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Revenues
Retail trading revenue	$73,736	$104,068	$156,396	$195,322
Institutional trading revenue	21,787	31,792	47,937	59,348
Trading revenue	95,523	135,860	204,333	254,670
Interest income	693	670	1,256	1,349
Brokerage interest expense	(164)	(69)	(260)	(124)
Net interest revenue	529	601	996	1,225
Other income	1,875	3,672	7,606	7,102
Total net revenues	97,927	140,133	212,935	262,997
Operating Expenses
Compensation and benefits	28,821	26,587	58,711	50,120
Allocation of net income to Lucid members for services provided	2,315	15,004	5,288	15,004
Total compensation and benefits	31,136	41,591	63,999	65,124
Referring broker fees	16,495	22,422	35,617	43,772
Advertising and marketing	7,084	6,157	13,581	13,508
Communication and technology	12,031	9,765	24,250	18,120
Trading costs, prime brokerage and clearing fees	8,030	8,961	16,236	16,899
General and administrative	15,611	13,423	31,679	25,894
Depreciation and amortization	13,122	12,481	25,752	24,455
Total operating expenses	103,509	114,800	211,114	207,772
Total operating (loss) income	(5,582)	25,333	1,821	55,225
Loss on equity method investments, net	224	397	534	545
Interest on borrowings	3,096	1,290	6,093	2,107
(Loss) income before income taxes	(8,902)	23,646	(4,806)	52,573
Income tax (benefit) provision	(747)	6,390	504	14,349
Net (loss) income	(8,155)	17,256	(5,310)	38,224
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(2,209)	14,093	218	24,323
Net loss attributable to other non-controlling interests	(2,868)	(6,961)	(4,527)	(3,083)
Net (loss) income attributable to FXCM Inc.	$(3,078)	$10,124	$(1,001)	$16,984

Other Selected Operating and Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Customer equity (in millions)	$1,312	$1,171	$1,312	$1,171
Tradable accounts	208,365	190,998	208,365	190,998
Active accounts	178,536	182,225	178,536	182,225
Daily average trades - retail customers	348,825	516,960	380,860	478,129
Daily average trades per active account	2.0	2.8	2.1	2.6
Total retail trading volume(1) (billions)	$769	$1,152	$1,706	$2,193
Retail trading revenue per million traded(1)	$96	$90	$92	$89
Average retail customer trading volume per day(1) (billions)	$11.8	$17.7	$13.3	$17.1
Daily average trades - institutional customers	50,872	34,156	44,033	25,831
Institutional trading volumes (1) (billions)	$596	$558	$1,142	$931
Average institutional customer trading volume per day (1) (billions)	$9.2	$8.6	$8.9	$7.3
Trading days	65	65	128	128

(1)	Volume that an FXCM customer traded in period translated into US dollars.

Three months ended June 30, 2014

Highlights

Total retail trading volumes decreased $383.0 billion or 33.2% to $769.0 billion for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease primarily stems from lower currency volatility. Total active retail customer accounts at June 30, 2014 were 178,536, a decrease of 2% from June 30, 2013.

•	Total trading revenues decreased $40.3 million or 30% to $95.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•
Net income decreased $13.2 million to a net loss of $3.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as the decline in trading volume impacted net income in both our retail and institutional segments.

•	During the quarter, we acquired 6,172 active accounts with $23.4 million in client equity from FXDirectDealer LLC (“FXDD”).

Revenues

Retail trading revenue decreased by $30.3 million or 29% to $73.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to 33.2% lower retail trading volumes. Revenue from retail FX trading was down $20.2 million and CFD revenue was down $10.1 million. Revenue from retail FX trading for the three months ended June 30, 2014 was impacted by muted currency volatility whereas revenue for the three months ended June 30, 2013 benefited from a spike in currency volatility.

Institutional trading revenue decreased $10.0 million to $21.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net decrease of $10.0 million is primarily due to a decrease of $13.7 million and $2.1 million in Lucid and FXCM Pro revenues, respectively. These decreases were partially offset by V3 revenue of $4.4 million, revenue from Faros of $0.3 million and an increase of $1.2 million from institutional business related to FastMatch, Inc. ("FastMatch"). The decline in Lucid and FXCM Pro revenues is attributable to the decrease in currency volatility. Similar to retail FX trading revenues, Lucid and FXCM Pro revenues for the three months ended June 30, 2014 were impacted by muted currency volatility whereas revenue for the three months ended June 30, 2013 benefited from a spike in currency volatility.

Net interest revenue for the three months ended June 30, 2014 of $0.5 million was flat compared to the three months ended June 30, 2013 as low yields continue to impact this revenue stream.

Other income of $1.9 million for the three months ended June 30, 2014 primarily consists of $0.2 million of account dormancy and ancillary fees and $1.5 million related to FSL's brokerage activities. Other income of $3.7 million for the three months ended June 30, 2013 primarily consists of $1.1 million of account dormancy and ancillary fees and $2.2 million related to FSL's brokerage activities.

Operating Expenses

Total compensation and employee benefits decreased $10.5 million or 25% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a decrease of $12.7 million in Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and will vary based on Lucid's earnings and the allocation of earnings among non-controlling members. Excluding this expense, compensation and benefits increased $2.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Of the $2.2 million increase, $1.7 million is attributable to V3 and Faros. The remaining increase is primarily attributable to an increase in salaries of $1.3 million due to higher headcount, partially offset by lower variable compensation of $1.2 million.

Referring broker fees decreased $5.9 million or 26% to $16.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in referring broker fees is correlated to a decrease in indirect volumes of 28% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as a decrease in institutional spreads, which reduced the fees to institutional referring brokers. The decrease in indirect volumes of 28% is attributable to the decline in currency volatility.

Advertising and marketing expense increased $0.9 million or 15% to $7.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is attributable to increases in advertising and marketing spend in Asia which is our largest volume market and Europe where we plan to introduce single share CFD's.

Communication and technology expense increased $2.3 million to $12.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net increase is primarily attributable to $2.3 million of V3 communication and technology costs and $0.9 million higher platform costs for FastMatch, partially offset by lower third party platform costs and lower technology costs for FXCMJ.

Trading costs, prime brokerage and clearing fees decreased $0.9 million to $8.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net decrease of $0.9 million is primarily attributable to $2.2 million of lower trading fees for Lucid due to lower trading activity and $0.3 million of lower fees related to FSL's brokerage activities, partially offset by $1.0 million of trading costs for V3 and $0.5 million of higher prime broker fees primarily related to FastMatch.

General and administrative expense increased $2.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The $2.2 million increase is primarily attributable to (i) a charge of $1.3 million related to a put option payment for Online Courses (see Note 13 to the condensed consolidated financial statements);
$0.7 million of net expense related to regulatory and customer settlements; (iii) $0.5 million of general and administrative expense for V3; (iv) $0.4 million higher legal costs; and (v) $0.3 million higher UK regulatory fees for current year levies. These increases were partially offset by lower accounting and professional fees of $1.5 million.

Depreciation and amortization expense increased $0.6 million or 5% to $13.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The $0.6 million increase is primarily attributable to an increase in amortization expense of $0.6 million related to capitalized software and $0.4 million related to intangibles. The increase in intangible amortization expense relates to intangibles acquired in the V3 and Faros acquisitions and the acquisition of customer accounts from FXDD.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended
	June 30 2014	June 30 2013

	(In thousands)
Contractual interest expense
Credit Agreement	$320	$346
Lucid Promissory Notes	51	62
Convertible Notes(1)	970	302
Amortization of Debt Discount
Convertible Notes(1)	1,302	390
Amortization of Debt Issuance Costs
Credit Agreement	151	140
Convertible Notes(1)	302	50
Total interest expense	$3,096	$1,290

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the three months ended June 30, 2014 and 2013, our average borrowings under the Credit Agreement were $47.8 million and $57.6 million, respectively, and the weighted average interest rates were 2.66% and 2.36%, respectively. During the three months ended June 30, 2014 and 2013, the average Lucid Promissory Notes outstanding were $9.0 million and $20.8 million, respectively.

Income Taxes

	Three Months Ended
	June 30, 2014	June 30, 2013

	(In thousands, except percentages)
(Loss) income before income taxes	$(8,902)	$23,646
Income tax (benefit) provision	$(747)	$6,390
Effective tax rate	8.4%	27.0%

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

Based on the above, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $7.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the decrease in taxable income. The decrease in the effective tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is principally due to unfavorable tax adjustments applied to the current year tax loss benefit related to the non-deductibility of losses from certain partnerships that are allocated to other members, non-deductible penalties and jurisdictional tax rate differences. Also during the quarter, as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the period.

Six months ended June 30, 2014

Highlights

Total retail trading volumes decreased $487.0 billion or 22.2% to $1,706.0 billion for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease primarily stems from lower currency volatility. Total active retail customer accounts at June 30, 2014 were 178,536, a decrease of 2% from June 30, 2013.

•	Total trading revenues decreased $50.3 million or 19.8% to $204.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•
Net income decreased $18.0 million to a net loss of $1.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as the decline in trading volume impacted net income in both our retail and institutional segments.

•	In May 2014 we acquired 6,172 active accounts with $23.4 million in client equity from FXDD.

Revenues

Retail trading revenue decreased by $38.9 million or 19.9% to $156.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to 22.2% lower retail trading volumes. Revenue from retail FX trading was down $34.9 million and CFD revenue was down $4.0 million. Revenue from retail FX trading for the six months ended June 30, 2014 was impacted by muted currency volatility whereas revenue for the six months ended June 30, 2013 benefited from a higher level of currency volatility particularly in the second quarter of 2013.

Institutional trading revenue decreased $11.4 million to $47.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net decrease of $11.4 million is due to a decrease of $21.2 million and $1.4 million in Lucid and FXCM Pro revenues, respectively. These decreases were partially offset by V3 revenue of $8.8 million, revenue from Faros of $0.8 million and an increase of $1.6 million from institutional business related to FastMatch. The decline in Lucid and FXCM Pro revenues is attributable to lower currency volatility.

Net interest revenue for the six months ended June 30, 2014 was flat compared to the six months ended June 30, 2013 as low yields continue to impact this revenue stream.

Other income of $7.6 million for the six months ended June 30, 2014 primarily consists of the $3.7 million reduction in the Faros Follow-on Payment, $0.6 million of account dormancy and ancillary fees and $3.0 million related to FSL's brokerage activities. Other income of $7.1 million for the six months ended June 30, 2013 primarily consists of $4.2 million related to FSL's brokerage activities, $1.2 million of account dormancy and ancillary fees and a bad debt recovery of $0.8 million.

Operating Expenses

Total compensation and employee benefits decreased $1.1 million or 1.7% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a decrease of $9.7 million in Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and will vary based on Lucid's earnings and the allocation of earnings among non-controlling members. Excluding these expenses, compensation and benefits increased $8.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Of the $8.6 million increase, $3.7 million is attributable to V3 and Faros. The remaining increase is primarily attributable to an increase in salaries of $2.9 million due to higher headcount, higher variable compensation of $0.5 million and higher employee benefits of $1.5 million.

Referring broker fees decreased $8.2 million or 18.6% to $35.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in referring broker fees is correlated to the decrease in indirect volumes of 19% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as well as a decrease in institutional spreads, which reduced the fees to institutional referring brokers. The decrease in indirect volumes is attributable to the decline in currency volatility.

Advertising and marketing expense increased slightly by $0.1 million to $13.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net increase is attributable to increases in advertising and marketing spend in Asia which is our largest volume market and Europe where we plan to introduce single share CFD's, partially offset by lower spend in other markets consistent with our strategy to reduce costs through targeted advertising and marketing initiatives.

Communication and technology expense increased $6.1 million to $24.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is primarily attributable to $4.3 million of V3 communication and technology costs and $2.2 million higher platform costs for FastMatch, partially offset by lower third party platform costs and lower technology costs for FXCMJ.

Trading costs, prime brokerage and clearing fees decreased $0.7 million to $16.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net decrease of $0.7 million is primarily attributable to $3.5 million of lower trading fees for Lucid due to lower trading activity, partially offset by $1.9 million of additional expense attributable to V3 and $1.0 million of higher prime broker fees primarily related to FastMatch.

General and administrative expense increased $5.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The $5.8 million increase is primarily attributable to (i) an accrual of $1.8 million for additional restitution related to trade execution practices of UK and FSL in the period from 2006 to 2010; (ii) $2.0 million of general and administrative expense and acquisition related costs for V3; (iii) a charge of $1.3 million related to a put option payment for Online Courses (see Note 13 to the condensed consolidated financial statements); (iv) $1.4 million of regulatory fines and customer settlements; (v) $1.3 million of higher legal costs; and (vi) $0.5 million of higher local taxes. These increases were partially offset by lower accounting and professional fees of $2.1 million, lower UK regulatory fees of $0.4 million due to a benefit in the first quarter of 2014 to adjust estimated prior year levies and $0.6 million of lower transaction processing fees for FXCMJ primarily due to business moving to an in house platform in 2013.

Depreciation and amortization expense increased $1.3 million or 5.3% to $25.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The $1.3 million increase is primarily attributable to an increase in amortization expense of $1.5 million related to capitalized software and $0.4 million related to intangibles. The increase in intangible amortization expense relates to intangibles acquired in the V3 and Faros acquisitions and the acquisition of customer accounts from FXDD.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Six Months Ended
	June 30, 2014	June 30, 2013

	(In thousands)
Contractual interest expense
Credit Agreement	$544	$869
Lucid Promissory Notes	105	217
Convertible Notes(1)	1,941	302
Amortization of Debt Discount
Convertible Notes(1)	2,597	390
Amortization of Debt Issuance Costs
Credit Agreement	301	279
Convertible Notes(1)	605	50
Total interest expense	$6,093	$2,107

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the six months ended June 30, 2014 and 2013, our average borrowings under the Credit Agreement were $42.5 million and $70.4 million, respectively, and the weighted average interest rates were 2.55% and 2.43%, respectively. During the six months ended June 30, 2014 and 2013, the average Lucid Promissory Notes outstanding were $9.4 million and $21.8 million, respectively.

Income Taxes

	Six Months Ended
	June 30, 2014	June 30, 2013

	(In thousands, except percentages)
(Loss) income before income taxes	$(4,806)	$52,573
Income tax provision	$504	$14,349
Effective tax rate	(10.5)%	27.3%

Our operating subsidiary, Holdings, is as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings income is not subject to U.S. federal and most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC.

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

Based on the above, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $13.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the decrease in taxable income. The decrease in the effective tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is principally due to unfavorable tax adjustments applied to the current year tax loss benefit related to the non-deductibility of losses from certain partnerships that are allocated to other members, non-deductible penalties and jurisdictional tax rate differences. Also during the quarter, as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the period.

Segment Results

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 178,536 active retail customers globally as of June 30, 2014.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
Revenues	$76,047	$108,341	$161,005	$203,649
Operating and other expenses	52,032	55,690	103,838	109,432
Income before income taxes	$24,015	$52,651	$57,167	$94,217

Three months ended June 30, 2014

Revenues from our Retail Trading segment decreased $32.3 million or 30% to $76.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The $32.3 million decrease is primarily due to $30.3 million lower retail trading revenue due to 33.2% lower retail trading volumes. Revenue from retail FX trading was down $20.2 million and CFD revenue was down by $10.1 million. Other income was lower by $1.8 million primarily due to $0.9 million of lower dormancy and ancillary fees, as well as $0.7 million related to lower income from FSL’s brokerage activities. Revenue from retail FX trading for the three months ended June 30, 2014 was impacted by muted currency volatility whereas revenue for the three months ended June 30, 2013 benefited from a spike in currency volatility.

Operating and other expenses decreased $3.7 million or 7% to $52.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net decrease is primarily attributable to lower referring broker fees of $5.8 million related to lower indirect trading volume partially offset by (i) $0.9 million increase in advertising and marketing expense for advertising and marketing spend in Asia which is our largest volume market, and in Europe where we plan to introduce single share CFD’s; (ii) $0.7 million increase in employment and benefits attributable to higher headcount partially offset by lower variable compensation and (iii) $0.3 million increase of general and administrative expense due to higher UK regulatory fees for current year levies.

Six months ended June 30, 2014

Revenues from our Retail Trading segment decreased $42.6 million or 21% to $161.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The $42.6 million decrease is primarily due to $38.9 million lower retail FX trading revenue due to 22.2% lower retail trading volumes. Revenue from retail FX trading was down $34.9 million and CFD revenue was down by $4.0 million. Other income was lower by $3.3 million primarily due to $0.6 million lower revenue from dormancy and ancillary fees, $1.2 million lower revenue from FSL's brokerage activities and a bad debt recovery of $0.8 million in the six months ended June 30, 2013.

Operating and other expenses decreased $5.6 million or 5% to $103.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net decrease is primarily attributable to lower referring broker fees of $8.0 million related to lower indirect trading volume, lower UK regulatory fees of $0.4 million due to a benefit in the first quarter of 2014 to adjust estimated prior year levies and $0.6 million of lower transaction processing fees for FXCMJ, primarily due to business moving to an in house platform in 2013. The decreases are partially offset by an increase of $2.5 million in compensation and employee benefits which is primarily attributable to higher headcount, employee benefits and variable compensation expense, an increase of $0.3 million in prime brokerage fees, and $0.5 million in higher amortization expense primarily related to capitalized software and amortization of intangibles related to the acquisition of accounts from FXDD.

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

Revenues, operating and other expenses and (loss) income before income taxes of the Institutional Trading segment for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
Revenues	$21,880	$31,792	$51,930	$59,348
Operating and other expenses	25,561	35,439	53,190	52,915
Loss on equity method investments, net	143	445	367	445
(Loss) income before income taxes	$(3,824)	$(4,092)	$(1,627)	$5,988

Three months ended June 30, 2014

Revenues for our Institutional Trading segment decreased $9.9 million to $21.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net decrease of $9.9 million is primarily due to a decrease of $13.7 million and $2.1 million in Lucid and FXCM Pro revenues, respectively. These decreases were partially offset by V3 revenue of $4.4 million, revenue from Faros of $0.3 million and an increase of $1.2 million from institutional business related to FastMatch.

Operating and other expenses decreased $9.9 million to $25.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is primarily due to a decrease in Lucid operating expenses of $15.0 million, including $12.7 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and lower trading costs of $2.2 million due to the lower trading revenue, and lower variable compensation for FXCM Pro of $1.4 million. These decreases are partially offset by V3 and Faros operating expenses of $5.8 million, $0.9 million higher platform costs for FastMatch, and an increase of $0.5 million in depreciation and amortization, largely attributable to amortization of intangibles from the Faros and V3 acquisitions.

The Institutional Trading segment includes equity investment losses of $0.1 million related to our share of FastMatch's earnings.

Six months ended June 30, 2014

Revenues for our Institutional Trading segment decreased by $7.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The net decrease of $7.4 million is due to a decrease of $21.2 million in

Lucid's revenue due to the lower currency volatility, partially offset by a $3.7 million reduction in the Faros Follow-on Payment recorded in Other income, revenue from V3 of $8.8 million and revenue from Faros of $0.8 million.

Operating and other expenses increased $0.3 million to $53.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is primarily due to V3 and Faros operating expenses of $11.7 million, $2.2 million higher platform costs for FastMatch, and an increase of $0.8 million in depreciation and amortization, largely attributable to amortization of intangibles for the Faros and V3 acquisitions. These increases are partially offset by a decrease in Lucid operating expenses of $13.7 million including $9.7 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and lower trading costs of $3.5 million due to the lower trading revenue, and lower variable compensation for FXCM Pro of $0.9 million.

The Institutional Trading segment includes equity investment losses of $0.4 million related to our share of FastMatch's earnings.

Corporate

Loss before income taxes of the Corporate segment for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

	(In thousands)
Revenues	$—	$—	$—	$—
Operating and other expenses	29,012	24,961	60,179	47,532
Loss (income) on equity method investments, net	81	(48)	167	100
Loss before income taxes	$(29,093)	$(24,913)	$(60,346)	$(47,632)

Three months ended June 30, 2014

Loss before income taxes increased $4.2 million or 17% to $29.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in operating and other expenses of $4.1 million is primarily attributable to (i) a charge of $1.3 million related to a put options payment for Online Courses (see Note 13 to the condensed consolidated financial statements); (ii) interest on the Convertible Notes of $1.8 million; (iii) increased compensation and benefits of $1.6 million due to higher headcount and variable compensation; (iv) $0.7 million of net expense related to regulatory and customer settlements and (v) $0.4 million of higher legal costs. These increases were partially offset by $1.5 million of lower accounting and professional fees and $0.6 million of lower communications and technology costs.

Six months ended June 30, 2014

Loss before income taxes increased $12.7 million or 27% to $60.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in operating and other expenses of $12.6 million is primarily attributable to (i) an accrual of $1.8 million for additional restitution related to trade execution practices of UK and FSL in the period from 2006 to 2010; (ii) a charge of $1.3 million related to a put options payment for Online Courses (see Note 13 to the condensed consolidated financial statements); (iii) interest on the Convertible Notes of $4.4 million; (iii) increased compensation and benefits of $3.3 million due to higher headcount, employee benefits and variable compensation expense (iv) $1.4 million of net expense related to regulatory and customer settlements; (v) $1.3 million of higher legal costs; and (vi) $0.5 million of higher local taxes, partially offset by lower accounting and professional fees of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of June 30, 2014, we had cash and cash equivalents of $348.8 million and remaining borrowing capacity under the Credit Agreement of $125.0 million, subject to the terms and conditions of the Credit Agreement. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which are often in excess of the minimum regulatory capital requirements. In addition, pursuant to covenants in the Credit Agreement, certain subsidiaries are required to maintain excess net capital amount of 125% of the minimum regulatory capital. These regulatory and Credit Agreement requirements may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At June 30, 2014, approximately 31.3% of our cash and cash equivalents were held in these respective foreign subsidiaries.

	As of June 30, 2014
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets L.L.C.	USA	$29.1	$48.8	$19.7
Forex Capital Markets Limited	U.K.	39.2	103.4	64.2
FXCM Asia Limited	Hong Kong	13.9	29.5	15.6
FXCM Australia, Ltd.	Australia	0.9	5.1	4.2
ODL Group Limited	U.K.	5.7	27.9	22.2
FXCM Securities Limited	U.K.	6.9	44.1	37.2
FXCM Japan Securities Co., Ltd.	Japan	6.3	37.5	31.2
Lucid Markets LLP	U.K.	3.1	43.3	40.2
Faros Trading LLC	USA	—	0.1	0.1

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

Cash Flow and Capital Expenditures

Periods Ended June 30, 2014 and 2013

The following table sets forth a summary of our cash flow for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014	2013

	(In thousands)
Cash (used in) provided by operating activities	$(30)	$95,046
Cash used in investing activities	(39,036)	(36,856)
Cash provided by financing activities	18,557	49,265
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,027	(6,042)
Net (decrease) increase in cash and cash equivalents	(16,482)	101,413
Cash and cash equivalents – end of period	348,763	373,745

Operating Activities

Details of cash used in or provided by operating activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2014	2013
EBITDA(1)	$27,039	$79,135
Non-cash equity-based compensation	6,700	6,519
Net interest payments	(2,578)	(1,207)
Net income tax payments	(402)	(487)
All other, net, including net current assets and liabilities	(30,789)	11,086
Net cash (used in) provided by operating activities	$(30)	$95,046

(1)(See Non-GAAP Financial Measures)

Cash provided by operating activities decreased $95.1 million to net cash used in operating activities of $0.03 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily attributable to a decrease in EBITDA of $ 52.1 million, an increase in net due from brokers balances of $43.1 million, of which approximately $17.4 million is due to the funding of prime broker accounts for V3 and $25.7 million is due to the timing of settlements, and $16.6 million restitution and penalty payments related to trade execution practices of UK and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

Cash flow Investing

	Six Months Ended June 30,
	2014	2013
Capital expenditures	$(11,328)	$(10,961)
Acquisition, net of cash acquired	(21,791)	(22,867)
Payment for equity investments	—	(3,000)
Issuance of notes receivable	(1,500)	—
Other	(4,417)	(28)
Net cash used in investing activities	$(39,036)	$(36,856)

Cash used in investing activities of $39.0 million in the six months ended June 30, 2014 consisted primarily of $19.5 million for the V3 acquisition, $11.3 million of capital expenditures, $4.4 payment to FXDD for the acquisition of customer accounts, and $2.3 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition.

Cash used in investing activities of $36.9 million in the six months ended June 30, 2013 consisted of capital expenditures of $11.0 million, $22.9 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition and a $3.0 million payment for our investment in Fastmatch.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

Cash flow Financing

	Six Months Ended June 30,
	2014	2013
Distributions - non-controlling members	$(4,281)	$(7,929)
Contributions from other non-controlling members	2,463	—
Dividend payments	(5,502)	(4,435)
Common stock repurchased	(644)	(12,019)
Proceeds from issuance of Convertible Notes, net of debt issuance costs	—	166,474
Purchase of note hedge relating to the Convertible Notes issuance	—	(29,101)
Proceeds from employee stock option exercises	1,521	2,697
Proceeds from issuance of warrants relating to the Convertible Notes issuance	—	18,578
Net borrowings (payments) under the Credit Agreement	25,000	(85,000)
Net cash provided by (used in) financing activities	$18,557	$49,265

The $3.6 million decrease in distributions to non-controlling members during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is attributable to the decrease in net income and to the decrease in Holdings' non-controlling interest ownership. The $1.1 million increase in dividends paid to FXCM Inc.'s Class A common stockholders during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is attributable to the increase in the number of FXCM Inc.'s Class A common shares outstanding due to the non-controlling members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock and stock option exercises. During the six months ended June 30, 2014, net borrowings under the Credit Agreement were $25.0 million. During the six months ended June 30, 2013, we made payments of $85.0 million towards outstanding Credit Agreement borrowings primarily using the proceeds from the Convertible Debt Offering.

Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which matures in 2016, is guaranteed by certain subsidiaries of Holdings and is secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

On August 7, 2014, the Company entered into an amendment to the Credit Agreement by and among Holdings, LLC, Bank of America, N.A., as administrative agent and certain lenders from time to time parties thereto. The amendment reduces the maximum borrowing to $150.0 million, and modifies certain terms of the Credit Agreement, including the definition of Consolidated EBITDA, to allow for certain one-time expenses to be excluded from the calculation of Holdings’ financial covenants. The amendment also adjusts certain financial covenants, including the increase of the Consolidated Leverage Ratio from “2.50 to 1.00” to “2.75 to 1.00” and establishing a Consolidated Senior Leverage Ratio of 1.50 to 1.00, as each of those terms are defined in the Credit Agreement.

As of June 30, 2014, Holdings has commitments from lenders for $150.0 million. As of June 30, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $25.0 million and nil, respectively.

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2014, respectively. Interest expense related to borrowing under the Credit Agreement, including the amortization of debt financing costs was $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 10), Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Credit Agreement, of 4.00 to 1.00, 2.75 to 1.00 and 1.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. At June 30, 2014, Holdings’ Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio was 17 to 1.0, 2.57 to 1.00 and 0.41 to 1.00, respectively.  In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of June 30, 2014, Holdings was in compliance with all material covenants.

During the three and six months ended June 30, 2014, the weighted average dollar amount of borrowings related to the Credit Agreement was $47.8 million and $42.5 million, respectively, and the weighted average interest rates were 2.66% and 2.55%, respectively. During the three and six months ended June 30, 2013 the weighted average dollar amount of borrowings related to the Credit Agreement was $57.6 million and $70.4 million, respectively, and the weighted average interest rates were 2.36% and 2.43%, respectively.

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

Lucid Notes Payable

On June 6, 2014 a series of 2.25% unsecured promissory notes issued to the Lucid sellers in connection with the Lucid acquisition matured. In satisfaction of the matured notes the company repaid $2.3 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $7.5 million with a maturity date of December 6, 2014.

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

2.
Compensation Expense. Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate expense relating to stock based compensation relating to the Company’s IPO as well as costs associated with the acquisition of V3 Markets, LLC. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
Lucid Minority Interest/Compensation Expense. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of net income to Lucid members for services provided. Adjustments have been made to the Adjusted Pro Forma Earnings to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net (loss) income attributable to other non-controlling interests”. The Company's management believes that this reclassification provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

4.
Acquisition Costs/Income.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain acquisition related costs/income. Given the nature of these items, they are not viewed by management as expenses/income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

5.
Regulatory Costs.  Adjustments have been made to the Adjusted Pro Forma Earnings to eliminate certain costs (including client reimbursements) associated with ongoing discussions and settling certain regulatory matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

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

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014					2013

	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$97,927	$—		$97,927		$140,133	$—		$140,133
Expenses
Compensation and benefits	28,821	(2,232)	(1)	26,589		26,587	(2,058)	(1)	24,529
Allocation of net income to Lucid members for services provided	2,315	(2,315)	(2)	—		15,004	(15,004)	(2)	—
Total compensation and benefits	31,136	(4,547)		26,589		41,591	(17,062)		24,529
Referring broker fees	16,495	—		16,495		22,422	—		22,422
Depreciation, amortization and interest expense	16,218	—		16,218		13,771	—		13,771
Other expense	42,980	(1,544)	(3)	41,436		38,703	—		38,703
Total expenses	106,829	(6,091)		100,738		116,487	(17,062)		99,425
(Loss) income before income taxes	(8,902)	6,091		(2,811)		23,646	17,062		40,708
Income tax (benefit) provision	(747)	23	(4)	(724)		6,390	2,975	(4)	9,365
Net (loss) income	(8,155)	6,068		(2,087)		17,256	14,087		31,343
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(2,209)	2,209	(5)	—		14,093	(14,093)	(5)	—
Net (loss) income attributable to other non-controlling interests	(2,868)	2,315	(6)	(553)		(6,961)	15,004	(6)	8,043
Net (loss) income attributable to FXCM Inc.	$(3,078)	$1,544		$(1,534)		$10,124	$13,176		$23,300
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	40,287	—		76,169	(7)	31,829	—		75,715	(7)
Diluted net (loss) income per share as reported and adjusted pro forma net (loss) income per fully exchanged, fully diluted shares outstanding	$(0.08)	—		$(0.02)		$0.32	—		$0.31
_____________________

(1)	Represents the elimination of IPO stock-based compensation.

(2)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests.

(3)	Represents $0.2 million to eliminate costs associated with regulatory settlements and a $1.3 million charge related to a put option payment for Online Courses.

(4)
Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 25.8% and 23.0% for the three months ended June 30, 2014 and 2013, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company and reflects the tax effect of any proforma adjustments.

(5)
Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

(6)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests and the impact of other pro forma adjustments impacting non-controlling interests.

(7)	Diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles our Adjusted Pro Forma results with our results presented in accordance with U.S. GAAP for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014					2013

	(In thousands, except per share data)
	As Reported	Adjustments		Adjusted Pro Forma		As Reported	Adjustments		Adjusted Pro Forma
Revenues	$212,935	$(3,672)	(1)	$209,263		$262,997	$—		$262,997
Expenses
Compensation and benefits	58,711	(4,406)	(2)	54,305		50,120	(4,121)	(8)	45,999
Allocation of net income to Lucid members for services provided	5,288	(5,288)	(3)	—		15,004	(15,004)	(3)	—
Total compensation and benefits	63,999	(9,694)		54,305		65,124	(19,125)		45,999
Referring broker fees	35,617	—		35,617		43,772	—		43,772
Depreciation, amortization and interest expense	31,845	—		31,845		26,562	—		26,562
Other expense	86,280	(4,950)	(4)	81,330		74,966	—		74,966
Total expenses	217,741	(14,644)		203,097		210,424	(19,125)		191,299
(Loss) income before income taxes	(4,806)	10,972		6,166		52,573	19,125		71,698
Income tax provision	504	950	(5)	1,454		14,349	4,611	(5)	18,960
Net (loss) income	(5,310)	10,022		4,712		38,224	14,514		52,738
Net income attributable to non-controlling interest in FXCM Holdings, LLC	218	(218)	(6)	—		24,323	(24,323)	(6)	—
Net (loss) income attributable to other non-controlling interests	(4,527)	5,578	(7)	1,051		(3,083)	15,004	(3)	11,921
Net (loss) income attributable to FXCM Inc.	$(1,001)	$4,662		$3,661		$16,984	$23,833		$40,817
Diluted weighted average shares outstanding as reported and pro forma fully exchanged, fully diluted weighted average shares outstanding	37,793	—		78,139	(9)	30,759	—		75,750	(9)
Diluted net (loss) income per share as reported and adjusted pro forma net income per fully exchanged, fully diluted shares outstanding	$(0.03)	$—		$0.05		0.55	—		$0.54

_____________________

(1)	Represents the elimination of a $3.7 million benefit recorded to reduce the contingent consideration related to the Faros acquisition.

(2)	Represents the elimination of $4.1 million of IPO stock-based compensation and $0.3 million of compensation costs related to the V3 acquisition.

(3)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests.

(4)
Represents the elimination of $0.9 million of V3 acquisition costs, $2.7 million to eliminate costs associated with regulatory settlements and a $1.3 million charge related to a put option payment for Online Courses.

(5)
Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 23.6% and 26.4% for the six months ended June 30, 2014 and 2013, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company and reflects the tax effect of any proforma adjustments.

(6)
Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

(7)
Represents the reclassification of the portion of the 49.9% of Lucid’s earnings attributed to non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests and the impact of other pro forma adjustments impacting non-controlling interests.

(8)	Represents the elimination of IPO stock-based compensation.

(9)	Diluted shares assuming all unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

The following table reconciles adjusted EBITDA to Adjusted Pro Forma Net Income, as presented and reconciled in the prior table for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,

	(In thousands)
	Adjusted Pro Forma		U.S. GAAP		Adjusted Pro Forma		U.S. GAAP
	2014	2013	2014	2013	2014	2013	2014	2013
Net (loss) income attributable to FXCM Inc.	$(1,534)	$23,300	$(3,078)	$10,124	$3,661	$40,817	$(1,001)	$16,984
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	—	—	(2,209)	14,093	—	—	218	24,323
Net (loss) income attributable to other non-controlling interests	(553)	8,043	(2,868)	(6,961)	1,051	11,921	(4,527)	(3,083)
(Benefit) provision for income taxes	(724)	9,365	(747)	6,390	1,454	18,960	504	14,349
Depreciation and amortization	13,122	12,481	13,122	12,481	25,752	24,455	25,752	24,455
Interest on borrowing	3,096	1,290	3,096	1,290	6,093	2,107	6,093	2,107
Adjusted EBITDA	$13,407	$54,479	$7,316	$37,417	$38,011	$98,260	$27,039	$79,135

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount it expect to pay on behalf of its co-obligors.
ASU No. 2013-04 is effective for fiscal years and interim periods beginning after December 15, 2013, but earlier adoption is permitted. Upon adoption, the standard should be applied retrospectively to all prior periods presented. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the presentation of the Company’s unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements
Reporting Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The standard also raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The standard expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The standard is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company plans to adopt the standard prospectively on its required effective date of January 1, 2015 and the impact, if any, on the Company’s consolidated financial condition, results of operations or cash flows will be dependent on the nature of future disposals.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard sets out the following five steps an entity should apply to achieve this core principle.
•Identify the contract(s) with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation.

  For a public entity, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments at June 30, 2014:

	As of June 30, 2014
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$44,999	$3,166	$14,986	$6,955	$19,892
Credit Agreement(1)	27,983	605	27,378	—	—
Lucid Note Payable(2)	7,534	7,534	—	—	—
Contingent put options(3)	2,283	2,283	—	—	—
Convertible Notes	188,026	1,941	11,644	174,441	—
Vendor obligations	1,043	602	441	—
Total	$271,868	$16,131	$54,449	$181,396	$19,892
_____________________

(1)
Assumes there will be no other increases to the amount borrowed at June 30, 2014 and the outstanding balance will be paid upon expiration of the facility. Includes commitment fees using the rates in effect as of June 30, 2014.

(2)	Principal plus interest at the stated rate of 2.25%.

(3)	See Note 13 to our unaudited condensed consolidated financial statements. Assumes exercise of remaining put options in the third quarter of 2014.

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

As of June 30, 2014, 3.51% of our net assets (assets less liabilities) were in British pounds, 0.44% in Euros, 7.55% in Japanese yen, and 2.79% in Hong Kong dollars, and 1.41% in all other currencies than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $2.3 million in the case of British pounds, $0.3 million for Euros, $4.9 million for Japanese yen, and $1.8 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.
Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at June 30, 2014 we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $8.3 million.

We also earn a spread on overnight position financing (rollovers) and the interest differential our customers earn or pay depends on whether they are long a higher or lower yielding currency relative to the currency they borrowed. Currently interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollover.

The Senior convertible notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. Our Credit Agreement exposes us to risk due to the variable interest rate under the terms of the agreement. Based on the current outstanding balance and benchmark rate, if the rate were to increase or decrease by 10%, the impact to interest expense would be less than $0.1 million.

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet their obligations. We are exposed to credit risk from our retail and institutional customers as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the six months ended June 30, 2014 and 2013, our credit exposure was $0.4 million and $2.2 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2014, our exposure to our three largest institutional counterparties, all major global banking institutions, was 33.7% of total assets and the single largest within the group was 15.2% of total assets. As of December 31, 2013, our exposure to our three largest institutional counterparties, all major global banking institution, was 33.0% of total assets and the single largest within the group was 13.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. Generally, we incur market risk as a result of trading in our retail business, Lucid and V3. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of June 30, 2014, our net unhedged exposure to CFD customer positions was 5.15% of total assets. A 10% change in the value of our unhedged CFD positions as of June 30, 2014 would result in an $12.2 million decrease in pre-tax income.

Lucid exposes us to market risk in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended June 30, 2014 was $20.3 million and the maximum intra-day gross position was $82.0 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $8.2 million decrease in consolidated pre-tax income.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2014, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 14.7% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2014, we had $99.4 million in regulatory capital requirements at our regulated subsidiaries and $311.8 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial

Officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 21, 2014, the Company, through a new entity, V3, completed its acquisition of certain assets of Infinium. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through June 30, 2014, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude V3 from its December 31, 2014 assessment of and report on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of V3 into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2015. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013, nor have there been any legal proceedings during the three months ended June 30, 2014.

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

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution. As of June 30, 2014, the Company accrued $1.8 million in additional restitution.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the National Futures Association (“NFA”) relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $200,000.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $4.7 million as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

Shares of Class A common stock repurchased by the Company during the three months ended June 30, 2014 were as follows:

Issuer Repurchases of Equity Securities
	Total Number of Shares Repurchased*	Average Price Paid per Share **	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Month 1: April 1, 2014 to April 30, 2014	—	—	4,985,534	18,087,341.57
Month 2: May 1, 2014 to May 31, 2014	45,985	14.02	5,031,519	17,442,746.83
Month 3: June 1, 2014 to June 30, 2014	—	—	5,031,519	17,442,746.83
Total	45,985	14.02	5,031,519	17,442,746.83

* As of Settlement Date
** Average Price including Commission

On May 17, 2011 and October 17, 2011, our Board of Directors approved the repurchase of $30.0 million and $20.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”), respectively. On November 7, 2012, our Board of Directors approved a $30.0 million increase in the Stock Repurchase Program for an aggregate of $80.0 million. As of June 30, 2014, we have repurchased 5.0 million shares for $62.6 million under these authorizations. The Company is not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On August 7, 2014, the Company entered into a Seventh Amendment to the Credit Agreement by and among FXCM Holdings, LLC, Bank of America, N.A., as Administrative Agent and certain lenders from time to time parties thereto (the “Seventh Amendment”). The Seventh Amendment, attached hereto as Exhibit 10.1, reduces the Aggregate Revolving Commitments of the lenders to $150.0 million and modifies certain terms of the Credit Agreement.

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

Exhibit Number	Description of Exhibit
10.1*	Seventh Amendment to Credit Agreement, dated August 7, 2014 by and among FXCM Holdings, LLC, Bank of America, N.A., as Administrative Agent and lender who are parties thereto.
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: August 8, 2014	By	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2014	By	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)