Form 10-Q
period 2014-09-30
FXCM Inc.
filed 2014-11-07
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 47,160,590 as of November 6, 2014. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 6, 2014 was 34.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2014

i

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition

	September 30, 2014 (Unaudited)	December 31, 2013

	(Amounts in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$326,730	$365,245
Cash and cash equivalents, held for customers	1,332,399	1,190,880
Restricted time deposits	3,648	—
Trading securities	633	—
Due from brokers	32,960	5,450
Accounts receivable and other receivables, net	20,344	19,806
Deferred tax asset	5,215	11,910
Total current assets	1,721,929	1,593,291
Restricted time deposits	5,472	—
Deferred tax asset	174,309	166,576
Office, communication and computer equipment, net	48,438	49,165
Goodwill	326,100	307,936
Other intangible assets, net	66,224	76,713
Notes receivable	9,608	5,950
Other assets	32,329	24,316
Total assets	$2,384,409	$2,223,947
Liabilities and Equity
Current liabilities
Customer account liabilities	$1,332,399	$1,190,880
Accounts payable and accrued expenses	56,773	69,697
Credit agreement	30,000	—
Notes payable	7,460	9,800
Due to brokers	916	8,652
Securities sold, not yet purchased	3,815	—
Deferred tax liability	218	—
Due to related parties pursuant to tax receivable agreement	20,276	18,588
Total current liabilities	1,451,857	1,297,617
Deferred tax liability	3,078	3,687
Due to related parties pursuant to tax receivable agreement	131,562	131,670
Senior convertible notes	150,236	146,303
Other liabilities	6,052	9,289
Total liabilities	1,742,785	1,588,566
Commitments and Contingencies (see Note 15)
Stockholders’ Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 46,204,590 and 44,664,884 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	462	447
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 34 and 41 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	260,231	245,426
Retained earnings	9,485	16,352
Accumulated other comprehensive loss	(7,487)	(5,344)
Total stockholders’ equity FXCM Inc.	262,692	256,882
Non-controlling interests	378,932	378,499
Total stockholders’ equity	641,624	635,381
Total liabilities and stockholders’ equity	$2,384,409	$2,223,947
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$87,826	$86,974	$244,222	$282,296
Institutional trading revenue	24,417	22,856	72,354	82,204
Trading revenue	112,243	109,830	316,576	364,500
Interest income	637	537	1,893	1,886
Brokerage interest expense	(199)	(63)	(459)	(187)
Net interest revenue	438	474	1,434	1,699
Other income	3,466	2,944	11,072	10,046
Total net revenues	116,147	113,248	329,082	376,245
Operating Expenses
Compensation and benefits	27,572	28,809	86,283	78,929
Allocation of net income to Lucid members for services provided	1,483	2,996	6,771	18,000
Total compensation and benefits	29,055	31,805	93,054	96,929
Referring broker fees	20,998	20,709	56,615	64,481
Advertising and marketing	5,071	6,305	18,652	19,813
Communication and technology	13,434	10,111	37,684	28,231
Trading costs, prime brokerage and clearing fees	8,021	6,809	24,257	23,708
General and administrative	17,219	27,949	48,898	53,843
Depreciation and amortization	15,041	12,849	40,793	37,304
Total operating expenses	108,839	116,537	319,953	324,309
Total operating income (loss)	7,308	(3,289)	9,129	51,936
Other Expense
Loss on equity method investments, net	376	183	910	728
Interest on borrowings	3,028	2,869	9,121	4,976
Income (loss) before income taxes	3,904	(6,341)	(902)	46,232
Income tax provision	1,144	2,444	1,648	16,793
Net income (loss)	2,760	(8,785)	(2,550)	29,439
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	1,538	(3,133)	1,756	21,190
Net loss attributable to other non-controlling interests	(1,170)	(530)	(5,697)	(3,613)
Net income (loss) attributable to FXCM Inc.	$2,392	$(5,122)	$1,391	$11,862

Weighted average shares of Class A common stock outstanding:
Basic	42,963	33,718	40,108	30,983
Diluted	43,819	34,469	42,367	32,009
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.06	$(0.15)	$0.03	$0.38
Diluted	$0.05	$(0.15)	$0.03	$0.37
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Net income (loss)	$2,760	$(8,785)	$(2,550)	$29,439
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(8,366)	5,171	(3,643)	(7,563)
Income tax (benefit) expense	(58)	19	108	(108)
Other comprehensive (loss) income, net of tax	(8,308)	5,152	(3,751)	(7,455)
Comprehensive (loss) income	(5,548)	(3,633)	(6,301)	21,984
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(2,085)	(655)	163	16,634
Comprehensive loss attributable to other non-controlling interests	(1,185)	(530)	(5,712)	(3,613)
Comprehensive (loss) income attributable to FXCM Inc.	$(2,278)	$(2,448)	$(752)	$8,963

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2014	$378,499	$16,352	$(5,344)	$245,426	41	$1	44,664,884	$447	$635,381
Net (loss) income	(3,941)	1,391	—	—	—	—	—	—	(2,550)
Other comprehensive loss, net of tax	(1,608)	—	(2,143)	—	—	—	—	—	(3,751)
Comprehensive (loss) income	(5,549)	1,391	(2,143)	—	—	—	—	—	(6,301)
Class A common stock
Repurchase of Class A common stock	(175)	—	—	(469)	—	—	(45,985)	—	(644)
Equity based compensation	5,662	—	—	5,435	—	—	163,832	1	11,098
Dividends on Class A common stock	—	(8,258)	—	—	—	—	—	—	(8,258)
Exchange of Holdings units to Class A common stock (see Note 9)	(6,328)	—	—	6,317	(6)	—	1,155,359	11	—
Assignment of transferees	—	—	—	—	(1)	—	—	—	—
Stock options exercised	1,080	—	—	2,525	—	—	266,500	3	3,608
Effects of Tax Receivable Agreement	—	—	—	997	—	—	—	—	997
Contributions - other non-controlling interests	10,819	—	—	—	—	—	—	—	10,819
Distributions - non-controlling members	(5,076)	—	—	—	—	—	—	—	(5,076)
Balance as of September 30, 2014	$378,932	$9,485	$(7,487)	$260,231	34	$1	46,204,590	$462	$641,624

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(2,550)	$29,439
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	40,793	37,304
Equity-based compensation	10,238	9,896
Deferred tax expense	5,051	10,982
Gain on Follow-on Payment	(3,672)	—
Loss on disposal of fixed assets	10	126
Amortization of deferred bond discount	3,933	1,644
Amortization of deferred financing cost	1,381	815
Loss on equity investment	910	728
Remeasurement of tax receivable agreement liability	(360)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(140,468)	(73,145)
Restricted time deposits	(9,120)	—
Trading securities	(633)	—
Due from brokers	(27,510)	7,135
Accounts receivable, net	(1,393)	(3,570)
Tax receivable	(5,160)	2,973
Other assets	(960)	2,623
Customer account liabilities	141,519	73,503
Accounts payable and accrued expenses	(13,829)	26,607
Other liabilities	436	728
Payments for tax receivable agreement	(3,707)	(4,079)
Due to brokers	(7,736)	18,583
Securities sold, not yet purchased	3,815	—
Foreign currency remeasurement gain (loss)	345	(1,513)
Net cash (used in) provided by operating activities	(8,667)	140,779
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(16,320)	(16,792)
Purchase of intangible assets	(9,789)	(35)
Acquisition of business, net of cash acquired	(21,791)	(26,812)
Issuance of notes receivable	(1,500)	—
Payments for equity investment	—	(3,000)
Net cash (used) in investing activities	(49,400)	(46,639)
Cash Flows From Financing Activities
Distributions - non-controlling members	(4,281)	(10,621)
Contributions from other non-controlling members	2,540	—
Dividends paid	(8,258)	(6,923)
Proceeds from exercise of stock options	3,608	21,877
Stock repurchase	(644)	(16,312)
Proceeds from issuance of senior convertibles notes, net	—	166,467
Purchase of convertible note hedges	—	(29,101)
Proceeds from sale of warrants	—	18,578
Borrowings under the credit agreement	60,000	10,000
Payments on borrowings under the credit agreement	(30,000)	(95,000)
Net cash provided by financing activities	22,965	58,965
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,413)	(3,492)
Net (decrease) increase in cash and cash equivalents	(38,515)	149,613
Cash and Cash Equivalents
Beginning of year	365,245	272,332
End of period	$326,730	$421,945
Supplemental disclosures of cash flow activities
Cash paid for taxes	$407	$3,199
Cash paid for interest	$2,762	$1,207
Supplemental disclosure of non-cash investing activities
Notes receivable credited towards consideration for acquisition of business	$11,942	$—
Supplemental disclosure of non-cash financing activities
Exchange of Holdings Units for shares of Class A common stock	$6,328	$45,792
Non-cash distribution- non-controlling members	$795	$—
Business acquisition consideration payable	$—	$15,300
Notes issued for non-controlling interest	$8,279	$—
Non-controlling interest - Faros Trading LLC	$—	$15,569
Follow-on Payment for business acquisition	$—	$10,631
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a Delaware holding company, is an online provider of foreign exchange (“FX”) trading and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

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

As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 56.4% and 43.6%, respectively, as of September 30, 2014. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 54.8% and 45.2%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid Markets Trading Limited ("Lucid"), Faros Trading LLC ("Faros"), V3 Markets, LLC ("V3") (see Note 3) and other consolidated entities. Net income attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under Allocation of net income to Lucid members for services provided in the condensed consolidated statements of operations. Net income or loss attributable to the non-controlling interests in Faros and V3 represent the portion of earnings or loss attributable to the 49.9% economic interest held by Faros and V3 non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

Non-controlling interests in the condensed consolidated statements of financial condition represents the portion of equity attributable to the non-controlling interests of Holdings, Lucid, Faros, V3 and other consolidated entities. The allocation of equity to non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity.

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

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments are included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Loss on equity method investments, net in the condensed consolidated statements of operations.

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

Changes in the non-controlling and the Corporation’s interests in Holdings for the nine months ended September 30, 2014 are presented in the following table:

	Controlling Units	Non-Controlling Units	Total Units	FXCM Inc.	Non-Controlling	Total
Balance as of January 1, 2014	44,664,884	36,835,821	81,500,705	54.8%	45.2%	100.0%
Holdings units acquired by FXCM Inc. related to exchanges of Holdings units for shares of Class A common stock	1,155,359	(1,155,359)	—	1.4%	(1.4)%	—%
Holding units repurchased related to Class A common stock repurchased	(45,985)	—	(45,985)	—%	—%	—%
Exercise of stock options	266,500	—	266,500	0.1%	(0.1)%	—%
Issuance under equity based compensation	163,832	—	163,832	0.1%	(0.1)%	—%
Balance as of September 30, 2014	46,204,590	35,680,462	81,885,052	56.4%	43.6%	100.0%

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition

V3
    On January 21, 2014 (the "V3 Acquisition Date"), the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company. The Company holds a controlling 50.1% interest in V3.
The acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement ("ASC 820") at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 20).
Subsequent to the acquisition date, the purchase price was decreased by $0.9 million, due to the final determination of the assumed liabilities. In connection with this purchase price adjustment, the initial goodwill recorded was reduced by $0.8 million to $19.4 million.

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
__________________

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

The amounts included in the V3 Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the measurement period, a period not to exceed 12 months from the V3 Acquisition

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

Date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

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

Condensed Combined Financial Information:
The following condensed financial information presents the resulting operations of V3 from the V3 Acquisition Date to September 30, 2014, with amounts in thousands:

For the period January 21, 2014 to September 30, 2014
Total revenue	$14,384
Net loss	$(2,052)

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Business Acquisition (continued)

The fair value of the Follow-on Payment is included in Other liabilities in the condensed consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. This fair value measurement is based on significant inputs not observed in the market and thus represents Level III instruments as defined by ASC 820 (see Note 17). The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The $3.7 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the condensed consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros earnings before income taxes and depreciation ("EBITDA") estimate. The Company reassessed the Follow-on Payment liability at September 30, 2014 and determined that a fair value of zero was still appropriate.
The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros market making business with the Company's foreign exchange trading expertise. Faros is included in the Institutional segment for purposes of segment reporting (see Note 20).

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
The amounts included in the Faros Purchase Price Allocation table represent the preliminary allocation of the purchase price as well as revisions made during the measurement period, a period not to exceed 12 months from the Faros Acquisition Date. Adjustments to the provisional values during the measurement period were pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified were adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities resulted in a corresponding adjustment to goodwill.

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

Contingencies and Accounts Receivable
There were no contingent liabilities recorded in the fair value of net assets acquired as of the Faros Acquisition Date and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Faros Acquisition Date. The Company has collected all material accounts receivable amounts as of September 30, 2014.

Pro Forma Condensed Combined Financial Information
The Company's pro forma condensed combined financial information for the acquisitions completed in 2014 (i.e. V3), and 2013 (i.e., Faros) are presented as they may have appeared if all acquisitions had been completed on January 1, 2014 and 2013, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$116,147	$124,181	$329,082	$416,843
Net income (loss) before non-controlling interest	$2,760	$(9,249)	$(4,615)	$33,856

These pro forma results for nine months ended September 30, 2014 and 2013 primarily include the related tax impact as well as the adjustments for the intangible assets acquired.

Acquisition-related Costs
Acquisition-related transaction costs for the V3 acquisition were nil and $1.2 million for the three and nine months ended September 30, 2014, respectively. Acquisition-related transaction costs for the three and nine months ended September 30, 2013 were not material. Acquisition-related transaction costs are included in General and administrative expense in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Restricted Time Deposits

During the quarter ended September 30, 2014, FXCMJ established a $3.6 million, 0.025%, three months time deposit and a $5.5 million, 0.025%, one year time deposit with Sumitomo Mitsui Banking Corporation (“SMBC”). The time deposits secure a letter of guarantee issued by SMBC on behalf of FXCMJ and may be withdrawn under limited circumstances subject to the financial covenants of the letter of guarantee. As a result of the restriction on withdrawal, the time deposits are presented separately in the condensed consolidated statements of financial condition.

Note 5. Trading Securities

Equity securities purchased with the intent to sell in the near-term are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities in active markets. As of September 30, 2014 and December 31, 2013, trading securities amounted to $0.6 million and nil, respectively.
Net realized and unrealized gains and losses on trading securities are included in Institutional trading revenue in the condensed consolidated statements of operations. For the purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.
For the three and nine months ended September 30, 2014, net realized and unrealized gains or losses related to trading securities were gains of $2.3 million and $3.3 million, respectively. There were no realized or unrealized gains or losses related to trading securities for the three and nine months ended September 30, 2013.

Note 6. Accounts Receivable and Other Receivables

Accounts and other receivables consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable, net	11,323	9,953
Notes receivable	—	5,992
Tax receivable	9,021	3,861
Total accounts and other receivables	20,344	19,806

Note 7. Equity Method Investments

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in an electronic communication network for foreign exchange trading. As the Company holds a 35.3% equity interest and exerts significant influence, the investment is accounted for using the equity method and is included in the institutional segment for purposes of segment reporting (see Note 20). The Company also has a 21.8% equity interest in a developer of FX trading software which is accounted for using the equity method and is included in the corporate segment for purposes of segment reporting.

In conjunction with the V3 acquisition on January 21, 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. As of September 30, 2014, the other members of the LLC had not yet consented to the transfer of the 66.3% non-controlling interest to the Company. Until such consent is received, the Company is only entitled to its share of profits, losses and distributions and the Company does not have any right to participate in the management of the business and affairs of the LLC, including participating in major decisions. Accordingly, the Company’s interest is accounted for using the equity method and is included in the institutional segment for purposes of segment reporting (see Note 20).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Equity Method Investments (continued)

    As of September 30, 2014 and December 31, 2013, the Company’s carrying values of equity method investments were $10.4 million and $9.8 million, respectively, and are included as a component of Other assets in the condensed consolidated statements of financial condition.

Loss on equity method investments was $0.4 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations. Loss on equity method investments was $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company did not receive any dividend distributions from its equity method investments during the three and nine months ended September 30, 2014. Dividends received from the Company's equity method investments during the three and nine months ended September 30, 2013 were not material.

Note 8. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS.

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

During the nine months ended September 30, 2014 and 2013, stock options granted to certain employees, non-employees and independent directors in the aggregate of 1,039,490 and 7,611,390, respectively, were not included in the computation of earnings per common share because they were antidilutive under the treasury method.

The Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets"). The Lucid sellers achieved the Profit Targets for the first anniversary shares during the quarter ended June 30, 2013 and received 1.2 million shares in June 2013. During the nine months ended September 30, 2014, the Lucid sellers achieved the Profit Targets for the 3.0 million second anniversary shares and these shares are included in the computation of basic and diluted EPS for the three and nine months ended September 30, 2014. If the third anniversary Profit Targets are achieved, the Lucid sellers are entitled to receive 3.0 million shares on the third anniversary of the acquisition date of June 18, 2012. In accordance with ASC 260, the third anniversary shares are considered contingently issuable shares. Accordingly, the third anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, shares are included in diluted EPS if all necessary conditions have been satisfied by the end of the period.

As described in Note 14, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and nine months ended September 30, 2014, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Earnings per Share (continued)

As described in Note 14, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and nine months ended September 30, 2014, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of dilutive EPS because they were antidilutive under the treasury method. During the three and nine months ended September 30, 2014, certain members of Holdings exchanged 0.1 million and 1.2 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net income (loss) per share:
Numerator
Net income (loss) available to holders of Class A common stock	$2,392	$(5,122)	$1,391	$11,862
Earnings allocated to participating securities	—	—	—	—
Earnings available for common stockholders	$2,392	$(5,122)	$1,391	$11,862
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	42,963	33,718	40,108	30,983
Add dilutive effect of the following:
Weighted average of Lucid's first anniversary shares issued on June 18, 2013	—	—	—	738
Weighted average of Lucid's second anniversary shares issued on June 18, 2014	—	—	1,381	—
Stock options	856	751	878	288
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Dilutive weighted average shares of Class A common stock	43,819	34,469	42,367	32,009

Basic income (loss) per share of Class A common stock	$0.06	$(0.15)	$0.03	$0.38
Diluted income (loss) per share of Class A common stock	$0.05	$(0.15)	$0.03	$0.37

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	September 30, 2014	December 31, 2013
Receivables
Advances to Holdings non-controlling members	$305	$940
Accounts receivable - Lucid non-controlling members	968	—
Notes receivable and interest - Lucid non-controlling members	8,203	—
Advances to employees	720	826
	$10,196	$1,766
Payables
Guarantee agreement ("Monetary Guaranty")	$6,561	$8,363
Employees	1,797	708
Shareholders with greater than 5% ownership in the Company	—	200
Due to Lucid non-controlling members in connection with the allocation of net income to Lucid non-controlling members for services provided	7,159	9,826
Due to Lucid non-controlling members in connection with trade settlements	—	169
Notes payable to Lucid non-controlling members in connection with the acquisition	7,460	9,800
Tax receivable agreement	151,838	150,257
Follow-on Payment	—	3,672
	$174,815	$182,995

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balance as of September 30, 2014 and December 31, 2013, included in the table above, is included in Accounts receivable, net in the condensed consolidated statements of financial condition.

As described in Note 3, V3 was formed by the Company and the non-controlling members of Lucid. The Company contributed capital of approximately $16.3 million and the non-controlling members of Lucid contributed capital of approximately $16.2 million. The non-controlling members of Lucid borrowed approximately $8.1 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of September 30, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three and nine months ended September 30, 2014 and nil for the three and nine months ended September 30, 2013.

Included in Accounts receivable in the condensed consolidated statements of financial condition is an additional $0.2 million for the Lucid non-controlling members’ capital contributions in connection with the V3 acquisition and $0.8 million of advances to the Lucid non-controlling members.

The Company has advanced funds to several employees. The outstanding balances as of September 30, 2014 and December 31, 2013, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK collects and remits to Global Finance and Master Capital fees and commissions charged

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Related Party Transactions (continued)

by Global Finance and Master Capital to customers in MENA countries. For the three and nine months ended September 30, 2014, these fees and commissions were approximately $0.3 million and $0.9 million, respectively, and are included in the condensed consolidated statements of operations in Referring broker fees. For the three and nine months ended September 30, 2013 these fees and commissions were approximately $0.4 million and$1.2 million, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. As of September 30, 2014, the shareholder described above beneficially owns less than 5% of the Corporation's Class A common stock.

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. As of September 30, 2014 and December 31, 2013, the aggregate amount of margin extended under the Method Guaranty was zero. During the three and nine months ended September 30, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the three and nine months ended September 30, 2013, fees collected from counterparties and subsequently remitted to Method by the Company were not material and are included in Referring broker fees in the condensed consolidated statements of operations.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a newly formed Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty requires Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Monetary determined on a counterparty by counterparty basis which is agreed upon by the Company, Monetary and the respective counterparty. The Monetary Guaranty may be terminated by either the Company or Monetary at any time provided that if Monetary elects to terminate there are no guaranteed obligations outstanding. As of September 30, 2014 and December 31, 2013, the aggregate amount of margin extended under the Monetary Guaranty was $12.9 million and $4.5 million, respectively. During the three and nine months ended September 30, 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the three and nine months ended September 30, 2014, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were $0.3 million and $0.5 million, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company held cash collateral related to the Monetary Guaranty in the amount of $6.6 million and $8.4 million, respectively, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition.

Accounts payable and accrued expenses in the condensed consolidated statements of financial condition include a balance of nil and $0.2 million of advances from certain Lucid non-controlling members as of September 30, 2014 and December 31, 2013, respectively. Accounts payable and accrued expenses also include $7.2 million and $9.8 million related to the Allocation of net income to Lucid members for services provided as of September 30, 2014 and December 31, 2013, respectively (see Note 1).

Notes payable of $7.5 million and $9.8 million, included in the condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013, respectively, represent the amount borrowed from the Lucid non-controlling members in connection with the Lucid acquisition. Interest expense related to the unsecured promissory notes was not material for the three and nine months ended September 30, 2014 and 2013 (see Note 14).
Other liabilities in the condensed consolidated statements of financial condition include the Faros Follow-on Payment of nil and $3.7 million as of September 30, 2014 and December 31, 2013, respectively (see Note 3).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Related Party Transactions (continued)

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their Holdings units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the nine months ended September 30, 2014 and 2013, certain members of Holdings exchanged 1.2 million and 8.6 million, respectively, of their Holdings units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. The aggregate payments due under the tax receivable agreement were $151.8 million and $150.3 million as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, payments of $3.7 million were made pursuant to the tax receivable agreement.

Note 10. Stock-Based Compensation

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

During the nine months ended September 30, 2014, the Company granted 83,490 Independent Director Options and 565,000 Employee Stock Options.

The following table summarizes the Company’s stock options activity as of September 30, 2014 and changes for the nine months then ended:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2014	7,607,800	$13.48	4.3
Granted	648,490	$16.28
Exercised	(266,500)	$13.54
Forfeited or expired	(209,900)	$13.10
Outstanding as of September 30, 2014	7,779,890	$13.72	3.81
Vested or expected to vest at September 30, 2014	7,704,862	$13.73	3.81
Exercisable as of September 30, 2014	4,632,150	$13.52	3.43

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $5.66 and $5.52, respectively.

As of September 30, 2014 the weighted average period over which compensation cost on non-vested Stock Options is expected to be recognized is 2.2 years and the unrecognized expense is $7.5 million. The fair value of the shares vested under the LTIP during the nine months ended September 30, 2014 and 2013 was $2.2 million and $1.8 million, respectively. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $2.6 million and $7.5 million for the three and nine months ended September 30, 2014, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in compensation and benefits in the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Stock-Based Compensation (continued)

condensed consolidated statements of operations was $2.5 million and $7.2 million for the three and nine months ended September 30, 2013, respectively, for the Employee Stock Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, for the Independent Directors Options. Stock-based compensation before income taxes included in Compensation and benefits in the condensed consolidated statements of operations was not material and $0.3 million for the three and nine months ended September 30, 2013, respectively, for the Independent Directors Options. The total compensation cost capitalized and included in Office, communication and computer equipment, net in the condensed consolidated statements of financial condition was $0.9 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively.

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

Cash proceeds received from the exercise of Stock Options were $2.1 million and $3.6 million for the three and nine months ended September 30, 2014, respectively. There was no income tax benefit realized from the exercise of stock options for the three and nine months ended September 30, 2014. Cash proceeds received from the exercise of Stock Options were $19.2 million and $21.9 million for the three and nine months ended September 30, 2013, respectively. Income tax benefit realized from the exercise of stock options were not material for the three and nine months ended September 30, 2013.

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

Assumptions used in the Black Scholes valuation model were as follows:

	Independent Directors Options		Independent Directors Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term in years	—	—	4.00	4.00
Risk-free interest rate	—	—	1.19%	0.63%
Expected volatility	—	—	44.0%	54.0%
Dividend yield	—	—	1.43%	2.05%
Estimated fair value at grant date	—	—	$5.39	$4.26

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Stock-Based Compensation (continued)

	Employee Stock Options		Employee Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term in years	—	4.75	4.75	4.75
Risk-free interest rate	—	1.28%	1.58%	0.99%
Expected volatility	—	50.0%	45.0%	50.0%
Dividend yield	—	1.33%	1.48%	1.60%
Estimated fair value at grant date	—	$6.98	$5.70	$5.99

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical data upon which to estimate an expected term. Given that the Corporation’s Class A common stock has been publicly traded for less than four years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

The LTIP also provides for other stock based awards (“Other Equity Awards”) which may be granted by the Company’s Executive Compensation Committee (the “Committee”). Pursuant to the terms of the LTIP, the Committee may grant Other Equity Awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of the Corporation's Class A common stock. The Company did not grant any Other Equity Awards during the three and nine months ended September 30, 2014 or 2013.

Note 11. Stockholders’ Equity

The following table presents the changes in the corporation's Class A common stock shares outstanding during the nine months ended September 30, 2014, with amounts in thousands:

Class A Common Stock	As of September 30, 2014
Balance at January 1, 2014	44,665
Issued	164
Exchange of Holding Units into Class A common stock	1,155
Repurchased	(46)
Stock options exercised	267
Balance at September 30, 2014	46,205

As of September 30, 2014 and December 31, 2013 there were 34 and 41 shares, respectively, of Class B common stock issued and held by members of Holdings.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Minimum Net Capital Requirements

The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the Company's regulated entities as of September 30, 2014 and December 31, 2013, with amounts in millions:

	September 30, 2014
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$52.2	$31.9	$109.3	$1.4	$26.2	$41.7	$35.7	$16.6	$—
Minimum capital requirement	30.4	13.5	33.0	0.9	4.3	6.6	5.2	2.7	—
Excess capital	$21.8	$18.4	$76.3	$0.5	$21.9	$35.1	$30.5	$13.9	$—

	December 31, 2013
	US	HK	UK LTD	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$64.2	$33.6	$86.0	$4.7	$18.4	$34.8	$36.3	$41.8	$0.1
Minimum capital requirement	27.1	12.3	24.7	0.4	6.9	8.2	5.6	4.2	—
Excess capital	$37.1	$21.3	$61.3	$4.3	$11.5	$26.6	$30.7	$37.6	$0.1

Note 13. Litigation

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

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the Japan Financials Services Agency. The Company settled this matter for $2.3 million during the first quarter of 2013.

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC, KGM Capital Management, LLC (collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court. The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence. The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees. On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The Trial Court heard argument on US’s motions to dismiss and entered an order denying them without findings of fact or conclusions of law. On March 18, 2014, US filed a Notice of Appeal of the Trial Court's denial of its motion to compel arbitration. On April 16, 2014, US filed a Petition for a Writ of Mandamus to appeal the denial of its motion to dismiss based on the forum selection clause and filed a brief on its appeal seeking to enforce its motion to compel arbitration. Both the Petition and Appeal are pending.

In February 2014, UK and FSL entered into a settlement with the Financial Conduct Authority ("FCA") following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. UK and FSL accrued $15.0 million in

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Litigation (continued)

September 2013, as an estimate to settle this matter recorded in General and administrative expense in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2014, the Company accrued an additional $0.7 million and $2.5 million, respectively, of additional restitution, recorded in General and administrative expense in the condensed consolidated statements of operations.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the National Futures Association (“NFA”) relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. The Commodity Futures Trading Commission (“CFTC”) is also investigating this matter. As of September 30, 2014, the Company accrued $1.0 million related to this matter, recorded in General and administrative expense in the condensed consolidated statements of operations.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $4.7 million as of September 30, 2014.

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

Note 14. Debt

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

As of September 30, 2014, Holdings has commitments from lenders for $150.0 million. As of September 30, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $30.0 million and nil, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Debt (continued)

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively. Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $0.1 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

Pursuant to covenants in the Credit Agreement, Holdings is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 12), Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Credit Agreement, of 4.00 to 1.00, 2.75 to 1.00 and 1.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of September 30, 2014, Holdings was in compliance with all material covenants.

During the three and nine months ended September 30, 2014, the weighted average dollar amount of borrowings related to the Credit Agreement were $27.7 million and $37.5 million, respectively, and the weighted average interest rates were 2.90% and 2.68%, respectively. During the three and nine months ended September 30, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement were nil and $46.7 million, respectively, and the weighted average interest rates were nil and 2.44%, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Debt (continued)

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Debt (continued)

The balances of the liability and equity components as of September 30, 2014, were as follows, with amounts in thousands:

September 30, 2014
Liability component - principal	$172,500
Deferred bond discount	(22,264)
Liability component - net carrying value	$150,236
Equity component	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense - stated coupon rate	$970	$970	$2,911	$1,272
Interest expense - amortization of deferred bond discount	1,335	1,254	3,932	1,644
Total interest expense - convertible notes	$2,305	$2,224	$6,843	$2,916

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three and nine months ended September 30, 2013. Unamortized Convertible Notes issuance cost was $4.4 million and $5.3 million at September 30, 2014 and December 31, 2013, respectively, and is included in Other assets in the condensed consolidated statements of financial condition.

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

Note 15. Commitments and Contingencies

The Company holds an interest in an inactive entity that formerly provided online FX educational services (“Online Courses”). Online Courses meets the definition of a VIE under ASC 810 and the Company was considered the primary beneficiary. The members who owned the remaining interest in Online Courses had put options to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, cease to make up at least 50% of the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Commitments and Contingencies (continued)

voting or vested economic interest securities of Holdings. The change in control occurred during the quarter ended September 30, 2013. Under U.S. GAAP, the value of the put options is recognized upon both the change in control and the exercise of the put options.

On April 2, 2014 and September 9, 2014, thirty-seven percent and sixty-three percent, respectively, of the put options were exercised and Holdings remitted payments in the amount of $1.3 million and $2.3 million, respectively. Based on the status (inactive and no assets) of Online Courses, the put option payments resulted in a charge to earnings, and General and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 includes a charge of $2.3 million and $3.6 million, respectively, related to the put option payments.

Note 16. Exchange Memberships
The Company’s exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and the Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of September 30, 2014. At September 30, 2014, ownership interests and shares owned with a cost of $2.8 million and $3.7 million, respectively, are included in Other assets in the condensed consolidated statement of financial condition. There were no exchange memberships held at December 31, 2013.

Note 17. Fair Value Measurements

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Cash and cash equivalents	$326,730	$—	$—	$—	$326,730
Cash and cash equivalents, held for customers	1,332,399	—	—	—	1,332,399
Restricted time deposits	—	9,120	—	—	9,120
Trading securities	633	—	—	—	633
Due from brokers:
Exchange traded options	4,049	—	—	—	4,049
Futures contracts	54,369	—	—	—	54,369
Netting	—	—	—	(54,614)	(54,614)
Total due from brokers	58,418	—	—	(54,614)	3,804
Total assets	$1,718,180	$9,120	$—	$(54,614)	$1,672,686

Financial Liabilities:
Customer account liabilities	$1,332,399	$—	$—	$—	$1,332,399
Due to brokers:
Exchange traded options	7,764	—	—	—	7,764
Futures contracts	47,060	—	—	—	47,060
OTC options	—	1,457	—	—	1,457
Netting	—	—	—	(56,099)	(54,872)
Total due to brokers	54,824	1,457	—	(56,099)	182
Securities sold, not yet purchased	3,815	—	—	—	3,815
Total liabilities	$1,391,038	$1,457	$—	$(56,099)	$1,336,396

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

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

Restricted Time Deposits

Restricted time deposits consist of pledged time deposits (see Note 4) with original maturities of three months and one year and for which use is contractually restricted. Restricted time deposits are included in Current assets and Non-current assets in the condensed consolidated statements of financial condition, as appropriate. Restricted time deposits are recorded at cost, which approximates fair value and are deemed to be Level II.

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

Due from/to Brokers

Exchange traded options and open futures contracts, included in Due from and Due to brokers in the condensed consolidated statements of financial condition, are classified as Level I financial assets and liabilities, respectively, as their fair values are based on exchange prices. Over the counter ("OTC") options, included in Due from and Due to brokers in the condensed consolidated statements of financial condition, are valued using market price quotations (where observable) obtained from independent brokers and are classified as Level II financial assets and liabilities.

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

prevailing prices. The liability for such securities sold short, included in the condensed consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date and is classified as Level I financial liabilities as they are based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses in Institutional trading revenue in the condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the condensed consolidated statements of financial condition.
The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of September 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$7,980	$7,980	$—	$7,980	$—
Due from brokers- unsettled common stock	3,730	3,730	—	3,730	—
Due from brokers - excess cash collateral	17,446	17,446	—	17,446	—
Equity method investments	10,405	17,199	—	—	17,199
Notes receivable	9,608	9,608	—	—	9,608
Exchange memberships	6,429	6,833	—	6,833	—
Total assets	$55,598	$62,796	$—	$35,989	$26,807

Financial Liabilities:
Due to brokers- unsettled spot FX	$734	$734	$—	$734	$—
Credit agreement	30,000	30,000	—	30,000	—
Notes payable	7,460	7,460	—	—	7,460
Senior convertible notes	150,236	149,909	—	149,909	—
Total liabilities	$188,430	$188,103	$—	$180,643	$7,460

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers- unsettled spot FX	$5,450	$5,450	$—	$5,450	$—
Equity method investments	9,793	13,504	—	—	13,504
Notes receivable	11,942	11,942	—	—	11,942
Total assets	$27,185	$30,896	$—	$5,450	$25,446

Financial Liabilities:
Due to brokers- unsettled spot FX	$6,332	$6,332	$—	$6,332	$—
Notes payable	9,800	9,800	—	—	9,800
Senior convertible notes	146,303	149,418	—	149,418	—
Total liabilities	$162,435	$165,550	$—	$155,750	$9,800

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

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

The following tables reconcile the ending balances of liabilities classified as Level III and identify the total (gains) and losses the Company recognized during the nine months ended September 30, 2014 and twelve months ended December 31, 2013 on such liabilities that were included in the condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013, respectively with amounts in thousands:

	As of September 30, 2014
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

The Company did not have any transfers in or out of Level I, II and III during the nine months ended September 30, 2014.

Note 18. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from brokers and Due to brokers in the condensed consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the condensed consolidated statements of financial condition as either assets or liabilities at fair value.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Derivative Financial Instruments (continued)

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

The following tables present the gross and net fair values of the Company derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of September 30, 2014 and December 31, 2013. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	Derivatives Assets
	Included in Due from/to Brokers
	September 30, 2014
	Fair Value	Notional
Exchange traded options	$4,049	$117,046
Futures contracts	54,369	3,354,098
Total derivative assets	$58,418	$3,471,144
Netting agreements	(54,614)
Total derivative assets	$3,804

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Derivative Financial Instruments (continued)

	Derivative Liabilities
	Included in Due from/to Brokers
	September 30, 2014
	Fair Value	Notional
Exchange traded options	$7,764	$100,353
Futures contracts	47,060	507,547
OTC options	1,457	1,457
Total derivative liabilities	$56,281	$609,357
Netting agreements and cash collateral netting	(56,099)
Total derivative liabilities	$182

Total	$3,622	$4,080,501

	Derivatives Assets
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$84	$19,475
Netting agreements	(84)
Total derivative assets	$—

	Derivative Liabilities
	Included in Due from/to Brokers
	December 31, 2013
	Fair Value	Notional
Futures contracts	$2,404	$140,429
Netting agreements	(84)
Total derivative liabilities	$2,320

Total	$(2,320)	$159,904

The following table presents the gains (losses) on derivative instruments included in Retail and Institutional trading revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, with amounts in thousands:

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Derivative Financial Instruments (continued)

	Gains (Losses)
	Three Months ended September 30, 2014			Nine Months ended September 30, 2014
	Retail	Institutional	Total	Retail	Institutional	Total
Exchange traded options	$—	$(5,915)	$(5,915)	$—	$14,002	$14,002
Futures contracts	(33,031)	11,850	(21,181)	(12,227)	4,799	(7,428)
OTC options	—	(777)	(777)	—	(394)	(394)
Total	$(33,031)	$5,158	$(27,873)	$(12,227)	$18,407	$6,180

	Gains (Losses)
	Three Months ended September 30, 2013			Nine Months ended September 30, 2013
	Retail	Institutional	Total	Retail	Institutional	Total
Futures contracts	$(4,192)	$4,547	$355	$(13,958)	$15,710	$1,752
Total	$(4,192)	$4,547	$355	$(13,958)	$15,710	$1,752

Note 19. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As a result, Holdings income from its operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company’s effective tax rate was 29.3% and (182.7)% for the three and nine months ended September 30, 2014, respectively. The Company's effective tax rate was (38.5)% and 36.3% for the three and nine months ended September 30, 2013, respectively. The negative tax rate for the nine months ended September 30, 2014 and the three months ended September 30, 2013 reflects the recording of a tax provision on a book loss. The increase in the effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2014 was due predominately to recording unfavorable book tax differences for valuation allowances on foreign tax credit carryforwards in 2014, which increases the effective tax rate, compared to recording the effect of the unfavorable adjustments in the prior year on the loss, which decreases the effective tax rate benefit. Additionally, during the three months ended September 30, 2014, the Company elected to treat UK LTD as a controlled foreign corporation for US tax purposes retroactively to January 1, 2014. As a result of this election, the Company is required to recognize from the beginning of the year the value of certain intangible assets, deemed to be transferred to UK LTD, as taxable royalty income. Additionally, a shift in jurisdictional income also affected the rate of tax along with an increase in the Corporation’s ownership of Holdings. The increase in the Corporation’s ownership in Holdings is due to members of Holdings exchanging their units for the Corporation’s Class A common stock and stock awards. The effective tax rate will continue to increase as additional exchanges occur. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September, 2013 is due to the Company recording a provision on the loss in the nine months ended September 30, 2014 which resulted from recording a valuation allowance on its foreign tax credits and recognizing the royalty income noted above.
    During the nine months ended September 30, 2014, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2010. During the first quarter of 2014 the Internal Revenue Service concluded an audit of the Company's 2011 federal tax return with no adjustment to the tax owed. The Company presently has no additional open examinations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Segments

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

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. The Retail Trading business segment includes the Company’s white label relationships, contract for differences, payments for order flow (through August 1, 2014) and rollovers. In addition, the Retail Trading business segment includes offerings to some of the Company’s smaller retail clients to trade with a dealing desk, or principal model.

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

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	Three Months Ended September 30, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$91,861	$23,926	$360	$116,147
Total expenses	52,284	27,859	31,724	111,867
Loss on equity method investments	—	239	137	376
Income (loss) before income taxes	$39,577	$(4,172)	$(31,501)	$3,904

	Three Months Ended September 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$90,392	$22,856	$—	$113,248
Total expenses	56,900	20,721	41,785	119,406
Loss (gain) on equity method investments	—	244	(61)	183
Income (loss) before income taxes	$33,492	$1,891	$(41,724)	$(6,341)

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Segments (continued)

	Nine Months Ended September 30, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$252,866	$75,856	$360	$329,082
Total expenses	156,122	81,049	91,903	329,074
Loss on equity method investments	—	606	304	910
Income (loss) before income taxes	$96,744	$(5,799)	$(91,847)	$(902)

	Nine Months Ended September 30, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total revenues	$294,041	$82,204	$—	$376,245
Total expenses	166,332	73,636	89,317	329,285
Loss on equity method investments	—	689	39	728
Income (loss) before income taxes	$127,709	$7,879	$(89,356)	$46,232

Assets	As of September 30, 2014	As of December 31, 2013
Retail	$1,738,368	$1,622,829
Institutional	454,887	417,492
Corporate	191,154	183,626
Total assets	$2,384,409	$2,223,947

Note 21. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

On November 5, 2014, the Corporation declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock. The dividend is payable on December 31, 2014 to Class A stockholders of record at the close of business on December 19, 2014.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors”. Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “FXCM”, the “Company”, “we”, “us”, and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to "Lucid" collectively refers to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "Faros" refers to Faros Trading LLC and references to "V3" refers to V3 Markets, LLC.

OVERVIEW

Industry Environment

Economic Environment - As highlighted in the daily JPMorgan Global FX Volatility chart below, volatility in September 2014 came off of historical lows experienced in 2014. Despite this, volatility continues to remain at historically low levels.  This reduced volatility has suppressed trading volumes in both retail and institutional markets, which in turn has impacted our financial performance. In general, in periods of elevated volatility customer trading volumes tend to increase, however, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects in the FX market.

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

Executive Summary

Currency volatility in September 2014 came off historic lows contributing to the improvement in our third quarter 2014 results when compared to our quarterly results in the first and second quarters of 2014. While the increase in volatility was certainly welcomed, we continue to experience historically muted currency volatility. The daily JPMorgan Global FX Volatility Index average for the quarter was 6.21 and the average for the nine months ended September 30, 2014 was 6.82. This compares to an average of 9.72 for the third quarter in 2013 and an average of 9.16 for the nine months ended September 30, 2013. The muted currency volatility weighed heavily on our 2014 year to date results, particularly in the first six months of 2014.

The low level of currency volatility has also dampened M&A activity.  As we have previously stated, we remain committed to a disciplined M&A approach pursuing transactions at valuations that reflect market conditions. During the quarter, we acquired IBFX, Inc.’s and IBFX Australia Pty Ltd’s (collectively “IBFX”) U.S. and Australian MetaTrader 4 retail forex accounts. The acquisition brought us approximately $54.4 million in client equity and 13,000 accounts.

During the third quarter of 2014, we implemented several client focused initiatives:

◦
We introduced a new retail FX pricing model in certain geographic markets. In these markets, our platform will deliver to clients the direct price quote offered by our FX market makers, with a separate commission.

◦
In connection with the introduction of our new retail FX pricing model, we reduced client trading costs, by offering commissions that are generally below what we previously charged as a mark-up to the price quote.

◦	We raised open account minimums from $50 to $2,000 in many jurisdictions.

                These initiatives reinforce our commitment to providing clients with a best in class FX trading experience. Providing direct quotes offered by our FX market makers will provide clients with a superior and transparent FX trading experience. Reduced pricing along with providing clients with a wealth of tools, resources and educational services, award winning customer service, superior technology, and transparent No Dealing Desk forex execution establishes us as the retail fx broker that offers the most compelling client value.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our retail or institutional customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — markup or commission accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships, payments we receive for order flow from FX market makers and income from spread betting. Effective August 1, 2014, we no longer receive payments for order flow. For the three and nine months ended September 30, 2014, 31% and 32%, respectively, of our retail trading revenues were derived from the activities noted in item (iv). For the three and nine months ended September 30, 2013, 37% and 34%, respectively, of our retail trading revenues were derived from the activities noted in item (iv).

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

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing. In addition, through our subsidiary FXCM Securities Limited ("FSL"), we earn commission revenues through equity and related brokerage activities.

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Long-Term Incentive Plan (“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 73% of our stock options awards granted. For the three and nine months ended September 30, 2014, we recorded stock compensation expense related to stock options granted of $2.8 million and $7.9 million, of which $2.2 million and $6.4 million, respectively, related to stock options granted at the time of our IPO. For the three and nine months ended September 30, 2013, we recorded stock compensation expense related to stock options granted of $2.6 million and $7.6 million, respectively, of which $2.1 million and $6.2 million, respectively, related to stock options granted at the time of our IPO. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. We did not incur any expense for Other Equity Awards for the three and nine months ended September 30, 2014 and 2013.

The Lucid acquisition resulted in $9.4 million of deferred compensation. Through September 30, 2014, we recognized $7.1 million of this deferred compensation, of which we recognized as compensation expense $0.8 million and $2.3 million in the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, we recognized $0.8 million and $2.3 million, respectively, as compensation expense.

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

Income Taxes - Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings’ income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in our condensed consolidated statements of operations.

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

Other

Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC  — FXCM Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, FXCM Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. FXCM Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our condensed consolidated financial statements.

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

•
The portion of the 49.9% of earnings allocated among the non-controlling members not allocated based on services provided is reported as a component of Net income (loss) attributable to other non-controlling interests in our condensed consolidated statements of operations.

We also consolidate the financial results of other entities in which we have a controlling interest. The ownership interests of the non-controlling members is reported in net income (loss) attributable to other non-controlling interests in the condensed consolidated statements of operations.

Adjusted Non-GAAP Measures - We utilize and report financial measures that exclude certain income and expenses not in the ordinary course of business, certain items relating to the IPO of FXCM Inc. and also reflect the exchange of all units of FXCM Holdings, LLC for shares of Class A common stock of FXCM Inc. We manage our business using these measures and believe that these Non-GAAP measures, when presented in conjunction with comparable generally accepted accounting principles in the United States of America ("U.S. GAAP") measures, are useful to investors to compare our results across different periods and facilitate an understanding of our operating results. Income and expense items not in the ordinary course of our business are noted throughout our Management's Discussion and Analysis. Further, the differences between Adjusted Non-GAAP measures and U.S. GAAP results and reconciliations of Adjusted Non-GAAP Measures with our results presented in accordance with U.S. GAAP are detailed in the Non-GAAP Financial Measures section of our Management's Discussion and Analysis.

Segment Information

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 20 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

V3 Acquisition

On January 21, 2014 (the "V3 Acquisition Date"), the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $31.6 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company (see Note 3 to the condensed consolidated financial statements). The Company holds a controlling 50.1% interest in V3.

The acquisition was accounted for in accordance with ASC 805. The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the V3 Acquisition Date. Full goodwill of $19.4 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.8 million, and was determined by the fair value of the consideration. Goodwill was allocated at the reporting unit level in the Institutional segment based on an analysis of the fair value of assets acquired. V3 is included in the Institutional segment for purposes of segment reporting (see Note 20 to the unaudited condensed consolidated financial statements).

Faros Acquisition

On September 20, 2013 (the “Faros Acquisition Date”), we acquired a 50.1% controlling interest in Faros. Faros provides foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands our presence and capabilities in the institutional marketplace. As consideration, we provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the sale purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The $3.7 million decrease in the estimated fair value of the Follow-on Payment was recorded in Other income in the condensed consolidated statements of operations. The Company reassessed the Follow-on Payment liability at September 30, 2014 and determined that a fair value of zero was still appropriate. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros EBITDA estimate. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of FXCM Inc.'s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the FXCM Inc.'s Class A common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $23.0 million was recorded as the fair value of estimated consideration over the estimated fair value of the net assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over the term of the restriction in compensation and benefits in the condensed consolidated statements of operations. As a result of the reduction of the Follow-on Payment, the Company did not record deferred compensation associated with the liquidity restriction for the nine months ended September 30, 2014.

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Revenues
Retail trading revenue	$87,826	$86,974	$244,222	$282,296
Institutional trading revenue	24,417	22,856	72,354	82,204
Trading revenue	112,243	109,830	316,576	364,500
Interest income	637	537	1,893	1,886
Brokerage interest expense	(199)	(63)	(459)	(187)
Net interest revenue	438	474	1,434	1,699
Other income	3,466	2,944	11,072	10,046
Total net revenues	116,147	113,248	329,082	376,245
Operating Expenses
Compensation and benefits	27,572	28,809	86,283	78,929
Allocation of net income to Lucid members for services provided	1,483	2,996	6,771	18,000
Total compensation and benefits	29,055	31,805	93,054	96,929
Referring broker fees	20,998	20,709	56,615	64,481
Advertising and marketing	5,071	6,305	18,652	19,813
Communication and technology	13,434	10,111	37,684	28,231
Trading costs, prime brokerage and clearing fees	8,021	6,809	24,257	23,708
General and administrative	17,219	27,949	48,898	53,843
Depreciation and amortization	15,041	12,849	40,793	37,304
Total operating expenses	108,839	116,537	319,953	324,309
Total operating income (loss)	7,308	(3,289)	9,129	51,936
Loss on equity method investments, net	376	183	910	728
Interest on borrowings	3,028	2,869	9,121	4,976
Income (loss) before income taxes	3,904	(6,341)	(902)	46,232
Income tax provision	1,144	2,444	1,648	16,793
Net income (loss)	2,760	(8,785)	(2,550)	29,439
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	1,538	(3,133)	1,756	21,190
Net loss attributable to other non-controlling interests	(1,170)	(530)	(5,697)	(3,613)
Net income (loss) attributable to FXCM Inc.	$2,392	$(5,122)	$1,391	$11,862

Other Selected Operating and Financial Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Customer equity (in millions)	$1,332	$1,264	$1,332	$1,264
Tradable accounts	212,019	188,988	212,019	188,988
Active accounts	184,003	182,146	184,003	182,146
Daily average trades - retail customers	406,190	417,845	389,478	457,620
Daily average trades per active account	2.2	2.3	2.1	2.5
Total retail trading volume(1) (billions)	$977	$980	$2,683	$3,173
Retail trading revenue per million traded(1)	$90	$89	$91	$89
Average retail customer trading volume per day(1) (billions)	$14.8	$14.8	$13.8	$16.4
Daily average trades - institutional customers	40,145	46,563	42,710	32,884
Institutional trading volumes (1) (billions)	$881	$576	$2,023	$1,507
Average institutional customer trading volume per day (1) (billions)	$13.4	$8.7	$10.4	$7.8
Trading days	66	66	194	194

(1)	Volume that an FXCM customer traded in period translated into US dollars.

Three months ended September 30, 2014

Highlights

Total retail trading volumes decreased $3.0 billion or 0.3% to $977.0 billion for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease primarily stems from lower trading volumes in July 2014 compared to July 2013 mostly offset by higher volumes in September 2014 when compared to September 2013. Total active retail customer accounts at September 30, 2014 were 184,003, an increase of 1% from September 30, 2013. Total institutional trading volumes increased $305.0 billion or 53.0% to $881.0 billion for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is primarily driven by an increase in volumes traded on the FastMatch platform.

•	Total trading revenues increased $2.4 million or 2% to $112.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	Net income increased $7.5 million to a net income of $2.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	During the quarter, we acquired 13,000 active retail accounts with approximately $54.4 million in client equity from IBFX.

Revenues

Retail trading revenue increased by $0.9 million or 1% to $87.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Revenue from retail FX trading was up $0.4 million and CFD revenue was up $0.5 million. Revenue from retail FX trading for the three months ended September 30, 2014 was impacted by an increase in volatility particularly in September 2014 offset by a decline in revenue from order flow. Beginning in August 2014, we no longer receive payments for order flow.

Institutional trading revenue increased $1.6 million or 7% to $24.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net increase of $1.6 million is primarily due to V3 revenue of $5.4 million and an increase of $2.7 million from institutional business trading on the FastMatch platform, partially offset by a decrease in Lucid revenues of $6.5 million. The decline in Lucid revenues is attributable to the decrease in currency volatility for the three months ended September 30, 2014 versus the three months ended September 30, 2013 and less attractive order flow.

Net interest revenue of $0.4 million for the three months ended September 30, 2014 was consistent with net interest revenue for the three months ended September 30, 2013 as low yields continue to impact this revenue stream.

Other income of $3.5 million for the three months ended September 30, 2014 primarily consists of $1.3 million of account dormancy and ancillary fees, $1.2 million related to FSL's brokerage activities and a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate. Other income of $2.9 million for the three months ended September 30, 2013 primarily consists of $0.9 million of account dormancy and ancillary fees and $1.4 million related to FSL's brokerage activities.

Operating Expenses

Total compensation and employee benefits decreased $2.8 million or 9% to $29.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a decrease of $1.5 million in Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and will vary based on Lucid's earnings and the allocation of earnings among non-controlling members. Excluding this expense, compensation and benefits decreased $1.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease primarily reflects a charge of $3.5 million in connection with the termination of an employee contract recorded in the three months ended September 30, 2013 and lower variable compensation of $0.5 million, partially offset by compensation costs of $1.7 million attributable to V3 and Faros and increased salaries and benefits of $1.1 million due to higher headcount.

Referring broker fees increased $0.3 million or 1% to $21.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in referring broker fees is correlated to an increase in indirect volumes of 11.3% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in indirect volumes of 11.3% is attributable to the pick-up in trading volumes in September 2014.

Advertising and marketing expense decreased $1.2 million or 20% to $5.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Advertising and marketing spend was reduced in the three months ended September 30, 2014, particularly in July and August given depressed currency volatility.

Communication and technology expense increased $3.3 million or 33% to $13.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net increase is primarily attributable to $2.2 million of higher platform costs for FastMatch and $1.8 million of V3 communication and technology costs, partially offset by $0.6 million lower third party platform usage costs and $0.3 million lower licensing and maintenance costs.

    Trading costs, prime brokerage and clearing fees increased $1.2 million or 18% to $8.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net increase of $1.2 million is primarily attributable to $0.7 million of trading costs for V3 and $0.8 million of higher prime broker fees primarily related to FastMatch, partially offset by $0.3 million of lower trading fees for Lucid due to lower trading activity.

General and administrative expense decreased $10.7 million or 38% to $17.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The $10.7 million decrease is primarily attributable to a charge of $15.0 million recorded in the three months ended September 30, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010 and lower accounting and professional fees of $1.2 million. These decreases were partially offset by (i) a charge of $2.3 million related to a put option payment for Online Courses (see Note 15 to the condensed consolidated financial statements); (ii) an accrual of $0.7 million for additional restitution related to trade execution practices prior to August 2010; (iii) $0.3 million related to regulatory and customer settlements; (iv) higher occupancy charges of $0.6 million; (v) $0.4 million of higher UK regulatory fees; (vi) $0.4 million of higher bank processing fees and (vii) $0.4 million of higher local taxes.

Depreciation and amortization expense increased $2.2 million or 17% to $15.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The $2.2 million increase is primarily attributable to a $1.1 million impairment charge to write down the value of an electronic FX option trading platform, an increase in amortization expense of $0.9 million related to capitalized software and $0.6 million related to intangibles. The increase in intangible amortization expense relates to intangibles acquired in the V3 and Faros acquisitions and current year customer account acquisitions partially offset by lower amortization from fully amortized assets.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended
	September 30, 2014	September 30, 2013

	(In thousands)
Contractual interest expense
Credit Agreement	$206	$—
Lucid Promissory Notes	42	160
Convertible Notes(1)	970	970
Amortization of Debt Discount
Convertible Notes(1)	1,335	1,254
Amortization of Debt Issuance Costs
Credit Agreement	173	140
Convertible Notes(1)	302	345
Total interest expense	$3,028	$2,869
_____________

(1) See “Liquidity and Capital Resources” for more information.

During the three months ended September 30, 2014 and 2013, our average borrowings under the Credit Agreement were $27.7 million and nil, respectively, and the weighted average interest rates were 2.90% and nil, respectively. During the three months ended September 30, 2014 and 2013, the average Lucid Promissory Notes outstanding were $7.5 million and $15.3 million, respectively.

Income Taxes

	Three Months Ended
	September 30, 2014	September 30, 2013

	(In thousands, except percentages)
Income (loss) before income taxes	$3,904	$(6,341)
Income tax provision	$1,144	$2,444
Effective tax rate	29.3%	(38.5)%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings' income is not subject to U.S. federal and most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss), attributable to non-controlling interest in FXCM Holdings, LLC.

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

Our income tax provision decreased $1.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company elected to treat UK LTD as a controlled foreign corporation. As a result, the earnings of UK LTD are taxed at the UK tax rate of 21.5%, instead of the US rate of 34%. Additionally, the valuation allowance for foreign tax credit carryforwards is decreased because it no longer includes the impact of UK LTD’s income taxes. During the quarter, as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the respective periods but the amount of required valuation allowance in the current year was less. Tax provision for the three months ended September 30, 2014 also includes a favorable adjustment for the 2013 federal research and development tax credit compared to an unfavorable adjustment in the prior year. The increase in the effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is principally due to unfavorable tax adjustments applied to the prior year tax loss resulting in a decrease in the effective tax rate of benefit for that period compared to current year unfavorable tax adjustments that increase the effective tax rate.

Nine months ended September 30, 2014

Highlights

Total retail trading volumes decreased $490.0 billion or 15.4% to $2,683.0 billion for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease primarily stems from lower currency volatility. Total active retail customer accounts at September 30, 2014 were 184,003, an increase of 1% from September 30, 2013.

•	Total trading revenues decreased $47.9 million or 13.1% to $316.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

•
Net income decreased $10.5 million to a net income of $1.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as the decline in trading volume impacted net income in both our retail and institutional segments.

•
In May 2014 we acquired 6,172 active accounts with $23.4 million in client equity from FXDirectDealer LLC ("FXDD") and in September 2014 we acquired 13,000 active retail accounts with approximately $54.4 million in client equity from IBFX.

Revenues

Retail trading revenue decreased by $38.1 million or 13.5% to $244.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to 15.4% lower retail trading volumes. Revenue from retail FX trading was down $34.5 million and CFD revenue was down $3.6 million. Revenue from retail FX trading for the nine months ended September 30, 2014 was negatively impacted by historically muted currency volatility whereas revenue for the nine months ended September 30, 2013 benefited from a higher level of currency volatility.

Institutional trading revenue decreased $9.9 million or 12.0% to $72.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net decrease of $9.9 million is primarily due to a decrease of $27.8 million in Lucid revenues, partially offset by V3 revenue of $14.2 million and an increase in revenues from our other institutional business of $3.7 million, largely related to increased trading on the FastMatch platform. The decline in Lucid revenues is attributable to the decrease in currency volatility and less attractive order flow for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013.

Net interest revenue decreased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as low yields continue to impact this revenue stream.

Other income of $11.1 million for the nine months ended September 30, 2014 primarily consists of the $3.7 million reduction in the Faros Follow-on Payment, $2.1 million of account dormancy and ancillary fees, $4.2 million related to FSL's brokerage activities and a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate. Other income of $10.0 million for the nine months ended September 30, 2013 primarily consists of $5.6 million related to FSL's brokerage activities, $2.9 million of account dormancy and ancillary fees and a bad debt recovery of $0.8 million.

Operating Expenses

Total compensation and employee benefits decreased $3.9 million or 4.0% to $93.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a decrease of $11.2 million in Compensation expense - Allocation of net income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and will vary based on Lucid's earnings and the allocation of earnings among non-controlling members. Excluding these expenses, compensation and benefits increased $7.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of the $7.4 million increase, $5.4 million is attributable to V3 and Faros. The remaining increase is primarily attributable to an increase in salaries and benefits of $5.4 million due to higher headcount, partially offset by a charge of $3.5 million in connection with the termination of an employee contract recorded in the three months ended September 30, 2013.

Referring broker fees decreased $7.9 million or 12.2% to $56.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in referring broker fees is correlated to the decrease in indirect volumes of 10% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in indirect volumes is attributable to the decline in currency volatility.

Advertising and marketing expense decreased by $1.2 million or 5.9% to $18.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Advertising and marketing spend was curtailed as a result of the low volatility.

Communication and technology expense increased $9.5 million or 33.5% to $37.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily attributable to $6.5 million of V3 and Faros communication and technology costs, $4.4 million higher platform costs for FastMatch, $0.3 million of higher data center charges and $0.3 million higher market data fees, partially offset by $1.3 million of lower third party platform usage costs, $0.6 million lower licensing and maintenance costs and lower technology costs for FXCMJ of $0.4 million.

Trading costs, prime brokerage and clearing fees increased $0.5 million or 2.3% to $24.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net increase of $0.5 million is primarily attributable to $2.6 million of additional expense attributable to V3 and $1.8 million of higher prime broker fees primarily related to FastMatch and FXCM Pro, partially offset by $3.9 million of lower trading fees for Lucid due to lower trading activity.

General and administrative expense decreased $4.9 million or 9.2% to $48.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The $4.9 million decrease is primarily attributable to a charge of $15.0 million recorded in the nine months ended September 30, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010 and lower accounting and professional fees of $3.2 million. These decreases were offset by (i) an accrual of $2.5 million for additional restitution related to trade execution practices prior to August 2010; (ii) $2.2 million of general and administrative expense and acquisition related costs for V3; (iii) charges of $3.6 million related to put option payments for Online Courses (see Note 15 to the condensed consolidated financial statements); (iv) $1.6 million of regulatory fines and customer settlements; (v) $1.5 million of higher legal costs; (vi) $1.0 million of higher local taxes and (vii) $1.0 million of higher occupancy expenses.

Depreciation and amortization expense increased $3.5 million or 9.4% to $40.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The $3.5 million increase is primarily attributable to an increase in amortization expense of $2.4 million related to capitalized software, a $1.1 million impairment charge to write down the value of an electronic FX option trading platform, $2.3 million related to intangible amortization expense relates to intangibles acquired in the V3 and Faros acquisitions and current year customer account acquisitions, partially offset by lower amortization of $1.3 million from fully amortized assets.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Nine Months Ended
	September 30, 2014	September 30, 2013

	(In thousands)
Contractual interest expense
Credit Agreement	$749	$869
Lucid Promissory Notes	148	376
Convertible Notes(1)	2,911	1,272
Amortization of Debt Discount
Convertible Notes(1)	3,932	1,644
Amortization of Debt Issuance Costs
Credit Agreement	474	419
Convertible Notes(1)	907	396
Total interest expense	$9,121	$4,976
_____________

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

During the nine months ended September 30, 2014 and 2013, our average borrowings under the Credit Agreement were $37.5 million and $46.7 million, respectively, and the weighted average interest rates were 2.68% and 2.44%, respectively. During the nine months ended September 30, 2014 and 2013, the average Lucid Promissory Notes outstanding were $8.8 million and $19.6 million, respectively.

Income Taxes

	Nine Months Ended
	September 30, 2014	September 30, 2013

	(In thousands, except percentages)
Income (loss) before income taxes	$(902)	$46,232
Income tax provision	$1,648	$16,793
Effective tax rate	(182.7)%	36.3%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings' income is not subject to U.S. federal and most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

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

Our income tax provision decreased $15.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due principally to the decrease in taxable income. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is principally due to unfavorable tax adjustments applied to the current year tax loss benefit related to the non-deductibility of losses from certain partnerships that are allocated to other members, non-deductible penalties and jurisdictional tax rate differences. Also during the period, as in prior years, the Company established a valuation allowance on the Company’s deferred tax asset associated with the foreign tax credit carryforwards generated during the period.  During the nine months ended September 30, 2014, the Company elected to treat UK LTD as a controlled foreign corporation. As a result, the earnings of UK LTD are taxed at the UK tax rate of 21.5%, instead of the US rate of 34%. Additionally, the valuation allowance for foreign tax credit carryforwards is decreased because it no longer includes the impact of UK LTD’s income taxes.

Segment Results

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to approximately 184,003 active retail customers globally as of September 30, 2014.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
Revenues	$91,861	$90,392	$252,866	$294,041
Operating and other expenses	52,284	56,900	156,122	166,332
Income before income taxes	$39,577	$33,492	$96,744	$127,709

Three months ended September 30, 2014

Revenues from our Retail Trading segment increased $1.5 million or 2% to $91.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The $1.5 million increase is primarily due to $0.9 million higher retail trading revenue. Revenue from retail FX trading was up $0.4 million and CFD revenue was up by $0.5 million. Other income was higher by $0.2 million primarily due to $0.4 million of higher dormancy and ancillary fees, partially offset by $0.2 million related to lower income from FSL’s brokerage activities. Revenue from retail FX trading for the three months ended September 30, 2014 was impacted by an increase in volatility, particularly in September 2014, offset by a decline in revenue from order flow. Beginning in August 2014, we no longer receive payments for order flow.

Operating and other expenses decreased $4.6 million or 8% to $52.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net decrease is primarily attributable to a charge of $3.5 million in connection with the termination of an employee contract recorded in the three months ended September 30, 2013, lower compensation costs of $1.1 million for the three months ended September 30, 2014 and lower advertising costs of $1.2 million due to reduced spend related to the lower volatility, partially offset by higher depreciation and amortization of $0.6 million related to capitalized software and amortization of intangibles related to current year account acquisitions, $0.4 million increase due to higher UK regulatory fees, $0.4 million of higher bank processing fees and $0.2 million of interest on borrowings under the credit facility.

Nine months ended September 30, 2014

Revenues from our Retail Trading segment decreased $41.2 million or 14% to $252.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The $41.2 million decrease is primarily due to $38.1 million lower retail FX trading revenue due to 15.4% lower retail trading volumes. Revenue from retail FX trading was down $34.5 million and CFD revenue was down by $3.6 million. Revenue from retail FX trading for the nine months ended September 30, 2014 was impacted by historically muted currency volatility. Other income was lower by $3.1 million primarily due to $0.8 million lower revenue from dormancy and ancillary fees, $1.3 million lower revenue from FSL's brokerage activities and a bad debt recovery of $0.8 million in the nine months ended September 30, 2013.

Operating and other expenses decreased $10.2 million or 6% to $156.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net decrease is primarily attributable to lower referring broker fees of $7.7 million related to lower indirect trading volume, a charge of $3.5 million in connection with the termination of an employee contract recorded in the three months ended September 30, 2013 and lower advertising costs of $1.2 million due to reduced spend related to the lower volatility. The decreases are partially offset by an increase of $1.3 million in compensation and employee benefits which is primarily attributable to higher headcount, employee benefits and variable compensation expense and $1.1 million in higher amortization expense primarily related to capitalized software and amortization of intangibles related to current year account acquisitions.

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

Revenues, operating and other expenses and (loss) income before income taxes of the Institutional Trading segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
Revenues	$23,926	$22,856	$75,856	$82,204
Operating and other expenses	27,859	20,721	81,049	73,636
Loss on equity method investments, net	239	244	606	689
(Loss) income before income taxes	$(4,172)	$1,891	$(5,799)	$7,879

Three months ended September 30, 2014

Revenues for our Institutional Trading segment increased $1.1 million or 4.7% to $23.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net increase of $1.1 million is primarily due to V3 revenue of $5.4 million and an increase of $2.7 million from institutional business trading on the FastMatch platform, partially offset by a decrease in Lucid revenues of $6.5 million. The decline in Lucid revenues is attributable to the decrease in currency volatility for the three months ended September 30, 2014 versus the three months ended September 30, 2013 and less attractive order flow.

Operating and other expenses increased $7.1 million to $27.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is primarily due to V3 and Faros operating expenses of $4.9 million, $2.2 million higher platform costs for FastMatch, higher prime broker fees of $0.7 million, a $1.1 million impairment charge to write down the value of an electronic FX option trading platform and an increase of $0.4 million in depreciation and amortization, largely attributable to amortization of intangibles from the Faros and V3 acquisitions. These increases were partially offset by a decrease in Lucid operating expenses of $1.8 million, including $1.5 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and lower trading costs of $0.3 million due to the lower trading revenue and lower platform costs of $0.3 million for FXCM Pro.
.

The Institutional Trading segment includes equity investment losses of $0.2 million related to our share of FastMatch's earnings.

Nine months ended September 30, 2014

Revenues for our Institutional Trading segment decreased by $6.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net decrease of $6.3 million is primarily due to a decrease of $27.8 million in Lucid's revenue due to the lower currency volatility, partially offset by revenue from V3 of $14.2 million, increased revenue from our other institutional business of $3.7 million, largely due to increased trading on the FastMatch platform and a $3.7 million reduction in the Faros Follow-on Payment recorded in Other income.

Operating and other expenses increased $7.4 million to $81.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily due to V3 and Faros operating expenses of $16.6 million, $4.4 million higher platform costs for FastMatch, higher prime broker fees of $1.4 million, a $1.1 million impairment charge to write down the value of an electronic FX option trading platform and an increase of $1.3 million in depreciation and amortization, largely attributable to amortization of intangibles for the Faros and V3 acquisitions. These increases are partially offset by a decrease in Lucid operating expenses of $15.5 million including $11.2 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and lower trading costs of $3.9 million due to the lower trading revenue, lower variable compensation for FXCM Pro of $1.1 million and lower platform costs of $1.0 million for FXCM Pro.

The Institutional Trading segment includes equity investment losses of $0.6 million related to our share of FastMatch's earnings.

Corporate

Loss before income taxes of the Corporate segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(In thousands)
Revenues	$360	$—	$360	$—
Operating and other expenses	31,724	41,785	91,903	89,317
Loss (gain) on equity method investments, net	137	(61)	304	39
Loss before income taxes	$(31,501)	$(41,724)	$(91,847)	$(89,356)

Three months ended September 30, 2014

Loss before income taxes decreased $10.2 million or 25% to $31.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in operating and other expenses of $10.1 million is primarily attributable to a charge of $15.0 million recorded in the three months ended September 30, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010, lower communication and technology costs of $0.5 million and lower accounting and professional fees of $1.2 million. These decreases were partially offset by (i) a charge of $2.3 million related to a put options payment for Online Courses (see Note 15 to the condensed consolidated financial statements); (ii) increased compensation and benefits of $1.6 million due to higher headcount; (iii) an accrual of $0.7 million for additional restitution related to trade execution practices prior to August 2010; (iv) higher occupancy costs of $0.5 million; (v) higher local taxes of $0.4 million and (vi) $0.2 million of net expense related to regulatory and customer settlements.

Revenue for the three months ended September 30, 2014 includes a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.

Nine months ended September 30, 2014

Loss before income taxes increased $2.5 million or 3% to $91.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in operating and other expenses of $2.6 million is primarily attributable to (i) increased compensation and benefits of $5.0 million primarily due to higher headcount; (ii) interest on the Convertible Notes of $4.4 million; (iii) charges of $3.6 million related to put options payments for Online Courses (see Note 15 to the condensed consolidated financial statements); (iv) an accrual of $2.5 million for additional restitution related to trade execution practices prior to August 2010; (v) $1.6 million related to regulatory and customer settlements; (v) $1.5 million of higher legal costs; (vi) $1.0 million of higher local taxes and (vii) higher occupancy costs of $0.8 million, partially offset by a charge of $15.0 million recorded in the three months ended September 30, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010, lower accounting and professional fees of $3.0 million and lower communication and technology costs of $0.7 million.

Revenue for the nine months ended September 30, 2014 includes a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance, and plan to continue to finance, our operating liquidity and capital needs with funds generated from our operations. In addition, we may choose to rely on our Credit Agreement, subject to its terms, to assist us with managing our operating liquidity and capital needs. As of September 30, 2014, we had cash and cash equivalents of $326.7 million and remaining borrowing capacity under the Credit Agreement of $120.0 million, subject to the terms and conditions of the Credit Agreement. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which are often in excess of the minimum regulatory capital requirements. In addition, pursuant to covenants in the Credit Agreement, certain subsidiaries are required to maintain excess net capital amount of 125% of the minimum regulatory capital. These regulatory and Credit Agreement requirements may limit the funds available for the payment of dividends to us. In addition, while we currently do not intend nor foresee a need to repatriate funds deemed to be permanently reinvested in certain foreign subsidiaries, the election to do so in the future could increase our effective tax rate. At September 30, 2014, approximately 60.8% of our cash and cash equivalents were held in these respective foreign subsidiaries.

During the quarter ended September 30, 2014, FXCMJ established a $3.6 million, 0.025%, three months time deposit and a $5.5 million, 0.025%, one year time deposit with Sumitomo Mitsui Banking Corporation (“SMBC”). The time deposits secure a letter of guarantee issued by SMBC on behalf of FXCMJ and may be withdrawn under limited circumstances subject to the financial covenants of the letter of guarantee.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for the Company's regulated entities, as of September 30, 2014:

	As of September 30, 2014
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets L.L.C.	USA	$30.4	$52.2	$21.8
Forex Capital Markets Limited	U.K.	33.0	109.3	76.3
FXCM Asia Limited	Hong Kong	13.5	31.9	18.4
FXCM Australia, Ltd.	Australia	0.9	1.4	0.5
ODL Group Limited	U.K.	4.3	26.2	21.9
FXCM Securities Limited	U.K.	6.6	41.7	35.1
FXCM Japan Securities Co., Ltd.	Japan	5.2	35.7	30.5
Lucid Markets LLP	U.K.	2.7	16.6	13.9
Faros Trading LLC	USA	—	—	—

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

Cash Flow and Capital Expenditures

Periods Ended September 30, 2014 and 2013

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013

	(In thousands)
Cash (used in) provided by operating activities	$(8,667)	$140,779
Cash used in investing activities	(49,400)	(46,639)
Cash provided by financing activities	22,965	58,965
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,413)	(3,492)
Net (decrease) increase in cash and cash equivalents	(38,515)	149,613
Cash and cash equivalents – end of period	$326,730	$421,945

Operating Activities

Details of cash used in or provided by operating activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2014	2013
EBITDA(1)	$49,012	$88,512
Non-cash equity-based compensation	10,238	9,896
Net interest payments	(2,762)	(1,207)
Net income tax payments	(407)	(3,199)
All other, net, including net current assets and liabilities	(64,748)	46,776
Net cash (used in) provided by operating activities	$(8,667)	$140,779
____________

(1)(See Non-GAAP Financial Measures)

Cash provided by operating activities decreased $149.4 million to net cash used in operating activities of $8.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is primarily attributable to a decrease in EBITDA of $39.5 million, an increase in net due from brokers balances of $61.0 million, of which approximately $17.4 million is due to the funding of prime broker accounts for V3 and $43.6 million is due to the timing of settlements, an increase in restricted time deposits held by FXCMJ of $9.1 million and $16.6 million restitution and penalty payments related to trade execution practices of UK and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

Cash Flow Investing

	Nine Months Ended September 30,
	2014	2013
Capital expenditures	$(16,320)	$(16,792)
Acquisition, net of cash acquired	(21,791)	(26,812)
Payment for equity investments	—	(3,000)
Issuance of notes receivable	(1,500)	—
Purchase of intangible assets	(9,789)	(35)
Net cash used in investing activities	$(49,400)	$(46,639)

Cash used in investing activities of $49.4 million in the nine months ended September 30, 2014 consisted primarily of $19.5 million for the V3 acquisition, $16.3 million of capital expenditures, $9.8 million to FXDD and IBFX for the acquisition of customer accounts, and $2.3 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition.

Cash used in investing activities of $46.6 million in the nine months ended September 30, 2013 consisted of capital expenditures of $16.8 million, $22.9 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition, $3.9 million related to the Faros acquisition and a $3.0 million payment for our investment in Fastmatch.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

Cash Flow Financing

	Nine Months Ended September 30,
	2014	2013
Distributions - non-controlling members	$(4,281)	$(10,621)
Contributions from other non-controlling members	2,540	—
Dividend payments	(8,258)	(6,923)
Common stock repurchased	(644)	(16,312)
Proceeds from issuance of Convertible Notes, net of debt issuance costs	—	166,467
Purchase of note hedges relating to the Convertible Notes issuance	—	(29,101)
Proceeds from employee stock option exercises	3,608	21,877
Proceeds from sale of warrants relating to the Convertible Notes issuance	—	18,578
Net borrowings (payments) under the Credit Agreement	30,000	(85,000)
Net cash provided by (used in) financing activities	$22,965	$58,965

The $6.3 million decrease in distributions to non-controlling members during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is attributable to the decrease in net income and to the decrease in Holdings' non-controlling interest ownership. The $1.3 million increase in dividends paid to FXCM Inc.'s Class A common stockholders during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is attributable to the increase in the number of FXCM Inc.'s Class A common shares outstanding due to the non-controlling members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock and stock option exercises. During the nine months ended September 30, 2014, net borrowings under the Credit Agreement were $30.0 million. During the nine months ended September 30, 2013, we made net payments of $85.0 million towards outstanding Credit Agreement borrowings primarily using the proceeds from the Convertible Debt Offering.

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

As of September 30, 2014, Holdings has commitments from lenders for $150.0 million. As of September 30, 2014 and December 31, 2013, Holdings’ outstanding balance under the Credit Agreement was $30.0 million and nil, respectively.

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

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $0.4 million and $1.2 million, for the three and nine months ended September 30, 2014, respectively. Interest expense related to borrowing under the Credit Agreement, including the amortization of debt financing costs was $0.1 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

Pursuant to covenants in the Credit Agreement, Holdings’ is required to maintain: excess net capital amount of 125% of adjusted net capital required to be maintained as of the last day of any fiscal quarter for US and UK (see Note 12 to the unaudited condensed consolidated financial statements), Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Credit Agreement, of 4.00 to 1.00, 2.75 to 1.00 and 1.50 to 1.00, respectively, as of the last day of any fiscal quarter, Net Unhedged Exposure, as defined in the Credit Agreement, of less than 20% of total assets of Holdings and its subsidiaries, and Net Unhedged Non-FX Exposure, as defined in the Credit Agreement, of less than 10% of total assets of Holdings and its subsidiaries. At September 30, 2014, Holdings’ Consolidated Interest Coverage Ratio, Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio was 18 to 1.0, 2.49 to 1.00 and 0.44 to 1.00, respectively. In addition, the Credit Agreement contains certain customary covenants as well as certain customary events of default. As of September 30, 2014, Holdings was in compliance with all material covenants.

During the three and nine months ended September 30, 2014, the weighted average dollar amount of borrowings related to the Credit Agreement was $27.7 million and $37.5 million, respectively, and the weighted average interest rates were 2.90% and 2.68%, respectively. During the three and nine months ended September 30, 2013 the weighted average dollar amount of borrowings related to the Credit Agreement were nil and $46.7 million, respectively, and the weighted average interest rates were nil and 2.44%, respectively.

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

NON-GAAP FINANCIAL MEASURES

We use Non-GAAP financial measures to evaluate our operating performance, as well as the performance of individual employees. Management believes that the disclosed Non-GAAP measures when presented in conjunction with comparable U.S. GAAP measures are useful to investors to compare FXCM's results across several periods and facilitate an understanding of FXCM's operating results. These measures do not represent and should not be considered as a substitute for net income, net income attributable to FXCM Inc. or net income per Class A share or as a substitute for cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculations of these measures may not be comparable to similarly entitled measures reported by other companies.

Adjusted Non-GAAP results begin with information prepared in accordance with U.S. GAAP, adjusted to exclude certain items and reflects the conversion of all units of Holdings for shares of Class A common stock of FXCM Inc. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. The differences between Adjusted Non-GAAP and U.S. GAAP results are as follows:

1.
Assumed Exchange of Units of Holdings for FXCM Inc. Class A Shares. As a result of the exchange of Holdings units, the non-controlling interest related to these units is converted to controlling interest. The Company’s management believes that it is useful to provide the per-share effect associated with the assumed exchange of all Holdings units.

2.
Compensation Expense. Adjustments have been made to eliminate expense relating to stock based compensation relating to the Company’s IPO as well as costs associated with the acquisition of V3 Markets, LLC. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
Lucid Minority Interest/Compensation Expense. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of net income to Lucid members for services provided. Adjustments have been made to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net income (loss) attributable to other non-controlling interests”. The Company's management believes that this reclassification provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

4.
Acquisition Costs/Income. Adjustments have been made to eliminate certain acquisition related costs/income. Given the nature of these items, they are not viewed by management as expenses/income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

5.
Regulatory Costs. Adjustments have been made to eliminate certain costs (including client reimbursements) associated with ongoing discussions and settling certain regulatory matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Income Taxes. Prior to the IPO FXCM was organized as a series of limited liability companies and foreign corporations, and even following the IPO not all of the Company's income is subject to corporate-level taxes. As a result, adjustments have been made to assume that the Company has adopted a conventional corporate tax structure and is taxed as a C corporation in the U.S. at the prevailing corporate rates. This assumption is consistent with the assumption that all of Holdings units are exchanged for shares of FXCM Inc. Class A common stock, as discussed in Item 1 above, as the assumed exchange would change the tax structure of the Company. In addition, adjusted income tax provision reflects the tax effect of any Non-GAAP adjustments.

Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Financial Measures(1)
	Three Months Ended September 30,
	2014			2013
	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures
Net revenues(2)	$116,147	$(360)	$115,787	$113,248	$—	$113,248

Compensation and benefits(3)	$29,055	$(3,715)	$25,340	$31,805	$(8,611)	$23,194

General and administrative(4)	$17,219	$(3,116)	$14,103	$27,949	$(15,000)	$12,949

Depreciation and amortization(5)	$15,041	$(1,097)	$13,944	$12,849	$—	$12,849

Total operating income (loss)	$7,308	$7,568	$14,876	$(3,289)	$23,611	$20,322

Income (loss) before income taxes	$3,904	$7,568	$11,472	$(6,341)	$23,611	$17,270

Income tax provision(6)	$1,144	$1,567	$2,711	$2,444	$2,692	$5,136

Net income (loss)	$2,760	$6,001	$8,761	$(8,785)	$20,919	$12,134

Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC(7)	$1,538	$(1,538)	$—	$(3,133)	$3,133	$—

Net (loss) income attributable to other non-controlling interests(8)	$(1,170)	$1,483	$313	$(530)	$2,996	$2,466

Net income (loss) attributable to FXCM Inc.	$2,392	$6,056	$8,448	$(5,122)	$14,790	$9,668

Diluted weighted average shares outstanding as reported and Non-GAAP fully exchanged, fully diluted weighted average shares outstanding(9)	43,819		79,611	34,469		76,374

Diluted net income (loss) per share as reported and Non-GAAP adjusted net income per fully exchanged, fully diluted weighted average shares outstanding	$0.05	$0.06	$0.11	$(0.15)	$0.28	$0.13

Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Financial Measures(1)
	Nine Months Ended September 30,
	2014			2013
	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures
Net revenues(2)	$329,082	$(4,032)	$325,050	$376,245	$—	$376,245

Compensation and benefits(3)	$93,054	$(13,410)	$79,644	$96,929	$(27,736)	$69,193

Communication and technology(10)	$37,684	$(206)	$37,478	$28,231	$—	$28,231

General and administrative(4)	$48,898	$(7,860)	$41,038	$53,843	$(15,000)	$38,843

Depreciation and amortization(5)	$40,793	$(1,097)	$39,696	$37,304	$—	$37,304

Total operating income	$9,129	$18,541	$27,670	$51,936	$42,736	$94,672

(Loss) income before income taxes	$(902)	$18,541	$17,639	$46,232	$42,736	$88,968

Income tax provision(6)	$1,648	$2,516	$4,164	$16,793	$7,303	$24,096

Net (loss) income	$(2,550)	$16,025	$13,475	$29,439	$35,433	$64,872

Net income attributable to non-controlling interest in FXCM Holdings, LLC(7)	$1,756	$(1,756)	$—	$21,190	$(21,190)	$—

Net (loss) income attributable to other non-controlling interests(8)	$(5,697)	$7,061	$1,364	$(3,613)	$18,000	$14,387

Net income attributable to FXCM Inc.	$1,391	$10,720	$12,111	$11,862	$38,623	$50,485

Diluted weighted average shares outstanding as reported and Non-GAAP fully exchanged, fully diluted weighted average shares outstanding(9)	42,367		78,899	32,009		75,952

Diluted net income per share as reported and adjusted Non-GAAP net income per fully exchanged, fully diluted weighted average shares outstanding	$0.03	$0.12	$0.15	$0.37	$0.29	$0.66

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with U.S. GAAP.

(2) Represents the elimination of a $0.4 million benefit in the third quarter of 2014 attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate and the elimination of a $3.7 million benefit recorded in the first quarter of 2014 to reduce the contingent consideration related to the Faros acquisition.

(3) Represents the elimination of stock-based compensation associated with the IPO, expense of $3.5 million connected to the termination of an employment contract in the third quarter of 2013, the elimination of V3 acquisition costs in the first quarter of 2014 and the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests.

(4) Represents the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines in 2014 and 2013, the charge related to put option payments for Online Courses in 2014 ($1.3 million in the second quarter 2014 and $2.3 million in the third quarter 2014) and the elimination of V3 acquisition costs in the first quarter of 2014.

(5) Represents a $1.1 million impairment charge to write down the value of an electronic foreign exchange trading platform in the third quarter of 2014.
(6) Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 23.6% and 29.7% for the three months ended September 30, 2014 and 2013, respectively, and 23.6% and 27.1% for the nine months ended September 30, 2014 and 2013, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders Holdings units for shares of Class A common stock of the Company and reflects the tax effect of any Non-GAAP adjustments.

(7) Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings units for shares of Class A common stock of the Company.

(8) Represents the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests and the impact of other Non-GAAP adjustments impacting non-controlling interests.

(9) Assumed exchange of units of Holdings for FXCM Inc. Class A shares. As a result of the exchange of Holdings units, the non-controlling interest related to these units is converted to controlling interest.

(10) Represents the elimination of V3 acquisition costs in the first quarter of 2014.

The following table reconciles results on both a Non-GAAP basis as reconciled in the prior table, and U.S. GAAP as reported to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,

	(In thousands)
	Non-GAAP Measures		U.S. GAAP		Non-GAAP Measures		U.S. GAAP
	2014	2013	2014	2013	2014	2013	2014	2013
Net income (loss) attributable to FXCM Inc.	$8,448	$9,668	$2,392	$(5,122)	$12,111	$50,485	$1,391	$11,862
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	—	—	1,538	(3,133)	—	—	1,756	21,190
Net income (loss) attributable to other non-controlling interests	313	2,466	(1,170)	(530)	1,364	14,387	(5,697)	(3,613)
Income tax provision	2,711	5,136	1,144	2,444	4,164	24,096	1,648	16,793
Depreciation and amortization	13,944	12,849	15,041	12,849	39,696	37,304	40,793	37,304
Interest on borrowing	3,028	2,869	3,028	2,869	9,121	4,976	9,121	4,976
Adjusted EBITDA	$28,444	$32,988	$21,973	$9,377	$66,456	$131,248	$49,012	$88,512

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

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments at September 30, 2014:

	As of September 30, 2014
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$43,840	$1,629	$15,539	$6,803	$19,869
Credit Agreement(1)	33,155	356	32,799	—	—
Lucid Note Payable(2)	7,544	7,544	—	—	—
Convertible Notes	188,026	1,941	11,644	174,441	—
Tax Receivable Agreement	151,838	—	20,696	16,849	114,293
Vendor obligations	711	282	429	—	—
Total	$425,114	$11,752	$81,107	$198,093	$134,162
_____________________

(1)
Assumes there will be no other increases to the amount borrowed at September 30, 2014 and the outstanding balance will be paid upon expiration of the facility. Includes commitment fees using the rates in effect as of September 30, 2014.

(2)	Principal plus interest at the stated rate of 2.25%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statements of financial condition and statements of operations from local currencies primarily to U.S. dollars. We currently have limited exposure to currency risk from customer open positions as we utilize an agency model, simultaneously entering offsetting trades with both our customers and FX market makers. However, we do incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As of September 30, 2014, 1.03% of our net assets (assets less liabilities) were in British pounds, 0.70% in Euros, 10.72% in Japanese yen, and 3.31% in Hong Kong dollars, and 2.14% in all other currencies than the US dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.7 million in the case of British pounds, $0.4 million for Euros, $6.9 million for Japanese yen, and $2.1 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.
Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held at September 30, 2014 we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $8.3 million.

We also earn a spread on overnight positions financing (rollovers) and the interest differential our customers earn or pay depending on whether the currency that they purchased is a higher or lower yielding currency relative to the currency that they sold. Currently interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollover.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. Our Credit Agreement exposes us to risk due to the variable interest rate under the terms of the agreement. Based on the current outstanding balance and benchmark rate, if the rate were to increase or decrease by 10%, the impact to interest expense would be less than $0.1 million.

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet their obligations. We are exposed to credit risk from our retail and institutional customers as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. Exposure to credit risk from customers is therefore minimal. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. For the nine months ended September 30, 2014 and 2013, our credit exposure was $0.3 million and $1.5 million, respectively, as a result of customer accounts that had gone negative.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2014, our exposure to our three largest institutional counterparties, all major global banking institutions, was 33.5% of total assets and the single largest within the group was 14.8% of total assets. As of December 31, 2013, our exposure to our three largest institutional counterparties, all major global banking institution, was 33.0% of total assets and the single largest within the group was 13.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. Generally, we incur market risk as a result of trading in our retail business, Lucid and V3. As we predominantly operate our retail business on an agency model with the exception of certain trades of our CFD customers we are not exposed to the market risk of a position moving up or down in value. As of September 30, 2014, our net unhedged exposure to CFD customer positions was 4.4% of total assets. A 10% change in the value of our unhedged CFD positions as of September 30, 2014 would result in a $10.6 million decrease in pre-tax income.

Lucid exposes us to market risk in the institutional foreign exchange market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended September 30, 2014 was $21.2 million and the maximum intra-day gross position was $77.4 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in a $7.7 million decrease in consolidated pre-tax income.

V3's market making and trading activities expose us to market risk. Market risks include price risk, volatility risk, liquidity risk and interest rate risk. Further risks may result from unexpected market reactions to economic data. V3 monitors these risks through risk limits, continuously monitoring positions and hedging strategies. V3’s practices are designed to limit risk exposure assumed to approximately $1.5 million.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2014, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 13.7% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2014, we had $92.3 million in regulatory capital requirements at our regulated subsidiaries and $288.8 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On January 21, 2014, the Company, through a new entity, V3, completed its acquisition of certain assets of Infinium. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2014, and believes that the internal controls and procedures of the acquisition have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude V3 from its December 31, 2014 assessment of and report on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of V3 into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2015. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013, nor have there been any legal proceedings during the three months ended September 30, 2014.

In January 2014, the equity Receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White (“White”), and related entities RFF GP, LLC (“RFF”), KGM Capital Management, LLC (“KGM”)(collectively “Fund”), filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” and, (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and, (iii) for its negligence. The Receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with the Fund. It also filed an Answer with multiple affirmative defenses. The Trial Court heard argument on US’s motions to dismiss and entered an order denying them without findings of fact or conclusions of law.  On March 18, 2014, US filed a Notice of Appeal of the Trial Court's denial of its motion to compel arbitration.  On April 16, 2014, US filed a Petition for a Writ of Mandamus Petition to appeal the denial of its motion to dismiss based on the forum selection clause and filed a brief on its appeal seeking to enforce its motion to compel arbitration. Both the Petition and Appeal are pending.

In February 2014, UK and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million, together with any unclaimed restitution. As of September 30, 2014, the Company accrued $2.5 million in additional restitution.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the National Futures Association (“NFA”) relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. The CFTC is also investigating this matter.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $4.7 million as of September 30, 2014.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 17, 2014. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have recently adopted a new pricing model and now require greater account minimums to trade with us. As a result, we may suffer declines in our revenue.

We recently introduced a new retail FX pricing model in certain geographic markets intended to reduce client trading costs, provide more competitive pricing and increase transparency of commissions. In these markets, our platform will deliver to clients the direct price quote offered by our FX market makers, with a separate commission generally below what we previously charged as a mark-up to the price quote. Additionally, we have raised account minimums in certain geographic markets. While we believe the new retail FX pricing model and raising account minimums will benefit FXCM in the long term, in these markets, we may suffer declines in our revenue. As a result, these initiatives may have a material adverse effect on our business, financial condition and results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended September 30, 2014.

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). On November 5, 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. As of September 30, 2014, we have repurchased 5.0 million shares for $62.6 million under these authorizations. The Company is not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

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

Exhibit Number	Description of Exhibit
10.1*	Seventh Amendment to Credit Agreement, dated August 7, 2014 by and among FXCM Holdings, LLC, Bank of America, N.A., as Administrative Agent and lender who are parties thereto.
10.2*	Form of Restricted Stock Unit Award Agreement.
31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.NS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.
Date: November 7, 2014	By	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2014	By	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)