Form 10-K
period 2014-12-31
FXCM Inc.
filed 2015-03-16
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $677,214,689.

As of March 12, 2015, there were 50,701,418 outstanding shares of the registrant’s Class A Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

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

FXCM Inc. is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is an equity interest in FXCM Holdings, LLC, of which FXCM Inc. is the sole managing member. Unless the context suggests otherwise, specifically, where “Holdings” refers to FXCM Holdings, LLC and the “Corporation” refers to FXCM Inc., references in this report to “FXCM,” the “Company,” “we,” “us” and “our” refer to FXCM Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange (“FX”) trading and related services to nearly 200,000 active retail customers globally. We offer our customers access to over-the-counter (“OTC”) FX markets and have developed a proprietary technology platform that we believe provides our customers with an efficient and cost-effective way to trade FX. In an FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” Our platform seeks to present our FX customers with the best price quotations on up to 59 currency pairs from up to 73 global banks, financial institutions and market makers (“FX market makers”).

We primarily offer our customers what is referred to as an agency model to execute their trades. Our agency model is fundamental to our core business philosophy because we believe that it aligns our interests with those of our customers and reduces our risks. In the agency model, when our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Generally, we earn trading fees through commissions or by adding a markup to the price provided by the FX market makers. In certain geographic locations, we provide our customers with the price provided by the FX market makers and display trading fees and commissions separately.

We also earn other forms of revenue such as fees earned from: referring brokers and white label arrangements with other financial institutions to provide platform, back office and trade execution services, trading in contract-for-differences (“CFDs”), trading in equities and equity options, FX market prices and other various ancillary FX related services and joint ventures.

We operate our business through two segments: retail trading and institutional trading. Our retail trading segment accounted for 76.6% of our total trading revenues in 2014. Our institutional trading segment accounted for 23.4% of our total trading revenues in 2014. Our institutional trading segment offers FX trading services to banks, hedge funds and other institutional customers on an agency model basis. In addition, we own a 50.1% controlling interest in each of Lucid Markets Trading Limited ("Lucid"), an electronic market-maker and trader in the institutional foreign exchange spot and futures market, and V3 Markets (“V3”), an electronic market-maker and trader of a diverse set of products. For financial information regarding our segments, see Note 28 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

Our operating subsidiaries are regulated in a number of jurisdictions, including the United States (“U.S.”), the United Kingdom (“U.K.”), where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions, Hong Kong, Australia and Japan. We maintain offices in these jurisdictions, among others. We offer our trading software in 18 languages, produce FX research and content in 8 languages and provide customer support in 19 languages. For the year ended December 31, 2014, approximately 87% of our retail customer trading volume was derived from customers residing outside the U.S. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

Events of January 15, 2015 and Subsequent Leucadia Financing

On January 15, 2015, our customers suffered significant losses and generated negative equity balances ("debit balances") owed to us of approximately $276.0 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 EUR per CHF. These debit balances resulted in a temporary breach of certain regulatory capital requirements.

On January 16, 2015, we entered into a credit agreement with Leucadia National Corporation (“Leucadia”), pursuant to which Leucadia provided us with a $300.0 million term loan, which permitted us to maintain compliance with regulatory capital requirements and to continue normal operations. The loan from Leucadia has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). The credit agreement requires monthly payments of the term loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The obligations under the loan are guaranteed by certain domestic subsidiaries of Holdings and secured by substantially all of the assets of Holdings and certain of its subsidiaries. The credit agreement also requires us to pay a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million becoming payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 is greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) has not been paid on or before such date.

The terms and conditions of the financing include provisions whereby we will pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including dividends and distributions, according to the schedule below:

•	Amounts due under Leucadia term loan, including fees (100% Leucadia, 0% FXCM)

•	Next $350 million (50% Leucadia, 50% FXCM)

•	Next amount equal to two times the balance outstanding on the term loan and fees as of April 16, 2015, such amount not to be less than $500 million or more than $680 million (90% Leucadia, 10% FXCM)

•	All aggregate amounts thereafter (60% Leucadia, 40% FXCM)

In connection with the transaction, we formed FXCM Newco, LLC (“Newco”) and contributed all of our equity interests in our subsidiaries to Newco. In addition, FXCM, Holdings and Newco have agreed that beginning in three years and thereafter, upon the request of Leucadia or its assignees, they will cause the sale of Holdings, Newco and/or their respective subsidiaries' assets or equity interests for cash at the highest reasonably available price. Upon the occurrence of such event, Newco will pay Leucadia and its assignees in accordance with the methodology described above.

As the Company announced on January 28, 2015, we have made the business decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. We notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the FXCM master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company is considering various legal options to collect these debit balances. In light of the numerous uncertainties associated with these collection options, we cannot provide any assurance that we will be successful in recovering any portion of the clients' debit balances.
As the events of January 15, 2015 occurred after year-end, these events do not affect our Consolidated Statement of Financial Position as of December 31, 2014 or our Consolidated Statement of Operations for the year then ended because the events do not relate to facts and circumstances that existed at December 31, 2014.

2015 Strategy

Our business strategy is centered on two core objectives: reducing debt incurred from the Leucadia financing and accelerating the growth of our core business.

Reducing Debt Incurred from Leucadia Financing

We intend to significantly reduce the debt incurred from the Leucadia financing described above through the following means:

•cash generated through operations;
•sales of non-core assets; and
•recoupment of certain debit balances sustained as a result of the events of January 15, 2015

Accelerate Growth of Core Business

We intend to accelerate the growth of our core business by:

•increase focus on retail FX and CFD growth with expanded promotion, distribution and new product introduction;
•offer CFDs on an agency model basis in certain jurisdictions; and
•offer single share CFDs in certain jurisdictions

Our Products and Services

In 2014, in an effort to reduce client trading costs, provide more competitive pricing and increase transparency of commissions, we introduced a new retail FX pricing model. Certain geographic markets, including our U.S., U.K. and Australia subsidiaries, now display prices from their liquidity providers on all currency pairs without a mark-up. The mark-ups previously included in the spread are now displayed separately as a commission. As part of this introduction, client trading costs were reduced when compared to previous typical spreads on a number of the top 14 currency pairs.

In 2014, we also raised new account minimums from $50 to $2,000 in certain geographic markets. Generally, we offer three types of accounts, each designed for a particular type of retail FX trader. Our standard account is designed for those new to FX trading and it enables traders to open accounts between $2,000 and $24,999. These accounts offer trading in small increments, providing 24/7 support and access to DailyFX resources. We also offer Active Trader accounts that are designed for experienced, high volume traders and generally require an opening deposit of $25,000 or trading volume of at least $10 million per month. Our Private Client Group is our highest level of support and service and generally requires an account deposit of at least $150,000 or trading volume of at least $50 million per month.

We also offer trading in a growing number of other financial instruments. While some customers may choose a retail FX broker based on the breadth of its products, we limit the products we offer to those that meet our risk, regulatory and technology criteria.

Spot FX Trading

We offer spot FX trading in over 59 currency pairs. Of these pairs, our most popular seven currency pairs represent over 77.9% of all trading volume, with the EUR/USD currency pair being the most popular, representing over 23.9% of our trading volume in 2014. We add new currency pairs to our list provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency.

Following the events of January 15, 2015, we have taken several remedial measures designed to strengthen and enhance our controls, including removing certain currency pairs from our platform that we believe carry significant risk due to over active manipulation by their respective governments either by a floor, ceiling, peg, or band. The currency pairs we removed from our platforms are not material to our volume or our revenue. Some of the currency pairs we removed include: USD/DKK (Danish Krone), EUR/DKK, CHF/NOK (Norwegian Krone), CHF/SEK (Swedish Krona), GBP/SEK, NOK/JPY (Japanese Yen), SEK/JPY, USD/SGD (Singapore Dollar), SGD/JPY, HKD (Hong Kong Dollar)/JPY, EUR/PLN (Polish Zloty), USD/PLN, EUR/CZK (Czech Koruna) and USD/CZK.

Contracts-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset, such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings currently include contracts for metals, fixed income, energy and stock indices, and for the year ended December 31, 2014, CFD trading constituted approximately 26% of total trading volume. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not offer CFDs in the U.S. CFD trading is offered through our Trading Station II and Meta Trader 4 ("MT4") products similar to our currency pairs. As most of our FX market makers cannot process agency model trades for CFDs, except for certain metals, these products are not currently offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically. However, we use futures contracts to hedge CFD positions on a net basis.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2014 spread betting constituted approximately 1.49% of total trading volume.

Equities and Equity Options

We offer our customers equity and equity option trading through FXCM Securities Limited (“FSL”). FSL offers customers outside of the U.S. the ability to trade equities and options on U.K., continental Europe and U.S. markets. They are offered using an FSL platform that integrates proprietary as well as third party software that connects to third party data providers, clearing firms and other market participants.

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

Trading Station is our proprietary flagship technology platform. Trading Station combines power and functionality and is accessible through a user-friendly interface. Trading Station is designed to serve the needs of our retail FX customers, but also offers advanced functionalities often used by professional money managers and our institutional customers. Trading Station is a Windows-based platform with a wide variety of customization options for users to choose from, including a choice of 17 languages. The platform provides an advanced chart offering called Marketscope which offers a wide array of customization features, technical analysis indicators, signal and alert functionality, as well as the ability to place trades directly from the chart. We grant many of our white labels a limited, non-exclusive, nontransferable, cost-free license to use Trading Station to facilitate trading volume and increase trading fees and commissions.

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

FXCM Pro is our institutional level FX offering that permits banks, hedge funds, professional money managers and similar entities to trade anonymously on our Electronic Communication Network (ECN). FXCM Pro adds value by connecting institutional customers to our top tier FX market makers to gain access to preferred pricing. Customers using FXCM Pro can both take and make prices on the platform. We earn revenue through markups on those prices and/or commissions charged to the customer. We are currently using the FXCM Pro ECN, which is our in-house platform, as well as the licensed FastMatch FX Technology. These platforms are designed to allow banks, hedge funds, professional money managers and similar entities to trade through FXCM Pro rather than third party platforms.

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

Mirror Trader Platform is a third party platform that we license, which allows customers to scan and review pre-programmed and pre-filtered trading systems and automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. Mirror Trader Platform is an ideal option for customers that follow general market trends but may not prefer to execute trades themselves. We offer the Mirror Trader Platform to FXCM’s entire client base.

Ninja Trader Platform (“Ninja Trader”) is an award-winning and leading trading software provider known for its high performance analytic and trade execution tools that maximize a trader’s efficiency in fast-moving markets. Ninja Trader also offers free, daily trading webinars, an interactive product training video library, and an active online forum. Ninja Trader also offers multiple simulation options.

We also offer mobile platforms for multiple mobile devices, including Blackberry® and the iPhone®/iPad®. These platforms include a majority of the functionality found on the Trading Station and allow customers to log in and trade anywhere in the world.

White Label and Referring Broker Opportunities

We offer financial institutions the ability to offer retail FX trading services to their customers using our technology, our sales and support staff and/or our access to liquidity under their own brand name through white label partnerships, in exchange for a revenue sharing arrangement with us. We also have a wide network of referring brokers, which are third parties that advertise and sell our services in exchange for performance-based compensation. These partnerships allow us to expand into new markets around the world.

We believe we have a well-established presence in Asia and in Europe through our white label partnerships. While white labels are not permitted to use our name in their advertising, certain white label partnerships are fully disclosed, including our partnership with E*Trade FFX, LLC.

Through our white label partners and referring brokers, we generated 43.2% of our retail trading volume for the year ended December 31, 2014. We intend to continue to build upon the success of our existing white label partnerships and referring broker networks and create new partnership opportunities around the world.

Sales and Marketing

Our sales and marketing strategy focuses on diverse customer acquisition channels to expand our customer base.

Direct Marketing Channel

Our direct marketing channel, through which we seek to attract new customers, is our most important marketing channel. In executing our direct marketing strategy, we use a mix of online, television and radio advertising, search engine marketing, email marketing, event marketing, including educational seminars, expos and strategic public and media relations, all of which are aimed at driving prospective customers to our web properties, DailyFX.com and FXCM.com. In those jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, however, we are generally restricted from utilizing our direct marketing channel. See “Business - Regulation.”

While our platform is available in 17 languages (English, French, Spanish, German, Russian, Korean, Turkish, Italian, Hebrew, Greek, Portuguese, Polish, Hungarian, Chinese (Traditional), Chinese (Simplified), Japanese, Arabic) and we have websites available in 17 languages (English, French, Spanish, German, Russian, Italian, Hebrew, Greek, Chinese (Traditional), Chinese (Simplified), Indonesian, Japanese, Tagalog, Malay, Thai, Vietnamese, Arabic), the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last two years, we have focused on expanding our global footprint by opening new international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and provide sales and support by native speakers. Currently, we maintain offices in the U.S., the U.K., France, Germany, Italy, Greece, Hong Kong, Japan and Australia. We also have affiliate offices located in Chile, Lebanon, Canada and Israel.

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

Our white label channel enables financial institutions to offer retail trading services to their customers using one or more of the following services: (1) our technology; (2) our sales and support staff or (3) our access to liquidity. White labels can add value to our core offering through increased positive name recognition on a regional or global scale and access to a large existing customer base.

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

Marketing expertise

We believe that our in-house marketing organization provides us with a competitive advantage. We seldom rely on outside marketing agencies to provide services because our marketing team acts as an in-house agency. Our marketing team handles functions such as creative, media buying, price-per-click advertising, website development, email and database marketing, and corporate communications. Many of these staff members have been with us for multiple years and have developed an internal knowledge base at FXCM that would probably not otherwise be available. This expertise has enabled us to assemble a tightly integrated digital marketing platform which encompasses our customer relationship management (salesforce.com), Trading Back Office, Ad Serving, and Website Analytics. As a result, we can calculate the value of any media purchase with a high level of precision on a cost per lead and cost per account basis. We believe this analysis enables us to make intelligent media buying decisions allowing us to maximize our lead and account conversion.

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

Our retail sales and customer service teams are not compensated on a commission basis. All customers receive the same commitment to service, regardless of the FXCM representative. We believe this is a key differentiator for us compared to other retail FX firms that employ commission based sales forces who may not be motivated to provide support to smaller customers.

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

Reliability and Availability

Our trading infrastructure is primarily hosted at collocation facilities run by Equinix and Xand. The two trading venues are located in New Jersey and Tokyo, with a disaster recovery location in Pennsylvania. The New Jersey and Pennsylvania datacenters are over 90 miles apart, on separate power grids and separate fiber connectivity. Each facility has uninterruptible power supply systems, generator systems, public utility power feeds, cooling systems, internet providers and private network providers. Locations on the eastern coast of the U.S. were chosen to achieve both optimal networking latency to price providers and required geographic distance separation.

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

Our systems and policies are tested annually for Payment Card Industry (“PCI”) compliance. Additionally, we engage a public accounting firm to perform an annual examination of our internal controls and issue a SSAE (Statements on Standards for Attestation Engagements) 16 Report on Controls at a Service Organization.

Risk management

We primarily utilize what is commonly referred to as an agency model, which we have been offering to customers since July 2007. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. We have continued to invest in our agency platform, adding additional FX market makers, improving execution and adding features to enhance the trading experience of our customers, and believe that our commitment to the agency model reflects our core business philosophy to reduce risks.

Our FX trading operations require a commitment of our capital and involve risk of loss due to the potential failure of our customers to perform their obligations under these transactions. In order to minimize the incidence of a customer’s losses exceeding the amount of cash in their account, which we refer to as negative equity, we require that each trade be collateralized in accordance with our collateral risk management policies. Each customer is required to have minimum funds in their account for opening positions, referred to as the initial margin, and for maintaining positions, referred to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregated margin requirement across all of the positions that a customer holds at any time. Each net position in a particular currency pair is margined separately. Our systems automatically monitor each customer’s margin requirements in real-time and we confirm that each of our customers has sufficient cash collateral in their account before we execute their trades. If at any point in time a customer’s trading position does not comply with the applicable margin requirement because our predetermined liquidation thresholds have been exceeded, the position will be automatically liquidated in accordance with our margin policies and procedures documented in our customer agreement.

For the year ended December 31, 2014, the incidence of customer negative equity was insignificant. However, the unprecedented decision by the SNB to abandon its “peg” of the Swiss franc against the euro resulted in the most dramatic one day shift in a currency since the end of the Bretton Woods era. On January 15, 2015, customer negative equity reached approximately $276.0 million. As a result of the events of January 15, 2015 we have taken several remedial measures designed to strengthen and enhance our controls, including removing certain currency pairs from our platform that we believe carry significant risk due to over active manipulation by their respective governments either by a floor, ceiling, peg or band. We also raised margin requirements in certain currencies and we continually monitor margin requirements as part of our risk management. Some of these changes will be permanent while others may change as geopolitical risks change.

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

We have entered into prime brokerage agreements with Citibank (“Citi”), Morgan Stanley and Barclays Bank for our retail trading, and Citi and Royal Bank of Scotland for our FXCM Pro institutional business, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime brokers, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers for certain losses they may incur.

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

Intellectual Property

     We rely on a combination of trademark and copyright laws in the U.S. and other jurisdictions to protect our intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties and rigorously control access to proprietary technology. Currently, we do not have any pending or issued patents.

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

U.S. based retail FX brokers:  In the U.S. market, our primary competitors are Gain Capital Holdings Inc. and OANDA Corporation. They are well capitalized, have their own technology platforms and are recognizable brands. These firms operate using the principal model. We also compete with smaller retail FX brokers such as MB Trading. These firms, to date, have not been our core competitors due to their smaller size, technology and marketing limitations and operate using the principal model.

International multi-product trading firms:  Outside the U.S. we compete with firms such as Saxo Bank, CMC Group and IG Group Holdings plc. Other than Saxo Bank, the international firms tend to focus on CFDs and spread betting.

Other online trading firms:  To a lesser degree, we compete with traditional online equity brokers, such as OptionsXpress Holdings, Inc., TD Ameritrade, TradeStation and Interactive Brokers. These firms generally tend to focus on listed products and may already, or will in the future, provide retail FX principally as a complementary offering. With the exception of Interactive Brokers, the firms in this category that have entered the FX market have generally done so through a relationship with a retail FX broker who specializes in FX.

International banks and other financial institutions with significant FX operations:  We also compete with international banks that have FX operations. Financial institutions generally choose to enter into a joint venture with an independent retail currency firm in lieu of building a retail operation.

Competition in institutional market:  In the institutional market that our FXCM Pro and jointly owned FastMatch segment competes, we face competition from three principal sources. We compete with other multi-bank ECNs such as Thomson Reuters, State Street Banks’ Currenex, Hotspot FX, ICAP’s EBS and to an extent the Chicago Mercantile Exchange. We also compete with single bank platforms such as Deutsche Bank’s Autobahn, Barclays’ Barx and Citi’s Velocity. The third source of competition are desktop aggregators, including Progress Software’s Apama, Flextrade and Integral. Additionally, with the acquisition of Lucid, we now face competition from major FX banks, such as Deutsche Bank, Citi, Barclays and Goldman Sachs, and other non-bank electronic market making and trading firms such as GSA Capital Partners LLP.

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

In the U.S., we are primarily regulated by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association, (“NFA”). The CFTC and the NFA regulate the FX and futures markets and protect the interests of customers participating in those markets.

Outside the U.S., we are regulated by, among others; the FCA in the U. K.; the Securities and Futures Commission in Hong Kong (“SFC”); the Australian Securities and Investment Commission in Australia (“ASIC”); the Kanto Local Finance Bureau (“KLFB”) the Financial Services Agency in Japan (“JFSA”) and the Financial Futures Association of Japan (“FFAJ”). In addition, certain of our branch offices in Europe, while subject to local regulators (such as Commissione Nazionale per le Società e la Borsa (Consob); Autorité des Marchés Financiers (“AMF”), and Hellenic Capital Markets Commission (“CMC”)), are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

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

Global regulatory bodies continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2014, on a separate company basis, we were required to maintain approximately $90.1 million of minimum capital in the aggregate across all jurisdictions and approximately $30.0 million of minimum capital in the aggregate for our U.S. entity. As of December 31, 2014, we had approximately $214.9 million of excess adjusted net capital over this required regulated capital in all jurisdictions including $39.5 million of excess capital in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Employees

As of December 31, 2014, we had a total of 850 full-time employees and 58 full-time contractors, 523 of which were based in the U.S. None of our domestic employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities.

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

Like other financial services firms, our business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, government actions like the unexpected actions of the SNB on January 15, 2015, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets could result in reduced trading activity in the FX market and therefore could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period to period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption for any reason in the proper functioning, or any corruption, of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services and could have a material adverse effect on our business, financial condition and results of operations and cash flows. For example, our technology platform includes a real time margin-watcher feature to ensure that open positions are automatically closed out if a customer becomes at risk of going into a negative balance on his or her account. If we experience extreme market dysfunction, like the EUR/CHF flash crash following the SNB's January15, 2015 announcement that it would allow the value of the Swiss Franc to fluctuate against the Euro, we may not be able to close out a customer's position to avoid a negative equity balance. Any disruption or corruption of this feature would subject us to the risk that amounts owed to us by such customer exceed the collateral in such customer’s account.

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

System failures could cause interruptions in our services or decreases in the responsiveness of our services, which could harm our business.

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

We rely on a combination of trademark, copyright, trade secret and fair business practice laws in the U.S. and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We also rigorously control access to our proprietary technology. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

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

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2014, we incurred advertising and marketing expenses of $22.7 million. Although we have spent significant financial resources on advertising and marketing expenses, these efforts may not be a cost-effective way to attract new customers. We may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation. The rules and regulations of various regulators impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

We face risks related to the events of January 15, 2015.
On January 15, 2015, our customers suffered significant losses and generated debit balances owed to us of approximately $276.0 million. This was due to the unprecedented and unexpected actions of the SNB, which caused extreme volatility in the EUR/CHF currency pair. As a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, certain of our regulators required those affected subsidiaries to supplement their respective net capital on an expedited basis. In order to achieve compliance with all regulatory capital requirements in all jurisdictions in which we operate, on January 16, 2015, we entered into a credit agreement with Leucadia that provided for a $300.0 million, two year term loan. Please see our Current Reports on Form 8-K for further detailed information regarding the transaction.
As a result of the events that took place on January 15, 2015, we may be subject to litigation by customers, stockholders, regulators or government agencies. While we are unable to predict the outcome of any existing or future litigation or future regulatory or governmental investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations.
Additionally, if our existing or potential future customers do not believe that we have satisfactorily addressed the issues related to the events of January 15, 2015, or if they have concerns about future issues, this could cause our existing or future customers to lose confidence in us which could adversely affect our reputation and ability to attract or maintain customers. In the event that we are not able to restore the confidence of our customers, we may experience reduced business activity and trading which could adversely impact the results of our operations.

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

Compliance with these regulations is complicated, time consuming and expensive. Even minor, inadvertent irregularities can potentially give rise to claims that applicable laws and regulations have been violated. Failure to comply with all applicable laws and regulations could lead to fines and other penalties which could adversely affect our revenues and our ability to conduct our business as planned. In addition, we could incur significant legal expenses in defending ourselves against and resolving actions or investigations by such regulatory agencies.

We accept customers from many jurisdictions in a manner which we believe does not require local registration, licensing or authorization. As a result, our growth may be limited by future restrictions in these jurisdictions, and we remain at risk that we may be exposed to civil or criminal penalties or be required to cease operations if we are found to be operating in jurisdictions without the proper license or authorization or if we become subject to regulation by local government bodies.

Trading volume for 2014 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 44.4% of our total customer trading volume. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

In jurisdictions where we are not licensed or authorized, we are generally restricted from direct marketing to retail investors, including the operation of a website specifically targeted to investors in a particular foreign jurisdiction. This restriction may limit our ability to grow our business in such jurisdictions or may result in increased overhead costs or lower service quality to customers in such jurisdictions. Accordingly, we currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until legal and regulatory barriers to international firms in certain of those markets are modified. Existing and future legal and regulatory requirements and restrictions may adversely impact our international expansion on an ongoing basis and we may not be able to successfully develop our business in a number of markets, including emerging markets, as we currently plan.

We generally consult with local counsel in jurisdictions where our total retail trading volume per jurisdiction is greater than 1%. In the aggregate, as of December 31, 2014, these jurisdictions represent approximately 80.0% of our total retail customer trading volume. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. We generally do not consult with local counsel in jurisdictions where the total retail trading volume per jurisdiction is less than 1%. As of December 31, 2014, these jurisdictions represent approximately 20.0% of our total trading volume in the aggregate. In these jurisdictions that each have less than 1% of our total trading volume, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice we are exposed to the risk that a local regulatory agency or other authority determines that our conduct is not in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties, and our contracts with customers may be void or unenforceable, which could lead to losses relating to restitution of client funds or principal risk on open positions. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of our business with customers in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations. If sanctions, fines, restrictions on our business or other penalties are imposed on us for failure to comply with applicable legal requirements, guidelines or regulations, our financial condition and results of operations, and our reputation and ability to engage in business, may be materially adversely affected.

We periodically evaluate our activities in relation to jurisdictions in which we are not currently regulated by governmental bodies and/or self-regulatory organizations on an ongoing basis. This evaluation may involve speaking with regulators, local counsel and referring brokers or white labels operating in any such jurisdiction and reviewing published regulatory guidance and examining the licenses that any competing firms may have. As a result of these evaluations we may determine to alter our business practices in order to comply with legal or regulatory developments in such jurisdictions and, at any given time, we are generally in various stages of updating our business practices in relation to various jurisdictions.

Potential future changes in our business practices in certain jurisdictions could result in customers deciding to transact their business with a different FX broker, which may adversely affect our revenue and profitability. We may also be subject to enforcement actions and penalties by the regulatory authorities of those jurisdictions or be subject to customer claims.

Servicing customers via the internet may require us to comply with the laws and regulations of each country in which we are deemed to conduct business. Failure to comply with such laws may negatively impact our financial results.

Since our services are available over the internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the U.S. will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

In September 2012, the FCA initiated investigations relating to the past trade execution practices of Forex Capital Markets Limited ("UK LTD") and FSL. Following a prolonged period of responding to information requests, in February 2014 UK LTD and FSL entered into a settlement with the FCA. The settlement pertains principally to FXCM’s practice concerning the execution of price improvements or ‘positive slippage’ in its execution systems prior to August 2010. Under the terms of the settlement UK LTD and FSL agreed to pay a fine of GBP 4 million (USD 6.6 million) to the FCA and to provide restitution to the affected clients.

Following discussions with the JFSA, in July 2012, FXCMJ paid a price adjustment to certain clients who executed trades between June 30, 2008 through to December 17, 2010. We settled this matter for $2.3 million, which included an administrative penalty, during the first quarter of 2013.
In July 2014, Forex Capital Markets LLC ("US") entered into a settlement with the NFA to pay a fine of $0.2 million. The settlement addressed allegations regarding US conducting business with an unregistered commodity pool operator as well as failing to submit trade data to the NFA through the NFA’s Forex Transaction Reporting Execution Surveillance System. The CFTC is also investigating this matter.
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

•
prohibit the making of guarantees against loss to retail FX customers by futures commission merchants (“FCMs”), retail foreign exchange dealers (“RFEDs”) and referring brokers and require that FCMs, RFEDs and referring brokers provide retail FX customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss.

•
require that the risk disclosure statement provided to every retail FX customer include disclosure of the number of non-discretionary accounts maintained by the FCM, or RFED, that were profitable and those that were not during the four most recent calendar quarters;

•	require us to ensure that our customers resident in the U.S. have accounts with our NFA-registered operating entity;

•
require that FCMs and RFEDs are obligated when re-quoting prices to do so in a symmetrical fashion so that the re-quoted prices do not represent an increase in the spread from the initially quoted prices, regardless of the direction the market moves.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), enacted in July 2010, has had broad effects on the derivatives markets generally. In response to the rulemakings by the CFTC and SEC under the Dodd-Frank Act that defined the term “swap”, FXCM conducted an in-depth review of the products offered by the firm. FXCM applied for registration as a “Swap Dealer” on December 31, 2012 and has been granted provisional status. FXCM continues to adapt to the new regulations. For example, FXCM must report swap transactions to a swap data repository. However, swap data repositories are not able to report FXCM’s Rolling Spot FX product because the product does not have a maturity date, a required field for reporting. As a result, FXCM met with the CFTC to develop a solution to satisfy its reporting obligations. FXCM will continue to monitor the applicability of the rules to the firm’s existing business practices. The Dodd-Frank Act and related regulatory requirements may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse effect on our business and profitability.

The European Markets Infrastructure Regulation (“EMIR”) is the new European regulations on OTC derivatives, central counterparties and trade repositories. The EMIR has completed the European legislative process and is being implemented across the EU member states. The EMIR imposes three new requirements on our European operations: (a) report derivatives to a trade repository (b) clear OTC derivatives that have been declared subject to the clearing obligation through a central counterparty and (c) put in place certain risk management procedures for OTC derivative transactions that are not cleared. Reporting requirements came into effect in February 2014. In addition to the EMIR, the FCA will be enforcing the Markets in Financial Instruments Directive II (“MiFID II”) in 2017. Principle areas of impact related to this directive will involve organized trade facilities for trading non-equity products, investor protection, a requirement to supply clients with more information, and pre and post trade transparency around non-equity products.

In addition, the ASIC is considering new regulations which would limit any inappropriate advertising by the FX industry, provide disclosure benchmarks for over-the-counter CFD providers, and devise a policy on customer suitability. In order to promote client protection, ASIC has also revealed that it will impose stricter surveillance and review of the FX industry. In addition, regulatory developments in New Zealand may also impact FXCM Australia. The New Zealand Financial Markets Conduct (“FMC”) Act 2013 became effective in December 2014. It is the first formal instrument governing OTC derivative issuers in New Zealand. While FXCM Australia is licensed under ASIC, it is incorporated in New Zealand. As a result of the interaction between New Zealand’s Financial Markets Authority (“FMA”) and ASIC, FXCM will closely monitor FMA related news and updates.

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

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices and securities business. As of December 31, 2014, on a separate company basis, we were required to maintain approximately $90.1 million of minimum net capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system.

More recently, the EU has announced that it is in the process of implementing amendments to its Capital Requirements Directive (“CRD IV”), which seeks to strengthen its capital requirements and liquidity rules as well as expand certain reporting obligations. CRD IV legislation was entered into on January 1, 2014 and will gradually be implemented over a period until January 2019. In 2015, it is expected that a new liquidity framework, which enhances the liquidity conditions of institutions, will be implemented. We continue to monitor the potential impact on our U.K. subsidiaries.

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

As a financial services firm, we are subject to laws and regulations, including the Patriot Act, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act and similar laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties or reputational damage due to noncompliance. Such penalties and subsequent remediation costs could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Please see “Item 3. Legal Proceedings” included in this Annual Report on Form 10-K for a description of pending material legal proceedings we are currently involved in.

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

The NFA has restricted the availability of credit cards as a payment option for our customers which could adversely affect our business, financial condition and results of operations and cash flows.

On January 31, 2015, the NFA rule to prohibit the use of credit cards to fund customer trading accounts went into effect. Previously, we allowed our customers to use credit cards to fund their accounts with us. Deposits from credit cards, globally, represented 19.4% of total cash deposits in 2014 whereas deposits from credit cards of U.S. customers represented 2.6% of total cash deposits in 2014. The elimination in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the U.S., could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, we could harm our business prospects. These issues include, but are not limited to, issues related to and as a result of the events of January 15, 2015, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, customer data protection, record-keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, operational and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanction would materially adversely affect our reputation, thereby reducing our ability to attract and retain customers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or retail FX industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. The perception of instability within the online financial services industry or of FXCM due to the events of January 15, 2015, could materially adversely affect our ability to attract and retain customers.

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

We may also pursue new acquisitions or joint ventures that could present integration obstacles or costs. We may not realize any of the benefits we anticipated from the strategy and we may be exposed to additional liabilities of any acquired business, any of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional limited liability company interests in Holdings (“Holdings Units”), or shares of our Class A common stock, which would dilute ownership.

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

For example, we offer trading in CFDs. Through our acquisition of ODL Group Limited ("ODL"), we increased the size of our CFD business and added spread betting and equity options. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, FSL and UK LTD (which are licensed with the FCA in the U.K.), FXCM Australia Limited ("Australia") (which is licensed with the ASIC) and FXCMJ (which is licensed with the JFSA and a member of the FFAJ) offer and sell CFDs outside the U.S. in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the U.S. by us and are not eligible for resale to U.S. persons. They are not registered with the SEC or any U.S. regulator. CFDs may not be enforceable in the U.S. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 22.3% of our revenues from our CFD business.

Lucid and V3 Markets, LLC subject us to a variety of new risks.

In June 2012, we acquired a 50.1% controlling interest in Lucid. In January 2014, we created a new entity with the principals of Lucid, V3, in which we also maintain a 50.1% controlling interest. V3 contains the assets purchased from Infinium Capital Holdings LLC (“Infinium Capital”) and certain of Infinium Capital’s affiliates.

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

As a result of the business of Lucid and V3, we have new competitors. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and therefore, may be better able to respond and to compete for market share generally. Additionally, our competitors may have better trading algorithms or faster connections which can affect profitability. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially affect our business, financial condition and results of operations and cash flows.

Lucid and V3 are dependent on risk management policies and the adherence to such policies by trading staff. Policies, procedures and practices are used to identify, monitor and control a variety of risks, including market risk and risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. The trading activities of Lucid and V3 as principals subject us to this risk and we may need to continually implement and apply new risk management controls and procedures. We may not successfully implement and apply risk management policies and procedures that will identify, monitor and control the risks associated with principal trading.

We plan on expanding our principal model offered to smaller retail clients, which will expose us to additional risks, including the risk of material trading losses.

We plan on expanding our principal model offered to smaller retail clients. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. In the principal model, however, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution for a variety of reasons, including:

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

We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition and greater financial, marketing, technological and personnel resources than we do, which could put us at a competitive disadvantage. Additionally, some of our competitors and many potential competitors are better capitalized than we are and able to obtain capital more easily, which could put us at a competitive disadvantage.

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2014, we generated approximately 87% of our customer trading volume from customers outside the U.S. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include:

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

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the recent decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our interest income was approximately $2.5 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

In addition, this decline in interest rates has narrowed cross-border interest rate differentials, which has adversely affected the “carry trade,” a once popular investing strategy which involves buying a currency that offers a higher interest rate while selling a currency that offers a lower interest rate. We believe the decline in the carry trade has resulted in a decrease in retail FX volume. Accordingly, our growth could be impeded if cross-border interest rate differentials remain compressed.

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

We rely on third party financial institutions to provide us with FX market liquidity. These FX market makers, although under contract with us, have no obligation to provide us with liquidity and may terminate our arrangements at any time. We also rely upon these FX market makers to provide us with competitive FX pricing which we can pass on to our customers. In the event we lose access to the competitive FX pricing and/or liquidity levels that we currently have, as occurred on January 15, 2015, we may be unable to provide competitive FX trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows. When we act as a riskless principal between our customers and our

FX market makers, we provide our customers with the best bid and offer price for each currency pair from our FX market makers. When a customer places a trade and opens a position, we act as the counterparty to that trade and our system immediately opens a trade between us and the FX market maker who provided the price that the customer selected. In the event that an offsetting trade fails, we could incur losses resulting from our trade with our customer.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2014, 43 financial institutions held our funds and our customer funds of $1.7 billion, of which Bank of America held approximately 12.8% and Sumitomo held approximately 16.8%. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. Moreover, in aggregate, Bank of America and Sumitomo held approximately 29.6% of the total of our funds and our customer funds. If any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

Most of the institutional customers that use our institutional trading platforms trade via credits and limits set by the customers’ prime brokers and by our prime brokers. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers. We also, in certain situations, act in the capacity of a prime broker to a select number of institutional customers that use our institutional trading platform.

As of December 31, 2014, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have had no significant losses due to failure to repay amounts credited to those certain institutional customers.

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

Our reputation may be harmed by, or we may be liable for, improper conduct by our referring brokers, even though we do not control their activities. Referring brokers maintain customer relationships and delegate to us the responsibilities associated with FX and back-office operations. Furthermore, many of our referring brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Under the current NFA rules, we are responsible for the activities of any party that solicits or introduces a customer to us unless such party is a member or associate of the NFA. Although all of our referring brokers are members or associates of the NFA, any disciplinary action taken against our referring brokers in the U.S. and abroad could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows, and, in any event, we may be subject to claims by customers and others concerning the conduct of referring brokers. In August 2010, the CFTC adopted regulations which require that referring brokers either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX broker, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time. If the referring brokers with whom we currently do business choose to enter into a guarantee agreement, we cannot assure you that such referring brokers will choose to enter into such a guarantee agreement with us, rather than one of our competitors. We would be liable for the solicitation activity and performance of our referring brokers we guarantee. At this time, we have not entered into a guarantee agreement with any of our referring brokers.

We have relationships with white labels who direct customer trading volume to us. Failure to maintain these relationships or develop new white label relationships could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with white labels that provide FX trading to their customers by using our technology platform and other services and therefore provide us with an additional source of revenue. In certain jurisdictions, we are only able to provide our services through white label relationships. Many of our relationships with white labels are non-exclusive or may be terminated by them on short notice. In addition, our white labels have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white labels, the failure of these white labels to continue to offer online FX trading services to their customers using our technology platform, the loss of requisite licenses by our white labels or our inability to enter into new relationships with white labels would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offer more attractive compensation terms to one or more of our white labels, we could lose the white label relationship or be required to increase the compensation we pay to retain the white label.

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

Risks Relating to Our Indebtedness
We have significant leverage.

As of the date of this report, we owe $287.8 million aggregate principal to Leucadia and have $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the "Convertible Notes") outstanding. This leverage may have important negative consequences for us and our stockholders, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•
Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	Making it difficult for us to optically manage the cash flow for our business;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•
Subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments.

Our ability to pay down our indebtedness will depend on our future performance, our ability to generate cash flow and market conditions, each of which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations sufficient to service our debt. We also may decide to sell certain assets to pay down our debt. There are no assurances that we will be able to sell such assets on desirable terms which could result in a default on our debt obligations.
The credit agreement we entered into with Leucadia is guaranteed by certain of our subsidiaries and is secured by a pledge of certain equity interests of our domestic and foreign subsidiaries. The credit agreement also contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

The credit agreement we entered into with Leucadia contains a number of restrictive covenants relating to limitations on liens, investments, restricted payments, fundamental changes, dispositions, the incurrence of indebtedness, and transactions with affiliates. The credit agreement contains customary events of default, including, among others, non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with covenants contained in the credit agreement; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Failure to comply with these restrictive covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If Leucadia accelerates the repayment of borrowings, we may not have sufficient assets to repay our debt or it would have a material adverse effect on our business, operations, financial condition and liquidity. See Note 30 "Subsequent Events" in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information on our credit facility.

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
The hedge counterparties are financial institutions or the affiliates of financial institutions, and we will be subject to the risk that the hedge counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions. Our exposure will depend on many factors, but, generally, the increase in our exposure may be correlated to the increase in our Class A common stock market price and in volatility of our Class A common stock. In addition, upon a default by a hedge counterparty, we may suffer dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the hedge counterparties.

The accounting method for the Convertible Notes may have an adverse effect on our reported financial results and is subject to uncertainty.
Under Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.

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

FXCM Inc. is a holding company and has no material assets other than its ownership of Holdings Units. FXCM Inc. has no independent means of generating revenue. FXCM Inc. intends to cause Holdings to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that FXCM Inc. needs funds, and Holdings is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we have or may enter into may include restrictive covenants that limit our ability to pay dividends. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Members of Holdings control a significant portion of the voting power in FXCM Inc., which may give rise to conflicts of interests.

As of December 31, 2014, members of Holdings collectively held approximately 41.9% of the combined voting power of our Class A and Class B common stock. As a result, the members of Holdings have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs as well as matters requiring shareholder approval, including mergers and other material transactions. This concentration of ownership could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of December 31, 2014, the members of Holdings owned 41.9% of the Holdings Units. Because they hold their ownership interest in our business through Holdings, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Holdings makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of Holdings may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our initial public offering ("IPO"), whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

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

As of December 31, 2014, the expected liability under the tax receivable agreement is $150.6 million. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement or we have no triggering events as discussed below, future payments under the tax receivable agreement could aggregate to $150.6 million. The foregoing amount is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events, including the events of January 15, 2015 (see Note 30, “Subsequent Events” in the Notes to Consolidated Financial Statements for more information), could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by Holdings are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

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

As of December 31, 2014, we had an aggregate of more than 2.95 billion shares of Class A common stock authorized but unissued, including approximately 34.5 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 15,295,000 shares for issuance under our Amended and Restated 2010 Long-Term Incentive Plan, including, as of December 31, 2014, 7,166,783 shares issuable upon the exercise of stock options and 182,825 shares issuable upon the vesting of restricted stock units that we have granted to our officers, employees, independent contractors and outside directors. See “Item 11. Executive Compensation.” Any Class A common stock that we issue, including under our Amended and Restated 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters are located at 55 Water Street, 50th Floor, New York, NY 10041, with other U.S. offices in Plano, TX, Chicago, IL and San Francisco, CA. Outside the U.S., we have offices in London, Paris, Berlin, Milan, Athens, Hong Kong, Sydney, and Tokyo. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

Item 3. Legal Proceedings

In the ordinary course of business, we and certain of our officers, directors and employees may from time to time be involved in litigation and claims incidental to the conduct of our businesses, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in administrative claims, investigations and regulatory proceedings against us. We have been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC, KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and (iii) for its negligence. The receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with Revelation. It also filed an Answer with multiple affirmative defenses. The trial court heard argument on US’s motions to dismiss and to compel arbitration and denied them without findings of fact or conclusions of law.  On March 18, 2014, US filed a Notice of Appeal of the trial court's denial of its motion to compel arbitration.  On April 16, 2014, US filed a Petition for a Writ of Mandamus seeking review of the trial court’s refusal to enforce the forum selection clause. After both issues were fully briefed and argued, the court of appeals affirmed the trial court’s denial of US's motions to dismiss and to compel arbitration by order dated December 31, 2014. In February 2015, US filed a Petition for Review and Petition for Writ of Mandamus in the Supreme Court of Texas. Those Petitions are presently pending.

In February 2014, UK LTD and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK LTD and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK LTD and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. In June 2014 and February 2015, UK LTD and FSL paid an additional $1.8 million and $0.7 million, respectively, in restitution to affected clients.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the NFA relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. The CFTC is also investigating this matter.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $4.7 million as of December 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on New York Stock Exchange under the symbol “FXCM.” The following table sets forth, for the previous two fiscal years, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange.

Fiscal 2014	Low	High
First Quarter	$14.53	$18.42
Second Quarter	$12.41	$15.97
Third Quarter	$12.05	$16.67
Fourth Quarter	$14.39	$17.44

Fiscal 2013	Low	High
First Quarter	$10.11	$14.30
Second Quarter	$12.75	$16.81
Third Quarter	$15.75	$19.97
Fourth Quarter	$14.64	$19.78

Our Class B common stock is not publicly traded.

Holders of Record

On March 12, 2015, there were 3 holders of record of our Class A common stock and 32 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

In 2014, we declared a quarterly dividend of $0.06 per share on our outstanding Class A common stock. Following is a summary of dividends declared per share of Class A common stock during fiscal year 2014 (in thousands, except per share amounts):

Date of Declaration	Dividend per share	Record Date	Payment Date	Total Amount
March 5, 2014	$0.06	March 21, 2014	April 1, 2014	$2,750
May 7, 2014	$0.06	June 6, 2014	July 1, 2014	$2,752
August 6, 2014	$0.06	September 5, 2014	October 1, 2014	$2,756
November 5, 2014	$0.06	December 19, 2014	December 31, 2014	$2,866

As a result of customer losses on January 15, 2015 and the subsequent financing arrangement we made with Leucadia, we do not expect to declare and pay dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. When determining whether to declare a dividend in the future, in addition to the financing arrangement with Leucadia, our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Purchases of Equity Securities by the Issuer

Shares of Class A common stock repurchased by us during the quarter ended December 31, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 10: October 1, 2014 to October 31, 2014	—	—	5,031,519	$17,442,747
Month 11: November 1, 2014 to November 30, 2014	50,000	$15.99	5,081,519	$16,643,382
Month 12: December 1, 2014 to December 31, 2014	50,000	$16.31	5,131,519	$15,827,772
Total	100,000	$16.15	5,131,519
_______________

*	As of Settlement Date

**	Average Price including Commission

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). On November 5, 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. As of December 31, 2014 we had repurchased a total of 5,131,519 shares of our Class A common stock. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date. All of the above repurchases were part of this program.

Item 6. Selected Financial Data

The selected financial data set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from such forward-looking statements due to a number of factors, including those set forth in Item 1A. Risk Factors.

The following table sets forth selected historical consolidated financial data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Consolidated Statements of Operations Data
Revenues
Retail trading revenue	$338,035	$365,285	$339,685	$363,774	$318,472
Institutional trading revenue	103,199	103,994	62,033	28,908	27,833
Trading revenue	441,234	469,279	401,718	392,682	346,305
Interest income	2,525	2,614	3,571	3,644	2,373
Interest expense	(714)	(258)	(277)	(329)	(116)
Net interest revenue	1,811	2,356	3,294	3,315	2,257
Other income	20,712	17,953	12,303	19,581	11,599
Total revenues	463,757	489,588	417,315	415,578	360,161
Operating Expenses
Compensation and benefits	111,716	105,470	105,779	95,086	76,195
Allocation of Income to Lucid members for services provided	9,406	21,290	—	—	—
Total compensation and benefits	121,122	126,760	105,779	95,086	76,195
Referring broker fees	80,850	84,231	76,585	92,832	81,365
Advertising and marketing	22,666	27,091	30,860	34,897	23,788
Communication and technology	48,396	38,441	37,113	31,869	27,120
Trading costs, prime brokerage and clearing fees	33,828	30,821	16,935	8,167	6,597
General and administrative	62,808	68,230	63,043	63,077	31,480
Depreciation and amortization	54,945	53,729	36,773	20,053	9,306
Total operating expenses	424,615	429,303	367,088	345,981	255,851
Total operating income	39,142	60,285	50,227	69,597	104,310
Other Expense
Loss on equity method investments, net	1,308	752	—	—	—
Interest on borrowings	12,186	7,673	2,763	—	—
Income before income taxes	25,648	51,860	47,464	69,597	104,310
Income tax provision	6,001	17,024	8,986	10,816	4,149
Net income	19,647	34,836	38,478	58,781	100,161
Net income attributable to non-controlling interest in FXCM Holdings, LLC	8,960	24,850	23,131	46,045	100,015
Net (loss) income attributable to other non-controlling interests	(6,464)	(4,846)	6,389	—	—
Net income attributable to FXCM Inc.	$17,151	$14,832	$8,958	$12,736	$146

Weighted average shares of Class A common stock outstanding
Basic	41,637	32,789	24,086	16,567	17,319
Diluted	44,010	33,957	24,086	16,567	17,319
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.41	$0.45	$0.37	$0.77	$—
Diluted	$0.39	$0.44	$0.37	$0.77	$—

Consolidated Statements of Financial Condition Data
Cash and cash equivalents	$338,814	$365,245	$272,332	$184,721	$193,330
Cash and cash equivalents, held for customers	$1,331,723	$1,190,880	$1,190,762	$1,046,983	$641,152
Total assets	$2,387,427	$2,223,947	$2,065,170	$1,487,133	$1,047,793
Customer account liabilities	$1,331,723	$1,190,880	$1,190,762	$1,046,984	$641,152
Total equity	$643,016	$635,381	$574,915	$293,432	$268,007

OVERVIEW

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 EUR per CHF. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 30, "Subsequent Events" in the Notes to Consolidated Financial Statements for more information).

At the time of the SNB announcement over 3,000 of our clients held slightly over $1 billion in open positions on EUR/CHF.  Those same clients held approximately $80.0 million of collateral in their accounts. The Swiss Franc move following the SNB announcement was the largest move of a G7 currency since 1971. The move wiped out the account equity of those clients as well as generated debit balances owed to us of $276.0 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one for one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our banks.  When a client profits in the trade, we give the profits to the customer, however, when the client is not profitable on that trade we end up having to pay the liquidity provider regardless of whether we collect the funds from our customers.

As a regulated entity, we are required to notify our regulators in a timely manner when any event occurs that may be deemed sensitive to clients. When we notified the regulators, they required our regulated entities to supplement their respective net capital on an expedited basis. We explored multiple debt and equity financing alternatives in an effort to meet the regulators' deadline. The deal with Leucadia was the only financing that we were able to arrange in the very short timeframe we were given by the regulators, and represented the best opportunity for us to continue doing business.

Our focus in 2015 must now be on resetting the firm, managing and rebalancing our capital and cost base, while continuing to deliver a best in class product.

As a result of the SNB event, we have and will be making changes to the way we approach risk. The primary change will be removing currency pairs from the platform that carry significant risk due to over active manipulation by their respective government either by a floor, ceiling, peg or band. Given what happened with EUR/CHF, the industry is now looking for any potential similar issues especially given the increased geopolitical risks in Southern and Eastern Europe.  We also raised or will be raising margin requirements for other pairs as well. Some of these changes will be permanent while others may change as geopolitical risks change. The currency pairs we removed or will be removing from the platform are not material to our volume or our revenue.

Margin requirements have or will be changed as well for several reasons. First, some of the changes we made were required by regulators. Second, in regards to emerging market currencies, the banks and our liquidity providers raised margin requirements to eliminate any potential risk of large gaps, and we are responding accordingly.  Thirdly, previously liquid western countries currencies, like the DKK or CHF, which now carry risk because they are manipulated currencies, have become less liquid. We recognize that we need to maintain higher margin requirements from a risk perspective, but we also understand the importance of margin to our clients, and will be looking for ways to address the need as we go forward.

We anticipate that with the proceeds from the sale of non-core assets and continued earnings we can meet both near and long term obligations of our financing, while preserving the strength of our franchise. Our core business has always been retail FX; it is the majority of our revenue, and will be the focus of the business going forward. We are considering closing or selling smaller regulated entities that require large sums of capital requirements but offer increasingly low return on capital.

Executive Summary for 2014

Currency volatility came off historic lows in September 2014, contributing to the improvement in our third and fourth quarter 2014 results when compared to our results in the first half of 2014. While the increase in volatility was certainly welcomed, we experienced historically muted currency volatility for the year. The daily JPMorgan Global FX Volatility Index average for the fourth quarter was 8.54 and the average for the year ended December 31, 2014 was 7.19. This compares to an average of 9.16 for the year ended December 31, 2013. The muted currency volatility weighed heavily on our 2014 year to date results, particularly in the first half of 2014.

The low level of currency volatility has also dampened M&A activity.  In 2014 we remained committed to a disciplined M&A approach, pursuing transactions at valuations that reflected market conditions. During September 2014, we acquired IBFX, Inc.’s and IBFX Australia Pty Ltd’s (collectively “IBFX”) U.S. and Australian MetaTrader 4 retail forex accounts. The acquisition brought us approximately $54.4 million in client equity and 13,000 accounts. In May 2014 we acquired 6,172 accounts with $23.4 million in client equity from FXDirectDealer LLC (“FXDD”).

Beginning in the third quarter of 2014, we implemented several client focused initiatives:

•
We introduced a new retail FX pricing model in certain geographic markets. In these markets, our platform will deliver to clients the direct price quote offered by our FX market makers, with a separate commission.

•
In connection with the introduction of our new retail FX pricing model, we reduced client trading costs, by offering commissions that are generally below what we previously charged as a mark-up to the price quote.

•	We raised open account minimums from $50 to $2,000 in many jurisdictions.

     These initiatives reinforce our commitment to providing clients with a best in class FX trading experience. Providing direct quotes offered by our FX market makers will provide clients with a superior and transparent FX trading experience. Reduced pricing along with providing clients with a wealth of tools, resources and educational services, award winning customer service, superior technology, and transparent NDD forex execution establishes us as the retail FX broker that offers the most compelling client value.

Industry Environment

Economic Environment — Currency volatility remained at historically low levels in 2014. The daily JPMorgan Global FX Volatility Index was down 21.47% on average in 2014 compared with 2013. This reduced volatility suppressed trading volumes in both retail and institutional markets through much of 2014.

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

Competitive Environment — The retail FX trading market is highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include U.S. based retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to remain strong for the foreseeable future.

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

Retail Trading Revenue — Retail trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active accounts and the mix of those accounts — markup or commission accounts; (ii) the volume these accounts trade, which is driven by the amount of funds customers have on deposit, also referred to as customer equity, and the overall volatility of the FX market; (iii) the size of the markup or commission we receive, which is a function of the mix of currency pairs traded, the spread we add to the prices supplied by our FX market makers and the interest differential between major currencies and the markup we receive on interest paid and received on customer positions held overnight; and (iv) retail revenues earned from contract for differences (“CFD”) trading, fees earned through white label relationships and payments we receive for order flow from FX market makers. Effective August 1, 2014, we no longer receive payments for order flow.

Institutional Trading Revenue — We generate revenue by executing spot FX trades on behalf of institutional customers through our institutional trading desks: FXCM Pro and Faros Trading LLC ("Faros"), a company in which we hold a 50.1% controlling interest (see "Results of Operations, Acquisitions, Faros"). We also earn revenues from market making and electronic trading in the institutional FX spot and futures markets through Lucid and market making and electronic trading in other asset classes through V3 (see “Results of Operations, Acquisitions, V3”). The counterparties to these trades are external financial institutions that hold customer account balances and settle these transactions. We receive commissions for these services without incurring market risk.

The income we earn on market making and electronic trading in FX spot and futures markets represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. Compensation and benefits also includes the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided. This allocation is reported as a component of compensation expense under Allocation of income to Lucid members for services provided.

At the time of our IPO and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated 2010 Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75.0% of our stock options awards granted. For the years ended December 31, 2014, 2013 and 2012, we recorded stock compensation expense related to stock options granted of $9.9 million, $10.8 million and $10.2 million, respectively. Of these amounts, $7.9 million related to stock options granted at the time of our IPO for the year ended December 31, 2014 and $8.8 million for each of the years ended December 31, 2013 and 2012. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, the Company granted Restricted Stock Units ("RSUs") to employees. The expense for the RSU's for the year ended December 31, 2014 was not material. We did not incur any expense for Other Equity Awards for the year ended December 31, 2013. In June 2012, our Executive Compensation Committee granted 945,847 of FXCM Inc.'s Class A common stock as an Other Equity Award. The Other Equity Award had a fair value of $11.1 million and vested at the date of grant.

Accordingly, Compensation and benefits for the year ended December 31, 2012 includes $11.1 million of expense for this Other Equity Award.

The Lucid acquisition resulted in $9.4 million of deferred compensation. Through December 31, 2014, we recognized $7.9 million of this deferred compensation of which $3.1 million was recognized as expense for both the years ended December 31, 2014 and 2013, respectively. See “Results of Operations, Acquisitions, Lucid” for additional details.

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

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally-developed software that has been capitalized.

Amortization of purchased intangibles primarily includes amortization of intangible assets obtained through our various acquisitions.

Interest on Borrowings — Interest on borrowings consists primarily of interest expense related to borrowings on the Credit Agreement, including amortization of the related debt financing costs, and interest expense related to the Convertible Notes, including amortization of the related issuance costs.

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

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition, Lucid Markets LLP ("Lucid LLP") is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable to other members of Lucid LLP whose income is included in Allocation of income to Lucid members for services provided reported in our consolidated statements of operations as a component of compensation and benefits expense.

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

Net income (loss) attributable to other non-controlling interests and Allocation of income to Lucid members for services provided — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

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

We also consolidate the financial results of other entities in which we have a controlling interest. The ownership interests of the non-controlling members is reported in net (loss) income attributable to other non-controlling interests in the consolidated statements of operations.

Segment Information

Accounting Standards Codification (“ASC”) 280, Segment Reporting — The Financial Accounting Standards Board (“FASB”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets with separate sales forces, customer support and trading platforms. For financial information regarding our segments, see Note 28 to our consolidated financial statements.

Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). On November 5, 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

As of December 31, 2014, we had repurchased 5.1 million shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of December 31, 2014, Holdings has repurchased 5.1 million of Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

Credit Agreement

In December 2011, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement was guaranteed by certain subsidiaries and was secured by a pledge of all of the equity interests in certain of our domestic subsidiaries and 65% of the voting equity interests in certain of our foreign subsidiaries.

On January 15, 2015, our customers suffered significant losses and generated debit balances owed to us of approximately $276.0 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 EUR per CHF. These debit balances resulted in a temporary breach of certain regulatory capital requirements. The Company does not expect to recover a substantial portion of the debit balances.

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”), a newly-formed wholly-owned subsidiary of Holdings, entered into a credit agreement with Leucadia, as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to us pursuant to these agreements, which is described below, enabled us to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, in connection with the credit agreement with Leucadia and the Fee Letter, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.

In connection with the events described above, Holdings' outstanding borrowings under the Credit Agreement of $25.0 million, including accrued interest and fees of $0.1 million, were repaid in full and the Credit Agreement was terminated effective January 20, 2015.

See “Liquidity and Capital Resources” for more information.

Leucadia Financing

Amended and Restated Letter Agreement

On January 16, 2015, we entered into a credit agreement with Leucadia, pursuant to which Leucadia provided us with a $300.0 million term loan. On January 24, 2015, the Company and Leucadia finalized the terms of the agreement and entered into an Amended and Restated Letter Agreement.

The Amended and Restated Letter Agreement, dated January 24, 2015, provides, among other things, that Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the net proceeds received in connection with certain transactions, including sales of assets (subject to certain limited exceptions), dividends or distributions, the sale or indirect sale of Newco (whether by merger, stock purchase, sale of all or substantially all of Newco’s assets or otherwise), the issuance of any debt (subject to certain limited exceptions) or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds.

The Amended and Restated Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next amount equal to 2 times the balance outstanding on the term loan and fees as of April 16, 2015, such amount not to be less than $500 million or more than $680 million	90%	10%
All aggregate amounts thereafter	60%	40%

In addition to the payments above, Leucadia and its assignees are entitled to tax distributions in the event that they are allocated income by Newco as a result of their rights under the Letter Agreement. If any such tax distributions are made, the amounts of such distributions reduce the payments to be made to Leucadia and its assignees pursuant to the allocation described above (other than with respect to the repayment of the loan).

In addition, the Amended and Restated Letter Agreement provides that beginning on January 16, 2018, upon the request of Leucadia or its assignees, the Corporation, Holdings and Newco will cause the sale of Holdings, Newco and/or any of their respective subsidiaries’ assets or equity interests for cash at the highest reasonably available price.  Upon the occurrence of such event, Newco will pay Leucadia and its assignees in accordance with the methodology described above.

In the event of a change of control, at the request of Leucadia or its assignees, Holdings and Newco will be required to pay Leucadia and its assignees in cash a one-time payment equal to the fair market value of their contractual rights pursuant to the Amended and Restated Letter Agreement.  For this purpose, change of control is generally defined as an event or series or events by which (i) a person or group acquires 40% or more of the voting interests of the Corporation, (ii) the Corporation and the existing members of Holdings cease to own 90% of the equity interests of Holdings, (iii) the Corporation ceases to be the sole managing member of Holdings, (iv) Holdings ceases to be the sole member of Newco or (v) subject to certain exceptions, a majority of the members of the Company’s board of directors cease to be directors during a 12-month period.

The Amended and Restated Letter Agreement will terminate upon the earlier of (i) a change of control of Newco so long as Holdings and Newco have complied with their respective obligations described in the immediately preceding paragraph or (ii) the consummation of a sale of Holdings or Newco pursuant to a sale requested by Leucadia or its assignees as described above.

The Amended and Restated Letter Agreement includes a variety of restrictive covenants binding on Holdings and Newco, including, but not limited to: limitations on their ability to amend their organizational documents; limitations on their ability to dispose of assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; and limitations on transactions with affiliates, without the prior consent of Leucadia and its assignees.  In addition, there are restrictions on the Corporation’s ability to issue equity securities other than the issuance of equity awards to employees in the ordinary course of business.  The Amended and Restated Letter Agreement further provides that Holdings and Newco shall pay Leucadia’s expenses incurred in connection with the negotiation, execution and administration of such agreement.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement, dated January 24, 2015, provides for a $300.0 million term loan made by Leucadia to Holdings and Newco (the “Borrowers”).  The net proceeds of the loan (approximately $279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt.

The Amended and Restated Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances, and capital contributions. The Amended and Restated Credit Agreement requires monthly payments of the term loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The loan may be voluntarily prepaid by the Borrowers without penalty.

The loan matures on January 16, 2017.  The obligations under the Amended and Restated Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate).  Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate.

The Amended and Restated Credit Agreement requires the Borrowers to pay, in accordance with the Amended and Restated Fee Letter, a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million becoming payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 is greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) has not been paid on or before such date.

The Amended and Restated Credit Agreement includes a variety of restrictive covenants, including, but not limited to: limitations on the ability to merge, dissolve, liquidate, consolidate or sell, lease or otherwise transfer all or substantially all assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; limitations on the ability of Newco to make distributions in respect of its equity interests including distributions to pay interest due on the Company’s convertible notes and limitations on transactions with affiliates, without the prior consent of the lender.  The Amended and Restated Credit Agreement also provides for events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the other covenants contained in the Amended and Restated Credit Agreement; default under other material debt; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Convertible Senior Notes due 2018

In June 2013, FXCM Inc. issued $172.5 million principal amount of Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes, repaid $80.0 million of outstanding borrowings under our Credit Agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We used the remaining net proceeds from the offering for general corporate purposes, including funding the V3 and Faros acquisitions. See “Liquidity and Capital Resources” for more information.

RESULTS OF OPERATIONS

Acquisitions

V3 - On January 21, 2014 (the "V3 Acquisition Date"), the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $31.6 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes plus interest held and exchanged by a subsidiary of the Company. The Company holds a controlling 50.1% interest in V3. The acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement ("ASC 820") at the V3 Acquisition Date. Goodwill of $19.4 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.8 million and was determined by the fair value of the consideration.

Faros - On September 20, 2013 (the “Faros Acquisition Date”), we acquired a 50.1% controlling interest in Faros. Faros provides foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands our presence and capabilities in the institutional marketplace. As consideration, we provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the sale purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros EBITDA estimate. Both the $6.9 million and the $3.7 million decreases in the estimated fair value of the Follow-on Payment were recorded in Other income in the consolidated statements of operations. The Company reassessed the Follow-on Payment liability at December 31, 2014 and determined that as the Faros EBITDA targets for 2014 were not met, no Follow-on Payment is due under the terms of Faros Purchase Agreement.

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Faros Acquisition Date. This resulted in the recording of intangible assets of $8.0 million primarily related to customer relationships, which will be amortized over 4 years. Goodwill of $23.0 million was recorded as the fair value of estimated consideration over the estimated fair value of the net assets acquired. In addition, the estimated fair value of a liquidity restriction related to the Follow-on Payment was $0.4 million which is accounted for as deferred compensation and recognized over the term of the restriction in compensation and benefits in the consolidated statements of operations. As a result of the reduction of the Follow-on Payment, the Company did not record deferred compensation associated with the liquidity restriction for the year ended December 31, 2014.

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

The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values at the Lucid Acquisition Date. This resulted in the recording of intangible assets of $84.9 million primarily related to proprietary technology, which will be amortized over a weighted average life of 4.1 years. Goodwill of $236.5 million was recorded as the excess over the estimated fair value of the net assets acquired. In addition, the estimated fair value assigned to the Lucid Liquidity Restriction was $9.4 million, which is accounted for as deferred compensation and recognized over a 3-year term in Compensation and benefits in the consolidated statements of operations. In the second quarter of 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period. We issued 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. In connection with this adjustment, the goodwill initially recorded was reduced by $1.2 million to $235.3 million.

Years Ended December 31, 2014 and 2013

The following table sets forth our consolidated statements of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

	(Amounts in thousands)
Revenues
Retail trading revenue	$338,035	$365,285
Institutional trading revenue	103,199	103,994
Trading revenue	441,234	469,279
Interest income	2,525	2,614
Brokerage interest expense	(714)	(258)
Net interest revenue	1,811	2,356
Other income	20,712	17,953
Total net revenues	463,757	489,588
Operating Expenses
Compensation and benefits	111,716	105,470
Allocation of income to Lucid members for services provided	9,406	21,290
Total compensation and benefits	121,122	126,760
Referring broker fees	80,850	84,231
Advertising and marketing	22,666	27,091
Communication and technology	48,396	38,441
Trading costs, prime brokerage and clearing fees	33,828	30,821
General and administrative	62,808	68,230
Depreciation and amortization	54,945	53,729
Total operating expenses	424,615	429,303
Total operating income	39,142	60,285
Other Expense
Loss on equity method investments, net	1,308	752
Interest on borrowings	12,186	7,673
Income before income taxes	25,648	51,860
Income tax provision	6,001	17,024
Net income	19,647	34,836
Net income attributable to non-controlling interest in FXCM Holdings, LLC	8,960	24,850
Net loss attributable to other non-controlling interests	(6,464)	(4,846)
Net income attributable to FXCM Inc.	$17,151	$14,832

Other Selected Operating and Financial Metrics

	Years Ended December 31,
	2014	2013
Customer equity (in millions)	$1,332	$1,191
Tradable accounts	230,579	188,130
Active accounts	190,377	183,679
Daily average trades - retail customers	439,362	437,947
Daily average trades per active account	2.3	2.4
Total retail trading volume (1) (billions)	4,049	4,068
Retail trading revenue per million traded (1)	84	90
Average retail customer trading volume per day (1) (billions)	15.7	15.8
Daily average trades - institutional customers	42,810	33,387
Institutional trading volumes (1) (billions)	3,079	2,022
Average institutional customer trading volume per day (1) (billions)	11.9	7.8
Trading days	258	258

(1) Volume that an FXCM customer traded in period translated into U.S. dollars.

Highlights

While retail trading volumes in the fourth quarter of 2014 were 53% higher than the fourth quarter of 2013, total retail trading volumes decreased $19.0 billion or 0.5% to $4,049 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease primarily stems from lower currency volatility during the first three quarters of 2014. Total active retail customer accounts at December 31, 2014 were 190,377, an increase of 3.6% from December 31, 2013.

•
During the third quarter of 2014 we began introducing a new retail FX pricing model which was launched in additional jurisdictions during the fourth quarter (See Executive Summary 2014 above for additional details). With the combination of increasing volatility in the fourth quarter of 2014 and the new pricing structure, retail volumes in the fourth quarter of 2014 were 53% higher than the fourth quarter of 2013, and 40% higher than the third quarter of 2014.

•
Total trading revenues decreased $28.0 million or 6.0% to $441.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue per million declined from $90 per million for the year ended December 31, 2013 to $84 per million for the year ended December 31, 2014.

•	Net income increased $2.3 million to a net income of $17.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•
In May 2014 we acquired 6,172 active accounts with $23.4 million in client equity from FXDD and in September 2014 we acquired 13,000 active retail accounts with approximately $54.4 million in client equity from IBFX.

Revenues

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues:
Retail trading revenue	$338,035	$365,285
Institutional trading revenue	103,199	103,994
Trading revenue	441,234	469,279
Interest income	2,525	2,614
Brokerage interest expense	(714)	(258)
Net interest revenue	1,811	2,356
Other income	20,712	17,953
Total net revenues	$463,757	$489,588

Retail trading revenue decreased by $27.3 million or 7.5% to $338.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from retail FX trading was down $31.3 million while CFD revenue was up $4.0 million. Revenue from retail FX trading for the year ended December 31, 2014 was negatively impacted by historically muted currency volatility and the discontinuation of payments for order flow effective August 1, 2014.

Institutional trading revenue decreased by $0.8 million or 0.8% to $103.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net decrease of $0.8 million is primarily due to a decrease of $30.5 million in Lucid revenues, partially offset by revenue from V3 and Faros of $23.1 million and an increase in revenues from our other institutional business of $6.6 million, largely related to increased trading on the FastMatch platform. The decline in Lucid revenues is attributable to the decrease in currency volatility and less attractive order flow for the year ended December 31, 2014 versus the year ended December 31, 2013.

Net interest revenue decreased $0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 as low yields continue to impact this revenue stream.
Other income of $20.7 million for the year ended December 31, 2014 primarily consists of the $3.7 million reduction in the Faros Follow-on Payment (see "Results of Operations, Acquisitions, Faros"), $2.5 million of account dormancy and ancillary fees, $5.8 million related to FSL's brokerage activities, including spread betting, and a credit of $7.5 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate. Other income of $18.0 million for the year ended December 31, 2013 primarily consists of a $6.9 million benefit related to the reduction in the Faros Follow-on Payment recorded in December 2013 (see "Results of Operations, Acquisitions, Faros" for additional information), $7.2 million of FSL's brokerage activities, including spread betting, $3.1 million of account dormancy and ancillary fees and a bad debt recovery of $0.8 million, partially offset by a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate.

Operating Expenses

	Years Ended December 31,
	2014	2013
	(In thousands)
Expenses:
Compensation and benefits	$111,716	$105,470
Allocation of income to Lucid members for services provided	9,406	21,290
Total compensation and benefits	121,122	126,760
Referring broker fees	80,850	84,231
Advertising and marketing	22,666	27,091
Communication and technology	48,396	38,441
Trading costs, prime brokerage and clearing fees	33,828	30,821
General and administrative	62,808	68,230
Depreciation and amortization	54,945	53,729
Total expenses	$424,615	$429,303

Total compensation and employee benefits decreased $5.6 million or 4.4% to $121.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease of $11.9 million in Compensation expense - Allocation of income to Lucid members for services provided. This expense represents the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and will vary based on Lucid's earnings and the allocation of earnings among non-controlling members. Excluding these expenses, compensation and benefits increased $6.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $6.2 million increase is primarily attributable to $9.1 million for V3 and Faros and an increase in salaries and benefits of $3.7 million due to higher average headcount, partially offset by a charge of $3.5 million in connection with the renegotiation of an employee contract recorded in 2013 and lower variable compensation of $3.1 million.

Referring broker fees decreased $3.4 million or 4.0% to $80.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in referring broker fees is correlated to the decrease in indirect volumes of 1.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in indirect volumes is attributable to the decline in currency volatility.

Advertising and marketing expense decreased $4.4 million or 16.3% to $22.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Advertising and marketing spend was curtailed as a result of the low volatility.

Communication and technology expense increased $10.0 million or 25.9% to $48.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is primarily attributable to $7.8 million of V3 and Faros communication and technology costs, $4.3 million higher platform costs for FastMatch, $0.7 million of higher data center charges and $0.3 million higher market data fees, partially offset by $1.5 million of lower third party platform usage costs, $0.9 million lower licensing and maintenance costs, $0.5 million lower network connectivity costs and lower technology costs for FXCMJ of $0.4 million.

Trading costs, prime brokerage and clearing fees increased $3.0 million or 9.8% to $33.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net increase of $3.0 million is primarily attributable to $3.5 million of expense attributable to V3 and $2.7 million of higher prime broker fees primarily related to FastMatch and FXCM Pro, partially offset by $3.6 million of lower trading fees for Lucid due to lower trading activity.

General and administrative expense decreased $5.4 million or 7.9% to $62.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $5.4 million decrease is primarily attributable to a charge of $16.6 million recorded in the year ended December 31, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010 and lower professional fees of $4.0 million. These decreases were partially offset by (i) an accrual of $2.5 million for additional restitution in 2014 related to trade execution practices prior to August 2010; (ii) $2.4 million of general and administrative expense and acquisition related costs for V3; (iii) charges of $3.6 million related to put option payments for Online Courses (see Note 21 to the consolidated financial statements); (iv) $1.9 million of regulatory fines and customer settlements; (v) $0.9 million of higher bank fees; (vi) $0.6 million of higher legal costs;  (vii) $1.9 million of higher local taxes;  (viii) $0.7 million of higher occupancy expenses and (ix) $0.5 million of higher U.K. regulatory fees.

Depreciation and amortization expense increased $1.2 million or 2.3% to $54.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $1.2 million increase is primarily attributable to an increase in amortization expense of $3.1 million related to capitalized software, a $1.1 million impairment charge in 2014 to write down the value of an electronic FX option trading platform and $3.4 million related to intangible amortization expense for intangibles acquired in the V3 and Faros acquisitions and current year customer account acquisitions, partially offset by lower depreciation and amortization of $2.8 million from fully amortized assets and an impairment charge recorded in 2013 of $3.5 million to write down the value of an electronic FX option trading platform.

Non-Operating Expenses

	Years Ended December 31,
	2014	2013
	(In thousands)
Contractual interest expense
Credit Agreement	$985	$869
Lucid Promissory Notes	178	405
Convertible Notes(1)	3,881	2,232
Amortization of Debt Discount
Convertible Notes(1)	5,275	2,904
Amortization of Debt Issuance Costs
Credit Agreement	658	564
Convertible Notes(1)	1,209	699
Total interest expense	$12,186	$7,673

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

The following table presents the weighted average borrowings under the Credit Agreement, the Lucid Promissory Notes and the Convertible Notes:

	Years Ended December 31,
	2014	2013
	(in millions)
Credit agreement	$36.1	$34.9
Lucid Promissory Notes	7.9	18.1
Convertible Notes	148.8	83.7

Income Taxes

	Years Ended December 31,
	2014	2013
	(In thousands, except percentages)
Income before income taxes	$25,648	$51,860
Income tax provision	6,001	17,024
Effective tax rate	23.4%	32.8%

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

Our income tax provision decreased $11.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our effective tax rate decreased to 23.4% for the year ended December 31, 2014 from 32.8% for the year ended December 31, 2013. The decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a decrease in the contingent liability for the payment due under the tax receivable agreement which is treated as a non-taxable item. The tax receivable agreement liability decreased because the projected rate at which we will pay the former Holdings unit holders for the realized tax benefit decreased. Additionally, a higher portion of our foreign income was taxed at rates lower than the Federal tax rate, thereby lowering our effective tax rate. The above benefit was partially offset by an increase in our ownership in Holdings. The increase in our ownership in Holdings is due to members of Holdings exchanging their membership units for our Class A common stock. Our effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to FXCM Inc., and therefore taxable, increases. The effect of Holdings members' unit exchanges is partially offset by our Class A common stock repurchases. Anytime we repurchase shares of our Class A common stock, Holdings enters into an equivalent Holdings membership unit transaction with us. The effect of these repurchases decreases our ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to FXCM Inc.

Years Ended December 31, 2013 and 2012

The following table sets forth our consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(Amounts in thousands)
Revenues
Retail trading revenue	$365,285	$339,685
Institutional trading revenue	103,994	62,033
Trading revenue	469,279	401,718
Interest income	2,614	3,571
Brokerage interest expense	(258)	(277)
Net interest revenue	2,356	3,294
Other income	17,953	12,303
Total net revenues	489,588	417,315
Operating Expenses
Compensation and benefits	105,470	105,779
Allocation of income to Lucid members for services provided	21,290	—
Total compensation and benefits	126,760	105,779
Referring broker fees	84,231	76,585
Advertising and marketing	27,091	30,860
Communication and technology	38,441	37,113
Trading costs, prime brokerage and clearing fees	30,821	16,935
General and administrative	68,230	63,043
Depreciation and amortization	53,729	36,773
Total operating expenses	429,303	367,088
Total operating income	60,285	50,227
Other Expense
Loss on equity method investments, net	752	—
Interest on borrowings	7,673	2,763
Income before income taxes	51,860	47,464
Income tax provision	17,024	8,986
Net income	34,836	38,478
Net income attributable to non-controlling interest in FXCM Holdings, LLC	24,850	23,131
Net (loss) income attributable to other non-controlling interests	(4,846)	6,389
Net income attributable to FXCM Inc.	$14,832	$8,958

Other Selected Operating Financial Metrics

	Years Ended December 31,
	2013	2012
Customer equity (in millions)	$1,191	$1,191
Tradable accounts	188,130	190,217
Active accounts	183,679	170,930
Daily average trades - retail customers	437,947	364,417
Daily average trades per active account	2.4	2.1
Total retail trading volume (1) (billions)	4,068	3,601
Retail trading revenue per million traded (1)	90	94
Average retail customer trading volume per day (1) (billions)	15.8	13.9
Daily average trades - institutional customers	33,387	14,136
Institutional trading volumes (1) (billions)	2,022	1,178
Average institutional customer trading volume per day (1) (billions)	7.8	4.6
Trading days	258	259

(1) Volume that an FXCM customer traded in period translated into U.S. dollars.

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

•
On June 18, 2012, we purchased a 50.1% interest in Lucid, an electronic market maker and trader in the institutional FX spot and futures markets headquartered in the U.K. in order to expand our presence and capabilities in the institutional market place.

•
In the second quarter of 2012, we invested in FastMatch, a newly formed third party ECN for spot FX trading that offers customers access to large pools of diversified liquidity with the speed and transparency of equities trading and with a customer target of retail brokers, institutions, banks, hedge funds and proprietary trading firms.

•	In September 2013, we purchased a 50.1% interest in Faros, a provider of foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market.

Despite historically low currency volatility, our customer metrics and financial results improved in 2013 when compared to 2012:

•	Retail trading volume increased 13% to $4,068 billion.

•	Institutional trading volume increased 72% to $2,022 billion.

•	Reported net income decreased $3.6 million, or 9.5%, to $34.8 million.

•	Non-GAAP Adjusted net income increased $25.3 million, or 51.6%, to $74.2 million.

Revenues

	Years Ended December 31,
	2013	2012
	(In thousands)
Revenues:
Retail trading revenue	$365,285	$339,685
Institutional trading revenue	103,994	62,033
Trading revenue	469,279	401,718
Interest income	2,614	3,571
Brokerage interest expense	(258)	(277)
Net interest revenue	2,356	3,294
Other income	17,953	12,303
Total net revenues	$489,588	$417,315

Retail trading revenue increased by $25.6 million or 7.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. While revenue per million decreased 4.3% revenue overall increased, primarily due to an increase in revenues earned from CFD trading offset by lower revenue from retail FX trading. The decline in revenue from retail FX trading, despite the volume increase of 13%, is driven by a higher proportion of volume coming from Yen-based currency pairs in 2013, where we earn a lower mark-up on these trades.

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

Other income of $17.9 million for the year ended December 31, 2013 primarily consists of a $6.9 million benefit related to an adjustment recorded in December 2013 to reduce the initial contingent consideration recorded for the Faros acquisition (see "Results of operations, Acquisitions, Faros" for additional information), $3.1 million of account dormancy and ancillary fees, $7.2 million of FSL's brokerage activities and a bad debt recovery of $0.8 million, offset by a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate. Other income of $12.3 million for the year ended December 31, 2012 primarily consists of $3.0 million of account dormancy and ancillary fees, $5.9 million of FSL's brokerage activities and $1.4 million from a settlement with the former owners of ODL. The increase in FSL’s brokerage revenue relates to our London Metals Exchange ("LME") desk which commenced trading in the second quarter of 2012.

Expenses

	Years Ended December 31,
	2013	2012
	(In thousands)
Expenses:
Compensation and benefits	$105,470	$105,779
Allocation of income to Lucid members for services provided	21,290	—
Total compensation and benefits	126,760	105,779
Referring broker fees	84,231	76,585
Advertising and marketing	27,091	30,860
Communication and technology	38,441	37,113
Trading costs, prime brokerage and clearing fees	30,821	16,935
General and administrative	68,230	63,043
Depreciation and amortization	53,729	36,773
Total expenses	$429,303	$367,088

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

Non-Operating Expenses

	Years Ended December 31,
	2013	2012
	(In thousands)
Contractual interest expense
Credit Agreement	$869	$913
Lucid Promissory Notes	405	1,546
Convertible Notes(1)	2,232	—
Amortization of Debt Discount
Convertible Notes(1)	2,904	—
Amortization of Debt Issuance Costs
Credit Agreement	564	304
Convertible Notes(1)	699	—
Total interest expense	$7,673	$2,763

(1) Convertible Notes were issued June 3, 2013. See “Liquidity and Capital Resources” for more information.

The following table presents the weighted average borrowings under the Credit Agreement, the Lucid Promissory Notes and the Convertible Notes:

	Years Ended December 31,
	2013	2012
	(In millions)
Credit agreement	$34.9	$41.2
Lucid Promissory Notes	18.1	44.2
Convertible Notes	83.7	—

Income Taxes

	Years Ended December 31,
	2013	2012
	(In thousands, except percentages)
Income before income taxes	$51,860	$47,464
Income tax provision	17,024	8,986
Effective tax rate	32.8%	18.9%

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

Segment Results

Years Ended December 31, 2014, 2013 and 2012

Retail Trading

Retail Trading is our largest segment and consists of providing FX trading and related services to nearly 200,000 active retail customers globally as of December 31, 2014.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues	$349,630	$379,840
Operating and other expenses	210,550	219,016
Income before income taxes	$139,080	$160,824

Revenues from our Retail Trading segment decreased $30.2 million or 8.0% to $349.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $30.2 million decrease is primarily due to $27.3 million lower retail FX trading revenue. Revenue from retail FX trading was down $31.3 million while CFD revenue was up by $4.0 million. Revenue from retail FX trading for the year ended December 31, 2014 was impacted by historically muted currency volatility and the discontinuation of payments for order flow effective August 1, 2014. Other income was lower by $2.8 million primarily due to $0.6 million lower revenue from dormancy and ancillary fees, $1.4 million lower revenue from FSL's brokerage activities and a bad debt recovery of $0.8 million in the year ended December 31, 2013.

Operating and other expenses decreased $8.5 million or 3.9% to $210.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net decrease is primarily attributable to lower referring broker fees of $3.4 million related to lower indirect trading volume, a charge of $3.5 million in connection with the renegotiation of an employee contract recorded in 2013, lower advertising costs of $4.4 million due to reduced spend related to the lower volatility and lower compensation costs of $1.0 million, partially offset by $3.9 million in higher amortization expense primarily related to capitalized software and amortization of intangibles related to current year account acquisitions, partially offset by $1.6 million of lower amortization for fully amortized assets, higher bank fees of $0.9 million and $0.5 million of higher U.K. regulatory fees.

Revenues, operating and other expenses and income before income taxes of the Retail Trading segment for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Revenues	$379,840	$355,282
Operating and other expenses	219,016	218,018
Income before income taxes	$160,824	$137,264

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

Institutional Trading

Revenues, operating and other expenses, loss on equity method investments and (loss) income before income taxes of the Institutional Trading segment for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues	$106,663	$110,957
Operating and other expenses	109,247	98,839
Loss on equity method investments, net	888	697
(Loss) income before income taxes	$(3,472)	$11,421

Revenues for our Institutional Trading segment decreased by $4.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net decrease of $4.3 million is primarily due to a decrease of $30.5 million in Lucid's revenue attributable to the decrease in currency volatility and less attractive order flow for the year ended December 31, 2014 versus the year ended December 31, 2013, partially offset by revenue from V3 and Faros of $23.1 million and increased revenue from our other institutional business of $6.6 million, largely due to increased trading on the FastMatch platform. Other income for the Institutional Trading segment includes the $3.7 million reduction in the Faros Follow-on Payment recorded in 2014 and the $6.9 million reduction in the Faros Follow-on Payment recorded in 2013.

Operating and other expenses increased $10.4 million to $109.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily due to V3 and Faros operating expenses of $22.9 million, $4.3 million higher platform costs for FastMatch, higher prime broker fees of $2.3 million, a $1.1 million impairment charge to write down the value of an electronic FX option trading platform in 2014 and an increase of $2.5 million in depreciation and amortization attributable to amortization of intangibles for the Faros and V3 acquisitions. These increases are partially offset by a decrease in Lucid operating expenses of $15.9 million, including $11.9 million of compensation expense representing the portion of the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid and lower trading costs of $3.6 million due to the lower trading revenue, lower variable compensation for FXCM Pro of $0.4 million, lower platform costs of $1.3 million for FXCM Pro and lower depreciation due to an impairment charge of $3.5 million to write down the value of an electronic FX option trading platform in 2013 and lower depreciation of $1.2 million for fully depreciated assets.

The Institutional Trading segment includes equity investment losses related to our share of FastMatch's earnings.

Revenues, operating and other expenses, loss on equity method investments and income before income taxes of the Institutional Trading segment for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Revenues	$110,957	$62,033
Operating and other expenses	98,839	45,164
Loss on equity method investments, net	697	—
Income before income taxes	$11,421	$16,869

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

Operating and other expenses increased $53.7 million or 118.8% to $98.8 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, attributable to (i) compensation and benefits increased $26.6 million as a result of the inclusion of Allocation of income to Lucid members for services provided of $21.3 million for the portion of the 49.9% of Lucid’s earnings allocated among the non-controlling members of Lucid based on services provided to Lucid. Compensation and benefits also increased due to higher salaries and bonus for the FXCM Pro business and a full year of amortization of deferred compensation expense for Lucid; (ii) communication and technology costs increased $2.8 million primarily due to $1.2 million related to Lucid expenses for the full year in 2013 versus six and a half months in 2012, $0.8 million for FastMatch expenses and $0.5 million increased expenses for FXCM Pro; (iii) trading costs, prime brokerage and clearing fees increased $12.0 million primarily attributable to $10.5 million due to the inclusion of Lucid expenses for the full year in 2013 versus six and a half months in 2012 and higher prime broker fees for FXCM Pro and FastMatch; (iv) depreciation and amortization increased $14.1 million due primarily to $10.0 of Lucid expense for intangible amortization for the full year in 2013 versus six and a half months in 2012 and a $3.5 million impairment charge to write down the value of an electronic FX option trading platform. These increases were partly offset by $1.2 million of lower referring broker fees for FXCM Pro and $1.1 million of lower interest expense on the Lucid Promissory Notes issued in conjunction with the acquisition.

The Institutional Trading segment includes equity investment losses related to our share of FastMatch's earnings.

Corporate

Revenues, operating and other expenses, loss on equity method investments and loss before income taxes of the Corporate segment for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues	$7,464	$(1,209)
Operating and other expenses	117,004	119,121
Loss on equity method investments, net	420	55
Loss before income taxes	$(109,960)	$(120,385)

Loss before income taxes decreased $10.4 million or 8.7% to $110.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Revenue for the Corporate segment for the year ended December 31, 2014 includes a credit of $7.5 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate recorded in Other income in the consolidated statements of operations, versus a charge of $1.2 million for the remeasurement of our tax receivable agreement liability recorded in Other income in the year ended December 31, 2013.

The decrease in operating and other expenses of $2.1 million is primarily attributable to (i) a charge of $16.6 million recorded in 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010; (ii) lower professional fees of $3.4 million; (iii) lower variable compensation of $2.2 million and (iv) lower communication and technology costs of $0.8 million, partially offset by (i) interest on the Convertible Notes of $4.5 million; (ii) charges of $3.6 million related to put options payments for Online Courses (see Note 21 to the consolidated financial statements); (iii) an accrual of $2.5 million for additional restitution related to trade execution practices prior to August 2010; (iv) $1.9 million related to regulatory and customer settlements; (v) increased compensation and benefits of $4.5 million primarily due to higher average headcount; (vi) $0.8 million of higher legal costs; (vii) $1.8 million of higher local taxes and (viii) higher occupancy costs of $0.5 million.

The Corporate segment includes equity investment losses related to our share of equity method investment earnings.

Revenues, operating and other expenses, loss on equity method investments and loss before income taxes of the Corporate segment for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Revenues	$(1,209)	—
Operating and other expenses	119,121	106,669
Loss on equity method investments, net	55	—
Loss before income taxes	$(120,385)	$(106,669)

Loss before income taxes increased $13.7 million or 12.9% to $120.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily attributable to $5.8 million of interest expense on the Convertible Notes and a $5.4 million increase in general and administrative expense, primarily due to an expense of $16.6 million pertaining to a settlement with the FCA regarding pre August 2010 trade execution practices and general and administrative expense for the year ended December 31, 2012 includes a $4.2 million accrual established to settle certain trading system matters with the Financial Services Agency of Japan. Excluding these settlements, general and administrative expense decreased $7.0 million. The $7.0 million decrease is primarily attributable to (i) $1.0 million of one-time costs incurred in the first quarter of 2012 related to the relocation of FXCMJ's operations and system redundancy; (ii) $1.2 million decrease in U.K. extraordinary levy (iii) $1.6 million of acquisition costs incurred in the second quarter of 2012; (iv) $1.1 million lower professional fees for FSL, primarily audit costs, and (v) $0.5 million lower U.K. consumption taxes. The remainder of the increase is primarily due to an increase in compensation and benefits of $2.7 million due to higher headcount, variable compensation and stock compensation expense, partly offset by lower communication costs of $1.5 million. Revenues include a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate.

The Corporate segment includes equity investment losses related to our share of equity method investment earnings.

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2014
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$93,813	$87,826	$73,736	$82,660
Institutional trading revenues	30,845	24,417	21,787	26,150
Trading revenue	124,658	112,243	95,523	108,810
Interest income	632	637	693	563
Brokerage interest expense	(255)	(199)	(164)	(96)
Net interest income	377	438	529	467
Other income	9,640	3,466	1,875	5,731
Total net revenues	134,675	116,147	97,927	115,008
Operating Expenses
Compensation and benefits	25,433	27,572	28,821	29,890
Allocation of income to Lucid members for services provided	2,635	1,483	2,315	2,973
Total compensation and benefits	28,068	29,055	31,136	32,863
Referring broker fees	24,235	20,998	16,495	19,122
Advertising and marketing	4,014	5,071	7,084	6,497
Communication and technology	10,712	13,434	12,031	12,219
Trading costs, prime brokerage and clearing fees	9,571	8,021	8,030	8,206
General and administrative	13,910	17,219	15,611	16,068
Depreciation and amortization	14,152	15,041	13,122	12,630
Total operating expenses	104,662	108,839	103,509	107,605
Total operating income (loss)	30,013	7,308	(5,582)	7,403
Other Expenses
Loss on equity method investments, net	(398)	(376)	(224)	(310)
Interest on borrowings	3,065	3,028	3,096	2,997
Income (loss) before income taxes	26,550	3,904	(8,902)	4,096
Income tax provision (benefit)	4,353	1,144	(747)	1,251
Net income (loss)	22,197	2,760	(8,155)	2,845
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	7,204	1,538	(2,209)	2,427
Net loss attributable to other non-controlling interests	(767)	(1,170)	(2,868)	(1,659)
Net income (loss) attributable to FXCM Inc.	$15,760	$2,392	$(3,078)	$2,077

	For the Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss) (in thousands)	$15,760	$2,392	$(3,078)	$2,077
Net income (loss) per Class A Share:
Basic	$0.36	$0.06	$(0.08)	$0.05
Diluted	$0.35	$0.05	$(0.08)	$0.05

	For the Year Ended December 31, 2013
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$82,989	$86,974	$104,068	$91,254
Institutional trading revenues	21,790	22,856	31,792	27,556
Trading revenue	104,779	109,830	135,860	118,810
Interest income	728	537	670	679
Brokerage interest expense	(71)	(63)	(69)	(55)
Net interest income	657	474	601	624
Other income	7,907	2,944	3,672	3,430
Total net revenues	113,343	113,248	140,133	122,864
Operating Expenses

Compensation and benefits	26,541	28,809	26,587	23,533
Allocation of Income to Lucid members	3,290	2,996	15,004	—
Total compensation and benefits	29,831	31,805	41,591	23,533
Referring broker fees	19,750	20,709	22,422	21,350
Advertising and marketing	7,278	6,305	6,157	7,351
Communication and technology	10,210	10,111	9,765	8,355
Trading costs, prime brokerage and clearing fees	7,113	6,809	8,961	7,938
General and administrative	14,387	27,949	13,423	12,471
Depreciation and amortization	16,425	12,849	12,481	11,974
Total operating expenses	104,994	116,537	114,800	92,972
Total operating income (loss)	8,349	(3,289)	25,333	29,892
Other Expenses
Loss on equity method investments, net	(24)	(183)	(397)	(148)
Interest on borrowings	2,697	2,869	1,290	817
Income (loss) before income taxes	5,628	(6,341)	23,646	28,927
Income tax provision	231	2,444	6,390	7,959
Net income (loss)	5,397	(8,785)	17,256	20,968
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	3,660	(3,133)	14,093	10,230
Net (loss) income attributable to other non-controlling interests	(1,233)	(530)	(6,961)	3,878
Net income (loss) attributable to FXCM Inc.	$2,970	$(5,122)	$10,124	$6,860

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss) (in thousands)	$2,970	$(5,122)	$10,124	$6,860
Net income (loss) per Class A Share:
Basic	$0.08	$(0.15)	$0.33	$0.24
Diluted	$0.08	$(0.15)	$0.32	$0.23

	For the Year Ended December 31, 2012
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Retail trading revenues	$83,852	$85,237	$77,870	$92,726
Institutional trading revenues	19,125	25,868	11,220	5,820
Trading revenue	102,977	111,105	89,090	98,546
Interest income	661	990	1,059	860
Brokerage interest expense	(42)	(66)	(78)	(91)
Net interest income	619	924	981	769
Other income	4,498	2,919	1,612	3,274
Total net revenues	108,094	114,948	91,683	102,589
Operating Expenses
Compensation and benefits	24,604	24,156	33,802	23,217
Referring broker fees	17,720	18,708	19,968	20,189
Advertising and marketing	7,594	7,509	7,487	8,270
Communication and technology	10,522	9,600	8,611	8,380
Trading costs, prime brokerage and clearing fees	6,748	6,981	1,893	1,313
General and administrative	14,152	13,681	16,813	18,397
Depreciation and amortization	12,012	11,717	6,863	6,181
Total operating expenses	93,352	92,352	95,437	85,947
Total operating income (loss)	14,742	22,596	(3,754)	16,642
Other Expenses
Interest on borrowings	1,065	1,158	271	269
Income (loss) before income taxes	13,677	21,438	(4,025)	16,373
Income tax provision (benefit)	4,130	3,598	(1,109)	2,367
Net income (loss)	9,547	17,840	(2,916)	14,006
Net income (loss) attributable to non-controlling interest	6,549	13,327	(1,475)	11,118
Net income (loss) attributable to FXCM Inc.	$2,998	$4,513	$(1,441)	$2,888

	For the Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net income (loss) (in thousands)	$2,998	$4,513	$(1,441)	$2,888
Net income (loss) per Class A Share:
Basic and Diluted	$0.11	$0.17	$(0.06)	$0.16

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of December 31, 2014, we had cash and cash equivalents of $338.8 million. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. In addition, while we currently intend to permanently reinvest the earnings of certain foreign subsidiaries, a change in this decision in the future could increase our effective tax rate. At December 31, 2014, approximately 21.6% of our cash and cash equivalents was held in these respective foreign subsidiaries.

	As of December 31, 2014
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, L.L.C.	U.S.	$30.0	$69.5	$39.5
Forex Capital Markets Limited	U.K.	29.2	101.6	72.4
FXCM Asia Limited	Hong Kong	14.8	31.2	16.4
FXCM Australia, Ltd.	Australia	0.8	3.0	2.2
ODL Group Limited	U.K.	3.0	25.5	22.5
FXCM Securities Limited	U.K.	5.2	40.2	35.0
FXCM Japan Securities Co., Ltd.	Japan	6.3	36.3	30.0
Lucid Markets LLP	U.K.	3.8	22.8	19.0
Faros Trading LLC	U.S.	—	0.4	0.4

We filed a shelf registration statement on Form S-3 with the SEC on October 4, 2012. The shelf registration statement provides us with the ability to offer, from time to time and subject to market conditions, debt securities, preferred stock, common stock, depositary shares, purchase contracts warrants or units for proceeds in the aggregate amount of up to $125.0 million. The shelf registration statement is intended to give us greater flexibility to efficiently raise capital and put us in a position to take advantage of favorable market conditions as they arise. Any issuances under the shelf registration will be subject to the terms and conditions of the Leucadia financing.

Cash Flow and Capital Expenditures

Years Ended December 31, 2014 and 2013

The following table sets forth a summary of our cash flows for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$42,118	$123,572
Cash used in investing activities	(62,768)	(70,720)
Cash provided by financing activities	1,150	47,243
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,931)	(7,182)
Net (decrease) increase in cash and cash equivalents	(26,431)	92,913
Cash and cash equivalents – end of year	$338,814	$365,245

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
	(In thousands)
EBITDA(1)	$92,779	$113,262
Non-cash equity-based compensation	13,047	13,959
Net interest payments	(5,020)	(3,449)
Net income tax payments	(2,329)	(6,936)
All other, net, including net current assets and liabilities	(56,359)	6,736
Net cash provided by operating activities	$42,118	$123,572
_____________

(1)	See Non-GAAP Financial Measures

Cash provided by operating activities decreased $81.5 million to $42.1 million in 2014 when compared to 2013. The decrease was primarily attributable to a decrease in EBITDA, an increase in net due from broker balances of $20.9 million, of which approximately $17.4 million is due to the funding of prime broker accounts for V3 and $3.5 million is due to the timing of settlements, an increase in time deposits held by FXCMJ of $8.3 million and $16.6 million of restitution and penalty payments related to trade execution practices of UK LTD and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
	(In thousands)
Capital expenditures	$(22,202)	$(23,416)
Acquisitions, net of cash acquired	(29,251)	(32,312)
Payment for equity investment	—	(3,000)
Issuance of notes receivable	(1,500)	(11,942)
Purchase of intangible assets	(9,815)	(50)
Net cash used in investing activities	$(62,768)	$(70,720)

Cash used in investing activities of $62.8 million in the year ended December 31, 2014 consisted primarily of $19.5 million for the V3 acquisition, $22.2 million of capital expenditures, $9.8 million to FXDD and IBFX for the acquisition of customer accounts, and $9.8 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition. Capital expenditures for the year ended December 31, 2014 included $15.6 million of capitalized software, software licenses of $2.3 million and $3.1 million of computer equipment.

Cash used in investing activities of $70.7 million in the year ended December 31, 2013 consisted of capital expenditures of $23.4 million, $28.4 million pay down of the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition, $3.9 million related to the Faros acquisition, $11.9 million for the acquisition of notes receivable issued by Infinium Capital and a $3.0 million payment for our investment in FastMatch.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
	(In thousands)
Distributions to non-controlling members	$(24,179)	$(14,147)
Contributions from other non-controlling members	2,540	5,650
Dividends paid	(11,124)	(9,602)
Proceeds from exercise of stock options	11,173	22,499
Common stock repurchases	(2,260)	(28,080)
Proceeds from issuance of senior convertible notes, net of debt issuance costs	—	166,453
Purchase of convertible note hedges	—	(29,101)
Proceeds from sale of warrants	—	18,571
Net borrowings (payments) under the credit agreement	25,000	(85,000)
Net cash provided by financing activities	$1,150	$47,243

Cash provided by financing activities in the year ended December 31, 2014 decreased by $46.1 million. In June 2013, we received net proceeds of $166.5 million from the issuance of the senior convertible notes and used $80.0 million of the proceeds to pay down outstanding borrowings under the Credit Agreement. The $10.0 million increase in distributions to non-controlling members during the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily attributable to a distribution of $20.6 million to the non-controlling members of Lucid in the year ended December 31, 2014, partially offset by a decrease in distributions to the non-controlling members of Holdings as a result of the decrease in net income and the decrease in Holdings' non-controlling interest ownership. The $1.5 million increase in dividends paid to FXCM Inc.'s Class A common stockholders during the year ended December 31, 2014 compared to the year ended December 31, 2013 is attributable to the increase in the number of FXCM Inc.'s Class A common shares outstanding due to the non-controlling members of Holdings exchanging their membership units for FXCM Inc.'s Class A common stock and stock option exercises. During the year ended December 31, 2014, net borrowings under the Credit Agreement were $25.0 million. In 2013, we made net payments of $85.0 million towards outstanding Credit Agreement borrowings primarily using the proceeds from the Convertible Debt Offering.

Years Ended December 31, 2013 and 2012

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$123,572	$102,134
Cash used in investing activities	(70,720)	(67,952)
Cash provided by financing activities	47,243	56,364
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,182)	(2,935)
Net increase in cash and cash equivalents	92,913	87,611
Cash and cash equivalents – end of year	$365,245	$272,332

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
	(In thousands)
EBITDA(1)	$113,262	$87,000
Non-cash equity-based compensation	13,959	22,979
Net interest payments	(3,449)	(2,334)
Net income tax payments	(6,936)	(12,617)
All other, net, including net current assets and liabilities	6,736	7,106
Net cash provided by operating activities	$123,572	$102,134
______________

(1)	See Non-GAAP Financial Measures

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

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
Capital expenditures	$(23,416)	$(27,263)
Acquisitions, net of cash acquired	(32,312)	(36,555)
Payment for equity investment	(3,000)	(4,000)
Issuance of notes receivable	(11,942)	—
Other	(50)	(134)
Net cash used in investing activities	$(70,720)	$(67,952)

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

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2013	2012
Distributions to non-controlling members	$(14,147)	$(14,926)
Contributions from other non-controlling members	5,650	578
Dividends paid	(9,602)	(6,813)
Proceeds from exercise of stock options	22,499	—
Common stock repurchases	(28,080)	(7,475)
Proceeds from issuance of senior convertible notes, net of debt issuance costs	166,453	—
Purchase of convertible note hedges	(29,101)	—
Proceeds from sale of warrants	18,571	—
Net (payments) borrowings under the Credit Agreement	(85,000)	85,000
Net cash provided by financing activities	$47,243	$56,364

Cash provided by financing activities in 2013 decreased by $9.1 million compared to $56.4 million provided in 2012. In June 2013 we received net proceeds of $166.5 million from the Convertible Notes. We used $10.5 million of the net proceeds to fund the net cost of the convertible note hedge and warrant transactions entered into concurrently with the issuance of the Convertible Notes and repaid $80.0 million of outstanding borrowings under our revolving credit agreement. Distributions to non-controlling members were approximately $14.1 million in 2013 compared to $14.9 million in 2012. The decrease in distributions is primarily attributable to the decrease in the non-controlling ownership of Holdings. As of December 31, 2013, non-controlling members owned approximately 45.2% of Holdings compared to 57.5% as of December 31, 2012. Dividends paid to our Class A common stockholders were $9.6 million in 2013 compared to $6.8 million in 2012. The increase in dividends paid is due to the increase in our outstanding Class A common stock. In 2013, our weighted average Class A common stock shares outstanding were 34.0 million compared to 24.1 million in 2012. In 2013, we used approximately $28.1 million for repurchases of our Class A common stock compared to $7.5 million in 2012. As previously mentioned, our board of directors has approved a Stock Repurchase Program aggregating $80.0 million and through December 31, 2013, we repurchased 5.0 million shares for $61.9 million under this Stock Repurchase Program. The size and timing of these purchases are based on a number of factors, including price, business and market conditions. In 2012, we borrowed $85.0 million under the Credit Agreement. The funds were primarily used to pay down the $64.0 million of notes that were issued in connection with the acquisition of Lucid.

Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement was guaranteed by certain subsidiaries of Holdings and was secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

As of December 31, 2014 and 2013, Holdings’ outstanding balance under the Credit Agreement was $25.0 million and nil, respectively.

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs was $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014 and 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was $36.1 million and $34.9 million, respectively. During the years ended December 31, 2014 and 2013, the weighted average interest rate related to the Credit Agreement was 2.7% and 2.4%, respectively.

In connection with the events described in Note 30 “Subsequent Events” in the Notes to Consolidated Financial Statements, Holdings' outstanding borrowings under the Credit Agreement of $25.0 million, including accrued interest and fees of $0.1 million, were repaid in full and the Credit Agreement was terminated effective January 20, 2015.

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

Lucid Notes Payable

In connection with the Lucid acquisition, we issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million which matured on December 21, 2012. On December 21, 2012, in satisfaction of the matured notes we repaid $64.0 million in cash and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance with a maturity date of December 21, 2013. The notes were repaid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period and we issued six-month 2.25% unsecured promissory notes to the Lucid sellers for this purchase price increase. The notes matured on December 21, 2013. In satisfaction of the matured notes, we repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million with a maturity date of June 6, 2014.

When the notes matured on June 6, 2014, we repaid $2.3 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $7.5 million with a maturity date of December 6, 2014. In satisfaction of the matured notes, we repaid the $7.5 million on December 6, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations	$42,026	$6,354	$12,522	$6,595	$16,555
Credit Agreement (1)	25,074	25,074	—	—	—
Convertible Notes	186,084	3,881	182,203	—	—
Tax Receivable Agreement (2)	150,576	5,352	—	—	145,224
Vendor obligations	415	—	415	—	—
Total	$404,175	$40,661	$195,140	$6,595	$161,779

(1)
In connection with the events described in Note 30 “Subsequent Events” in the Notes to Consolidated Financial Statements, Holdings' outstanding borrowings under the Credit Agreement of $25.0 million, including accrued interest and fees of $0.1 million, were repaid in full and the Credit Agreement was terminated effective January 20, 2015.

(2)	The amount reflected as an obligation due in more than 5 years represents the estimated contingent liability. Payment of the liability will be determined based on the profitability of the Company.

Future commitments related to the Leucadia financing are not reflected in the above table. See Note 30 “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

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

2.
Compensation Expense. Adjustments have been made to eliminate expense relating to stock-based compensation relating to the Company’s IPO, costs associated with the renegotiation or termination of certain employment contracts, as well as costs associated with the acquisition of V3 Markets, LLC. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
Lucid Minority Interest/Compensation Expense. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided. Adjustments have been made to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net income (loss) attributable to other non-controlling interests.” The Company's management believes that this reclassification provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

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

Reconciliation of GAAP Reported to Non-GAAP Adjusted Financial Measures(1)

	For the Years Ended December 31,
	2014			2013			2012
	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures	U.S. GAAP Basis As Reported	Non-GAAP Adjustments	Non-GAAP Measures

Net revenues(2)	$463,757	$(11,136)	$452,621	$489,588	$(5,750)	$483,838	$417,315	$—	$417,315

Compensation and benefits(3)	$121,122	$(17,557)	$103,565	$126,760	$(33,579)	$93,181	$105,779	$(21,475)	$84,304

Communication and technology(4)	$48,396	$(206)	$48,190	$38,441	$—	$38,441	$37,113	$—	$37,113

General and administrative(5)	$62,808	$(7,860)	$54,948	$68,230	$(16,908)	$51,322	$63,043	$(4,426)	$58,617

Depreciation and amortization(6)	$54,945	$(1,097)	$53,848	$53,729	$(3,454)	$50,275	$36,773	$—	$36,773

Total operating income	$39,142	$15,584	$54,726	$60,285	$48,191	$108,476	$50,227	$25,901	$76,128

Income before income taxes	$25,648	$15,584	$41,232	$51,860	$48,191	$100,051	$47,464	$25,901	$73,365

Income tax provision(7)	$6,001	$3,761	$9,762	$17,024	$8,783	$25,807	$8,986	$15,403	$24,389

Net income	$19,647	$11,823	$31,470	$34,836	$39,408	$74,244	$38,478	$10,498	$48,976

Net income attributable to non-controlling interest in FXCM Holdings, LLC(8)	$8,960	$(8,960)	$—	$24,850	$(24,850)	$—	$23,131	$(23,131)	$—

Net (loss) income attributable to other non-controlling interests(9)	$(6,464)	$9,696	$3,232	$(4,846)	$21,290	$16,444	$6,389	$—	$6,389

Net income attributable to FXCM Inc.	$17,151	$11,087	$28,238	$14,832	$42,968	$57,800	$8,958	$33,629	$42,587

Diluted weighted average shares outstanding as reported and Non-GAAP fully exchanged, fully diluted weighted average shares outstanding(10)	$44,010		$79,792	$33,957		$76,361	$24,086		$73,896

Diluted net income per share as reported and adjusted Non-GAAP net income per fully exchanged, fully diluted weighted average shares outstanding	$0.39	$(0.04)	$0.35	$0.44	$0.32	$0.76	$0.37	$0.21	$0.58

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with U.S. GAAP.
(2) Represents the elimination of a $7.4 million benefit in 2014 ($0.3 million in the third quarter and $7.1 million in the fourth quarter) and a $1.2 million charge in the fourth quarter of 2013 attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate and the elimination of a $3.7 million and a $6.9 million benefit recorded to reduce the contingent consideration related to the Faros acquisition in the first quarter of 2014 and the fourth quarter of 2013, respectively.
(3) Represents the elimination of stock-based compensation associated with the IPO, the elimination of V3 acquisition costs in the first quarter of 2014, an expense of $3.5 million connected to the renegotiation of an employment contract in 2013, severance and stock based compensation in connection with the termination or renegotiation of certain employment contracts in 2012 and the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests.
(4) Represents the elimination of V3 acquisition costs in the first quarter of 2014.
(5) Represents the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines in 2014 and 2013, the charge related to put option payments for Online Courses in 2014 ($1.3 million in the second quarter 2014 and $2.3 million in the third quarter 2014), the elimination of V3 acquisition costs in the first quarter of 2014 and the elimination of Lucid acquisition costs and costs (including client reimbursements) associated with the settlement of trade execution practices in Japan in 2012.
(6) Represents a $1.1 million and $3.5 million impairment charge to write down the value of an electronic foreign exchange trading platform in the third quarter of 2014 and the fourth quarter of 2013 respectively.
(7) Represents an adjustment to reflect the assumed effective corporate tax rate of approximately 23.7%, 25.8% and 33.2% for the years ended December 31, 2014, 2013 and 2012, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. The adjustment assumes full exchange of existing unitholders' Holdings Units for shares of Class A common stock of the Corporation and reflects the tax effect of any Non-GAAP adjustments.
(8) Represents the elimination of the non-controlling interest associated with the ownership by existing unitholders of Holdings (excluding FXCM, Inc.), as if the unitholders had fully exchanged their Holdings Units for shares of Class A common stock of the Corporation.
(9) Represents the reclassification of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes to Net (loss) income attributable to other non-controlling interests and the impact of other Non-GAAP adjustments impacting non-controlling interests.
(10) Assumed exchange of Holdings Units for FXCM Inc. Class A shares. As a result of the exchange of Holdings Units, the non-controlling interest related to these units is converted to controlling interest.

__________________

The following table reconciles U.S. GAAP results as reported and Non-GAAP adjusted financial measures from the previous table to EBITDA and Adjusted EBITDA, respectively, for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	(In thousands)
	U.S. GAAP			Non-GAAP Measures
	2014	2013	2012	2014	2013	2012
Net income attributable to FXCM Inc.	$17,151	$14,832	$8,958	$28,238	$57,800	$42,587
Net income attributable to non-controlling interest in FXCM Holdings, LLC	8,960	24,850	23,131	—	—	—
Net (loss) income attributable to other non-controlling interests	(6,464)	(4,846)	6,389	3,232	16,444	6,389
Income tax provision	6,001	17,024	8,986	9,762	25,807	24,389
Depreciation, amortization, and interest expense	67,131	61,402	39,536	66,034	57,948	39,536
EBITDA / Adjusted EBITDA	$92,779	$113,262	$87,000	$107,266	$157,999	$112,901

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, business acquisitions, goodwill, other intangible assets, litigation contingencies, due to related parties pursuant to tax receivable agreement, income taxes and stock-based compensation.

A summary of our critical accounting policies and estimates is as follows:

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

Retail Trading Revenue

Under our retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Retail trading revenues from mark-up principally represent the difference of our realized and unrealized foreign currency trading gains or losses on our positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a percentage of the commission or markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

Additionally, we earn income from trading in CFDs, rollovers, payments for order flow, and spread betting. Income or loss on CFDs represents the difference between the realized and unrealized trading gains or losses on our positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. In 2013 and through August 2014, we earned revenue on order flow. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. Our order routing software ensures that payments for order flow do not affect the routing of orders in a manner that is detrimental to our retail customers. We recognize payments for order flow as earned on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis.

Institutional Trading Revenue

Institutional trading revenue includes commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and Faros. The counterparties to these trades are external financial institutions that also hold customer account balances and settle the transactions. We receive commission income on these trades without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. We also earn income from market making and electronic trading in the institutional foreign exchange spot and futures markets through Lucid and market making and electronic trading into other asset classes through V3. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Business Acquisitions

We account for business acquisitions in accordance with ASC 805 which requires us to estimate the fair value of assets acquired and liabilities assumed as of the acquisition date. We record any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Management makes significant estimates and judgments when determining the fair values of assets acquired and liabilities assumed, especially intangible assets and their respective useful lives. These estimates and judgments are inherently subjective and can have a material impact on our consolidated financial statements. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

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

The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2014. Although there is no impairment as of December 31, 2014, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in our having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

The events described in Note 30 “Subsequent Events” in the Notes to Consolidated Financial Statements occurred after December 31, 2014 and therefore do not impact the carrying value of goodwill as of December 31, 2014. The subsequent events are considered a triggering event that will require an interim impairment evaluation of goodwill in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact of the interim assessment cannot be made and will not be determined until the impairment testing is completed.

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology, non-compete agreements and trade names recorded from various acquisitions.

The customer relationships, non-compete agreements and trade name are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 3 to 9 years, 1 to 9 and 3 years, respectively. Proprietary technology is also finite-lived intangibles and is amortized on a straight-line basis over their estimated average useful life of 4 to 7 years, respectively. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2014, 2013 or 2012.

Indefinite-lived assets are not amortized but tested for impairment. Our policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on indefinite-lived assets is performed during the fourth quarter of our fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2014, 2013 or 2012.

The events described in Note 30 “Subsequent Events” in the Notes to Consolidated Financial Statements occurred after December 31, 2014 and therefore do not impact the carrying value of intangible assets as of December 31, 2014. The subsequent events are considered a triggering event that will require an impairment evaluation of intangible assets in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact of the assessment cannot be made and will not be determined until the impairment testing is completed.

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

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining the valuation allowance. In evaluating our ability to realize our deferred tax assets, we assess available positive and negative evidence, including historical operating results, ongoing tax planning strategies and expected future earnings on a jurisdiction-by-jurisdiction basis. Any change in our ability to realize our deferred tax assets would result in an increase or decrease in our tax provision in the period in which the assessment is changed.

Our 2014 tax provision does not include any consideration of the January 15, 2015 subsequent event. It is highly probable that our tax expense and corresponding tax position would be significantly different if the events were considered. The events described in Note 30 “Subsequent Events” occurred after December 31, 2014 and therefore do not impact our tax expense or tax position as of and for the year ended December 31, 2014. It is highly probable that the subsequent events could impact the realizability of our deferred tax assets and will require an assessment in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact cannot be made and will not be determined until the assessment for realizability is completed.

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to taxes in the jurisdictions they operate.

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

We do not record U.S. income tax expense for the earnings of foreign subsidiaries that we intend to permanently reinvest. A change in this decision in the future could increase our effective tax rate.

Litigation

We may from time to time be involved in litigation and claims that arise in the ordinary course of business, including intellectual property claims. In addition, our business is subject to extensive regulation, which may result in regulatory proceedings against us. We record a liability when we believe that it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the possible loss is within a range of amounts, the minimum of the range of possible loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust them accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

Due to Related Parties Pursuant to Tax Receivable Agreement

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions.  At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by FXCM Inc. to these parties of 85% of the benefits, if any, that FXCM Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. Payments under the tax receivable agreement will be based on the tax reporting positions that the Corporation takes in preparing its tax returns.

Holdings records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that Holdings estimates that the exchanging members will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance. The Corporation records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the contingent liability due under the tax receivable agreement. Presently, the liability is a contingent liability based on the earnings of the Corporation and the expected tax benefit realized by the Corporation. However, it certain future transactions or events were to occur, including the events of January 15, 2015 (see Note 30, “Subsequent Events” in the Notes to Consolidated Financial Statements for more information), the liability no longer stays contingent but rather becomes absolute and the actual tax benefits realized and the corresponding tax receivable agreement payments could significantly increase or decrease. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Corporation’s capital. All of the effects to the deferred tax asset of changes in any of the estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

81

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires measurement of equity-based awards, including stock options and restricted stock units, at the grant date fair value of the awards, with the resulting expense recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations based on the number of awards that we expect to vest. Our forfeiture assumption is based primarily on historical experience with regard to employee turnover. We periodically review our actual forfeiture rate, and revise the estimated forfeiture rate to reflect appropriate changes, if any. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

We measure the fair value of stock options on the date of grant using the Black-Scholes option pricing model which requires the use of highly subjective assumptions, including the estimated term for the stock options, the risk-free interest rate, the expected volatility of our stock price and our expected dividend yield. The assumptions used in calculating the fair value of our stock options represent our best estimates, but these estimates involve inherent uncertainties and the use of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense may differ significantly in the future from amounts recognized in the current period.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 "Significant Accounting Policies and Estimates" to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statement of financial condition and statements of operations from local currencies primarily to U.S. dollars. We currently have limited exposure to currency risk from customer open positions as we utilize an agency model, simultaneously entering offsetting trades with both our customers and FX market makers. However, we do incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As of December 31, 2014, 1.2% of our net assets (assets less liabilities) were in British pounds, 0.8% in Euros, 1.2% in Japanese yen, (1.9)% in Hong Kong dollars, and 2.3% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.8 million in the case of British pounds, $0.5 million for Euros, $0.8 million for Japanese yen and $(1.2) million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held, we estimate that a 50 basis point change in interest rates would increase our annual pretax income by approximately $8.4 million.

We also earn a spread on overnight positions financing (rollovers) and the interest differential our customers earn or pay depending on whether the currency that they are purchased is higher or lower yielding currency relative to the currency that they sold. Currently interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollover.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. Our Credit Agreement exposes us to risk due to the variable interest rate under the terms of the agreement.

82

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet its obligations. We are exposed to credit risk from our customers, as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the years ended December 31, 2014 and 2013, we incurred $0.3 million and $1.3 million, respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 EUR per CHF led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $276.0 million. See “Item 1. Business - Events of January 15, 2015 and Subsequent Leucadia Financing.” Following those events, we have taken a number of actions to reduce credit risk from our customers. For example, we have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances.

Institutional customers are permitted credit pursuant to limits set by the prime brokers that we use. As part of our arrangement with our prime brokers, they incur the credit risk regarding the trading of our institutional customers.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2014, our exposure to our largest institutional counterparties, all major global banking institutions, was 27.4% of total assets and the single largest within the group was 11.8% of total assets.

In 2013 we acquired notes receivable from Infinium Capital. The notes exposed us to the risk that Infinium Capital would fail to meet their obligation and were secured by liens on capital stock, equity interest held and certain other subsidiaries and other assets of Infinium Capital. In January 2014, the Infinium Notes plus interest were credited towards the consideration for the V3 Acquisition. In 2014 we acquired notes receivable from an FX platform provider. The notes expose us to the risk that the counterparty will fail to meet their obligation. The notes are collateralized by certain client accounts in the event of default. As of December 31, 2014, there was no reserve for uncollectible amounts. In February 2015, the principal amount plus accrued interest was repaid by the borrower.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of December 31, 2014, our net unhedged exposure to CFD customer positions was 2.49% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of December 31, 2014 would result in a $5.9 million decrease in pre-tax income.

We offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis and they have been reviewed and approved by our Board of Directors. As of December 31, 2014, our net unhedged exposure to FX customer positions was 0.6% of total assets. A

83

hypothetical 10% change in the value of our unhedged FX positions as of December 31, 2014 would result in a $1.3 million decrease in pre-tax income.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the year ended December 31, 2014 was $19.4 million and the maximum intra-day gross position was $82.0 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in an $8.2 million decrease in consolidated pre-tax income.

We hold a 50.1% interest in V3, an entity created with the non-controlling members of Lucid. V3 expands Lucid's business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. V3's market making and trading activities expose us to market risk. Market risks include price risk, volatility risk, liquidity risk and interest rate risk. Further risks may result from unexpected market reactions to economic data. V3 monitors these risks through risk limits, continuously monitoring positions and hedging strategies. V3’s practices are designed to limit risk exposure assumed to approximately $1.5 million.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2014, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 14.2% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2014, we had $90.1 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $305.0 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may

84

increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors.”

85

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of FXCM Inc.
We have audited the accompanying consolidated statements of financial condition of FXCM Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FXCM Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 16, 2015

FXCM Inc.

Consolidated Statements of Financial Condition

	As of December 31,
	2014	2013
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$338,814	$365,245
Cash and cash equivalents, held for customers	1,331,723	1,190,880
Restricted time deposits	3,336	—
Trading securities	26	—
Due from brokers	37,298	5,450
Accounts receivable, net	10,481	9,953
Deferred tax asset	9,923	11,910
Notes receivable	—	5,992
Tax receivable	2,446	3,861
Total current assets	1,734,047	1,593,291
Restricted time deposits	5,005	—
Deferred tax asset	179,698	166,576
Office, communication and computer equipment, net	48,194	49,165
Goodwill	323,887	307,936
Other intangible assets, net	57,567	76,713
Notes receivable	9,381	5,950
Other assets	29,648	24,316
Total assets	$2,387,427	$2,223,947
Liabilities and Stockholders' Equity
Current liabilities
Customer account liabilities	$1,331,723	$1,190,880
Accounts payable and accrued expenses	56,039	69,697
Credit agreement	25,000	—
Notes payable	—	9,800
Due to brokers	16,313	8,652
Securities sold, not yet purchased	4,239	—
Due to related parties pursuant to tax receivable agreement	5,352	18,588
Total current liabilities	1,438,666	1,297,617
Deferred tax liability	2,835	3,687
Due to related parties pursuant to tax receivable agreement	145,224	131,670
Senior convertible notes	151,578	146,303
Other liabilities	6,108	9,289
Total liabilities	1,744,411	1,588,566
Commitments and Contingencies (see Note 21)
Stockholders' Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 47,889,964 and 44,664,884 shares issued and outstanding as of December 31, 2014 and 2013, respectively	479	447
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 34 and 41 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1	1
Additional paid-in-capital	273,708	245,426
Retained earnings	22,379	16,352
Accumulated other comprehensive loss	(11,879)	(5,344)
Total stockholders’ equity, FXCM Inc.	284,688	256,882
Non-controlling interests	358,328	378,499
Total stockholders’ equity	643,016	635,381
Total liabilities and stockholders’ equity	$2,387,427	$2,223,947

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Revenues
Retail trading revenue	$338,035	$365,285	$339,685
Institutional trading revenue	103,199	103,994	62,033
Trading revenue	441,234	469,279	401,718
Interest income	2,525	2,614	3,571
Brokerage interest expense	(714)	(258)	(277)
Net interest revenue	1,811	2,356	3,294
Other income	20,712	17,953	12,303
Total net revenues	463,757	489,588	417,315
Operating Expenses
Compensation and benefits	111,716	105,470	105,779
Allocation of income to Lucid members for services provided	9,406	21,290	—
Total compensation and benefits	121,122	126,760	105,779
Referring broker fees	80,850	84,231	76,585
Advertising and marketing	22,666	27,091	30,860
Communication and technology	48,396	38,441	37,113
Trading costs, prime brokerage and clearing fees	33,828	30,821	16,935
General and administrative	62,808	68,230	63,043
Depreciation and amortization	54,945	53,729	36,773
Total operating expenses	424,615	429,303	367,088
Operating income	39,142	60,285	50,227
Other Expense
Loss on equity method investments, net	1,308	752	—
Interest on borrowings	12,186	7,673	2,763
Income before income taxes	25,648	51,860	47,464
Income tax provision	6,001	17,024	8,986
Net income	19,647	34,836	38,478
Net income attributable to non-controlling interest in FXCM Holdings, LLC	8,960	24,850	23,131
Net (loss) income attributable to other non-controlling interests	(6,464)	(4,846)	6,389
Net income attributable to FXCM Inc.	$17,151	$14,832	$8,958

Weighted average shares of Class A common stock outstanding:
Basic	41,637	32,789	24,086
Diluted	44,010	33,957	24,086
Net income per share attributable to stockholders of Class A common stock of FXCM Inc.:
Basic	$0.41	$0.45	$0.37
Diluted	$0.39	$0.44	$0.37
Dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Net income	$19,647	$34,836	$38,478
Other comprehensive loss
Foreign currency translation loss	(11,253)	(9,678)	(3,414)
Income tax expense (benefit)	108	(108)	12
Other comprehensive loss, net of tax	(11,361)	(9,570)	(3,426)
Comprehensive income	8,286	25,266	35,052
Comprehensive income attributable to non-controlling interest in FXCM Holdings, LLC	4,153	19,323	21,148
Comprehensive (loss) income attributable to other non-controlling interests	(6,483)	(4,846)	6,389
Comprehensive income attributable to FXCM Inc.	$10,616	$10,789	$7,515

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders' Equity
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2012	$198,012	$8,977	$142	$86,152	100	$1	14,899,391	$149	$293,433
Net income	29,520	8,958	—	—	—	—	—	—	38,478
Other comprehensive loss, net of tax	(1,983)	—	(1,443)	—	—	—	—	—	(3,426)
Comprehensive income (loss)	27,537	8,958	(1,443)	—	—	—	—	—	35,052
Class A common stock
Repurchase of class A common stock	(2,618)	—	—	(4,849)	—	—	(750,125)	(8)	(7,475)
Equity-based compensation	12,918	—	—	11,428	—	—	782,015	8	24,354
Dividends on Class A common stock	—	(6,813)	—	—	—	—	—	—	(6,813)
Exchange of Holdings Units to Class A common stock (see Note 16)	(17,759)	—	—	17,651	(57)	—	10,752,318	108	—
Effects of Tax Receivable Agreement	—	—	—	5,120	—	—	—	—	5,120
Settlement of receivable balance with related party (see Note 16)	(3,205)	—	—	(774)	—	—	—	—	(3,979)
Stock issuances, Lucid acquisition (see Note 4)	7,851	—	—	13,622	—	—	1,800,000	18	21,491
Contingently issuable shares, Lucid acquisition (see Note 4)	24,803	—	—	43,040	—	—	7,200,000	72	67,915
Contributions - other non-controlling interests	578	—	—	—	—	—	—	—	578
Distributions - non-controlling members	(14,926)	—	—	—	—	—	—	—	(14,926)
Non-controlling interest - Lucid (see Note 4)	160,165	—	—	—	—	—	—	—	160,165
Balance as of December 31, 2012	393,356	11,122	(1,301)	171,390	43	1	34,683,599	347	574,915
Net income	20,004	14,832	—	—	—	—	—	—	34,836
Other comprehensive loss, net of tax	(5,527)	—	(4,043)	—	—	—	—	—	(9,570)
Comprehensive income (loss)	14,477	14,832	(4,043)	—	—	—	—	—	25,266
Class A common stock
Repurchase of Class A common stock	(9,270)	—	—	(18,792)	—	—	(1,815,800)	(18)	(28,080)
Equity-based compensation	8,668	—	—	6,631	—	—	—	—	15,299

See accompanying notes to the consolidated financial statements.

FXCM Inc.

		FXCM Inc.
	Non-controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders' Equity
					Shares	Dollars	Shares	Dollars
Dividends on Class A common stock	—	(9,602)	—	—	—	—	—	—	(9,602)
Exchange of Holdings Units to Class A common stock (see Note 16)	(53,500)	—	—	53,399	(4)	—	10,094,371	101	—
Assignment of permitted transferees	—	—	—	—	2	—	—	—	—
Stock options exercised	7,777	—	—	14,705	—	—	1,702,714	17	22,499
Effects of Tax Receivable Agreement	—	—	—	9,441	—	—	—	—	9,441
Equity component of Convertible Note issuance	15,512	—	—	13,589	—	—	—	—	29,101
Sale of warrants	9,899	—	—	8,672	—	—	—	—	18,571
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Contributions - other non-controlling interests	5,650	—	—	—	—	—	—	—	5,650
Distributions - non-controlling members	(14,147)	—	—	—	—	—	—	—	(14,147)
Non-controlling interest - Other Adjustment	20	—	—	(20)	—	—	—	—	—
Non-controlling interest Faros Trading LLC	15,569	—	—	—	—	—	—	—	15,569
Balance as of December 31, 2013	378,499	16,352	(5,344)	245,426	41	1	44,664,884	447	635,381
Net income	2,496	17,151	—	—	—	—	—	—	19,647
Other comprehensive loss, net of tax	(4,826)	—	(6,535)	—	—	—	—	—	(11,361)
Comprehensive (loss) income	(2,330)	17,151	(6,535)	—	—	—	—	—	8,286
Class A common stock
Repurchase of Class A common stock	(633)	—	—	(1,626)	—	—	(145,985)	(1)	(2,260)
Equity-based compensation	7,174	—	—	6,913	—	—	163,832	1	14,088
Dividends on Class A common stock	—	(11,124)	—	—	—	—	—	—	(11,124)
Exchange of Holdings Units to Class A common stock (see Note 16)	(13,090)	—	—	13,066	(6)	—	2,378,147	24	—
Assignment of permitted transferees	—	—	—	—	(1)	—	—	—	—
Stock options exercised	3,262	—	—	7,903	—	—	829,086	8	11,173
Effects of Tax Receivable Agreement	—	—	—	2,026	—	—	—	—	2,026
Contributions - other non-controlling interests	10,421	—	—	—	—	—	—	—	10,421
Distributions - non-controlling members	(24,975)	—	—	—	—	—	—	—	(24,975)
Balance as of December 31, 2014	$358,328	$22,379	$(11,879)	$273,708	34	$1	47,889,964	$479	$643,016
See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income	$19,647	$34,836	$38,478
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,945	53,729	36,773
Equity-based compensation	13,047	13,959	22,979
Deferred tax expense	911	11,442	7,170
Gain on Follow-on Payment	(3,672)	(6,959)	—
Loss on disposal of fixed assets	10	126	773
Amortization of deferred bond discount	5,275	2,904	—
Amortization of deferred financing cost	1,867	1,263	304
Loss on equity method investments, net	1,308	752	—
Gain on settlement of receivables from related parties	—	—	(1,436)
Due to related parties pursuant to tax receivable agreement	(7,464)	1,209	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(139,351)	1,390	(142,463)
Restricted time deposits	(8,341)	—	—
Trading securities	(26)	—	—
Due from brokers	(31,847)	2,590	(6,427)
Accounts receivable, net	(722)	(3,577)	13,178
Tax receivable, net	1,415	2,142	(3,987)
Other assets	837	1,521	5,172
Customer account liabilities	140,843	118	143,779
Accounts payable and accrued expenses	(14,563)	15,997	(11,341)
Other liabilities	491	1,410	—
Payments for tax receivable agreement	(3,707)	(4,079)	—
Due to brokers	7,661	(5,842)	999
Securities sold, not yet purchased	4,239	—	—
Foreign currency remeasurement loss	(685)	(1,359)	(1,817)
Net cash provided by operating activities	42,118	123,572	102,134
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	(29,251)	(32,312)	(36,555)
Payment for equity investment	—	(3,000)	(4,000)
Purchases of intangible assets	(9,815)	(50)	(134)
Issuance of notes receivable	(1,500)	(11,942)	—
Purchase of office, communication and computer equipment, net	(22,202)	(23,416)	(27,263)
Net cash used in investing activities	(62,768)	(70,720)	(67,952)
Cash Flows From Financing Activities
Distributions to non-controlling members	(24,179)	(14,147)	(14,926)
Contributions from other non-controlling members	2,540	5,650	578
Dividends paid	(11,124)	(9,602)	(6,813)
Proceeds from exercise of stock options	11,173	22,499	—
Common stock repurchases	(2,260)	(28,080)	(7,475)
Proceeds from issuance of senior convertibles notes, net	—	166,453	—
Purchase of convertible note hedges	—	(29,101)	—
Proceeds from sale of warrants	—	18,571	—
Borrowings under the credit agreement	65,000	10,000	130,000
Payments on borrowings under the credit agreement	(40,000)	(95,000)	(45,000)
Net cash provided by financing activities	1,150	47,243	56,364

See accompanying notes to the consolidated financial statements.

FXCM Inc.

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,931)	(7,182)	(2,935)
Net (decrease) increase in cash and cash equivalents	(26,431)	92,913	87,611
Cash and cash equivalents
Beginning of year	365,245	272,332	184,721
End of year	$338,814	$365,245	$272,332
Supplemental disclosures of cash flow activities
Net cash paid for taxes	$2,329	$6,936	$12,617
Cash paid for interest	$5,020	$3,449	$2,334
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$13,090	$53,500	$17,759
Settlement of receivable from related party	$—	$—	$(3,979)
Notes receivable credited towards consideration for acquisition of business	$11,942	$—	$—
Notes issued for non-controlling interest	$7,881	$—	$—
Value of equity interest paid for business acquisition	$—	$—	$89,406
Note issued for business acquisition	$—	$15,300	$22,867
Non-controlling interest – Lucid	$—	$—	$160,165
Non-controlling interest – Faros Trading LLC	$—	$15,569	$—
Follow-on contingent liability for business acquisition	$—	$10,631	$—
Supplemental disclosure of non-cash financing activities
Non-cash distribution to non-controlling members	$796	$—	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware holding company incorporated on August 10, 2010, is an online provider of foreign exchange (“FX”) trading and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Prior to the completion of the reorganization and the Corporation’s initial public offering (“IPO”), the Corporation was a wholly-owned subsidiary of Holdings. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

As an online provider of FX trading and related services, the Company offers its retail and institutional customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers, or FX market makers. The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. The Company earns trading revenue from fees charged as a markup to the price provided by the FX market makers or commissions, not trading profit or losses. Additionally, the Company offers its customers the ability to trade contracts for difference (“CFDs”), spread betting, equities and equity options through its United Kingdom ("U.K.") subsidiaries. CFDs allow for the exchange of the difference in the value of a particular asset such as a stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. Spread betting allows our customers to bet on the price fluctuations of various financial markets such as FX, indices, oil and metals.

Institutional trading revenue includes commission income generated by facilitating spot FX trades on behalf of institutional customers. The Company offers FX trading services to banks, hedge funds and other institutional customers, on an agency model basis, through its FXCM Pro division and Faros Trading LLC ("Faros") (see Note 4). These services allow customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services without taking any market or credit risk. The Company, through its 50.1% controlling interest in Lucid Markets Trading Limited (“Lucid”) (see Note 4), is also an electronic market-maker and trader in the institutional FX market. In addition, with the creation of V3 Markets, LLC ("V3") (see Note 4), the Company expanded market making and electronic trading into other asset classes.

Note 2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable-interest entity ("VIE") as required by ASC 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.
As indicated above, the Corporation operates and controls all of the businesses and affairs of Holdings and its subsidiaries. As such, the Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 58.1% and 41.9%, respectively, as of December 31, 2014. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 54.8% and 45.2%, respectively, as of December 31, 2013.
Net income attributable to the non-controlling interest in Holdings in the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income (loss) attributable to other non-controlling interests in the consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid, Faros, V3 and other consolidated entities. Net income (loss) attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense under Allocation of income to Lucid members for services provided in the consolidated statements of operations. Net income (loss) attributable to the non-controlling interest in Faros and V3 (see Note 4) represents the portion of earnings or loss attributable to the 49.9% economic interest held by Faros and V3 non-controlling members. Net income (loss) attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.
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

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Income (Loss) on equity method investments, net in the consolidated statements of operations.

FXCMJ, a Japanese based foreign exchange provider and a wholly owned subsidiary of Holdings, has a fiscal year end of March 31 while the Company has a fiscal year end of December 31. The difference between the Company's reporting year end and FXCMJ does not result in a material impact on the Company's financial position or results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks and highly liquid instruments with original maturities of less than 90 days at the time of purchase and cash on deposit held with FX and CFD market makers related to economic hedging activities.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

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

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. The Company maintains a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 13). A portion of the balance is not available for general use due to regulatory restrictions in certain jurisdictions. These restricted balances were $0.9 billion and $1.0 billion as of December 31, 2014 and 2013, respectively.

Restricted Time Deposits

Restricted time deposits consist of pledged time deposits with original maturities of three months and one year and for which use is contractually restricted. Restricted time deposits are included in Current assets and Non-current assets in the consolidated statements of financial condition, as appropriate, and recorded at cost, which approximates fair value (see Note 5).

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has with financial institutions. Also included in due from/to brokers is the fair value of derivative financial instruments discussed below. The Company has master netting agreements with its respective counterparties which allows the Company to present due from/to brokers on a net-by-counterparty basis in accordance with ASC 815 Derivatives and Hedging (“ASC 815”) and ASC Topic 210 Balance Sheet (“ASC 210”).

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from/to brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated statements of financial condition as either assets or liabilities at fair value. The Company enters into futures contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company’s CFD business are included in Retail trading revenue and gains or losses on hedge trading in its electronic market making and institutional foreign exchange spot and futures markets and other asset classes are included in Institutional trading revenue in the consolidated statements of operations (see Note 24).

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Level III:  Unobservable inputs for assets or liabilities.

When Level I inputs are available, those inputs are selected for determination of fair value. To value financial assets and liabilities that are characterized as Level II and III, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability is based on the highest priority level of input within this fair value hierarchy (see Note 25).

Accounts Receivable, net

As of December 31, 2014 and 2013, Accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company's FX business, fees receivable from the Company's white label service to third parties and amounts due from customers related to the Company's FSL brokerage business. As of December 31, 2013, Accounts receivable, net, also includes receivables related to order flow revenue, described in “Retail Trading Revenue” below. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. As of December 31, 2014 and 2013, the reserve netted against receivables in the consolidated statements of financial condition was not material.

As of December 31, 2014 and 2013, Accounts receivable, net, also includes advances to employees and non-controlling members of Holdings and, additionally, as of December 31, 2014, advances to Lucid non-controlling members and net amounts due from an equity method investee, as described in Note 16.

Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, consists of computer equipment, purchased technology hardware and software, internally-developed software, leasehold improvements, furniture and fixtures and other equipment, licenses and communication equipment. Office, communication and computer equipment are recorded at historical cost, net of accumulated depreciation. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Certain costs of software developed or obtained for internal use are capitalized. Depreciation is computed using the straight-line method. The Company depreciates these assets using the following useful lives:

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Business Acquisitions

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations ("ASC 805") and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred (see Note 4).

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

The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2014. Although there is no impairment as of December 31, 2014, events such as economic weakness and unexpected significant declines in operating results of reporting units may result in having to perform a goodwill impairment test for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future (see Note 10).

Other Intangible Assets, net

Other intangible assets, net, primarily include customer relationships, proprietary technology, non-compete agreements, an executory contract and trade names recorded from various acquisitions.

The customer relationships, non-compete agreements, trade names and executory contract are finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 3 to 9 years, 1 to 9 years, 3 years and 3 years, respectively. Proprietary technology assets are also finite-lived intangibles and are amortized on a straight-line basis over their estimated average useful life of 4 to 7 years. The useful life of these intangibles is based on the period they are expected to contribute to future cash flows as determined by the Company's historical experience. For these finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

not recoverable and the carrying amount exceeds the fair value of the intangible asset. There was no impairment of finite-lived intangible assets for the years ended December 31, 2014, 2013 or 2012 (see Note 11).

The FX trading license is an indefinite-lived asset that is not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1 carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2014, 2013 or 2012 (see Note 11).

Equity Method Investments

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any impairment in value. For investments accounted for using the equity method of accounting, the Company evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an impairment in value include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.

All of the Company’s equity method investments are included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Loss on equity method investments, net in the consolidated statements of operations (see Note 8). Equity method investments are included in institutional and corporate for purposes of segment reporting.

Notes Receivable

Notes receivable represent receivables for notes acquired for cash plus accrued interest. Notes receivable are initially recorded at the amount of cash exchanged plus accrued interest. Interest income on the notes is recorded on an accrual basis and included in Interest income in the consolidated statements of operations. The Company individually assesses its notes receivables for impairment using methods including internally generated cash flow projections to determine if the notes will be repaid under the expected terms of the note agreements. If the Company concludes that the counterparty will not repay a note in accordance with its terms, the Company considers the note impaired and begins recognizing interest income on a cash basis, if any. To measure impairment, the Company calculates the estimated fair value of the collateral. If the estimated fair value of the collateral is less than the carrying value of the note receivable, the Company establishes an impairment reserve for the difference. If it is likely that a note will not be collected based on financial or other business indicators, the Company’s policy is to charge off the note in the period which it deems it uncollectible (see Note 7).

Other Assets

Other assets include prepaid expenses, equity method investments, deposits for rent security, deferred debt costs and exchange memberships (see Note 12).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, amounts due to the Lucid non-controlling members for services provided, commissions payable, which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, bonuses payable, income taxes payable, and interest due on borrowings. Accounts payable and accrued expenses at December 31, 2013 also included amounts due to the Lucid non-controlling members in connection with trade settlements and net amounts due to an equity method investee, as described in Note 16.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Litigation

The Company may from time to time be involved in litigation and claims that arise in the ordinary course of business, including intellectual property claims. In addition, our business is subject to extensive regulation, which may result in regulatory proceedings against us. The Company records a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the possible loss is within a range of amounts, the minimum of the range of possible loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts them accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, represent the Company’s obligations to deliver a specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included in the consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses in Institutional trading revenue in the consolidated statements of operations. Total unrealized losses related to these securities for the year ended December 31, 2014 amounted to $0.5 million.

Due to Related Parties Pursuant to Tax Receivable Agreement

Exchanges of Holdings membership units ("Holdings Units") for the Corporation’s Class A common stock that are executed by the members of Holdings result in transfers of and increases in the tax basis of the tangible and intangible assets of Holdings, primarily attributable to a portion of the goodwill inherent in the business. These transfers and increases in tax basis will increase (for tax purposes) amortization and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Holdings has entered into a tax receivable agreement with the members of Holdings whereby the Corporation has agreed to pay to the exchanging members 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that the Corporation realizes as a result of these increases in tax basis. The Corporation expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. Payments under the tax receivable agreement will be based on the tax reporting positions that the Corporation takes in preparing its tax returns. The Corporation will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

Holdings records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that Holdings estimates that the exchanging members will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance. The Corporation records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the contingent liability due under the tax receivable agreement. Presently, the liability is a contingent liability based on the earnings of the Corporation and the expected tax benefit realized by the Corporation, but upon certain events such as a change in control or a material breach of the tax receivable agreement, the liability no longer stays contingent but rather becomes absolute. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Corporation’s capital. All of the effects to the deferred tax asset of changes in any of the estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

Convertible Debt Transactions

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with ASC 470, Debt ("ASC 470"). The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

convertible debt issuance and the amount measured as the liability component is recorded as the equity component. The Company recognizes the accretion of the resulting discount as part of interest expense in our consolidated statements of operations.

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

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statements of financial condition dates through the consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in Retail and Institutional trading revenue in the consolidated statements of operations. The Company recorded gains of $3.6 million, $5.3 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Retail Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company's positions and eliminating market risk exposure. Retail trading revenues from mark-up principally represent the difference of the Company's realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Retail trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a percentage of the commission or markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

Additionally, the Company earns income from trading in CFDs, rollovers, payments for order flow, and spread betting. Income or loss on CFDs represents the difference between the Company's realized and unrealized trading gains or losses on its positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. In 2013 and through August 2014, the Company earned revenue on order flow. Income earned on order flow represents payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company's order routing software ensures that payments for order flow do not affect the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

routing of orders in a manner that is detrimental to its retail customers. The Company recognizes payments for order flow as earned on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis.

Institutional Trading Revenue

Institutional trading revenue includes commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and Faros. The counterparties to these trades are external financial institutions that also hold customer account balances and settle the transactions. The Company receives commission income on these trades without taking any market or credit risk. Institutional trading revenue is recorded on a trade date basis. The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through Lucid and market making and electronic trading into other asset classes through V3. Income on market making and electronic trading represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned. Interest income also includes interest on the Notes receivable.

Other Income

Other income primarily includes amounts earned from the sale of market data, equity and equity option brokerage activities, including spread betting on equities, account maintenance fees, ancillary fee income and recovery of accounts receivable previously written off.

For the year ended December 31, 2014, Other income in the consolidated statements of operations primarily includes $3.7 million of revenue related to the re-measurement of the contingent consideration recorded for the acquisition of Faros (See Note 4), $2.5 million of account dormancy and ancillary fees, $5.8 million related to FSL's brokerage activities and a credit of $7.5 million attributable to the re-measurement of the Due to related parties pursuant to tax receivable agreement liability to reflect a revised effective tax rate.

For the year ended December 31, 2013, Other income in the consolidated statements of operations primarily includes $6.9 million of revenue related to the re-measurement of the contingent consideration recorded for the acquisition of Faros, $7.2 million of FSL's brokerage activities, $3.1 million of account dormancy and ancillary fees, partially offset by a charge of $1.2 million attributable to the re-measurement of the Due to related parties pursuant to tax receivable agreement liability to reflect a revised U.S. federal tax rate. For the year ended December 31, 2012, Other income in the consolidated statements of operations includes a $1.4 million gain related to a settlement with the former owners of ODL.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Referring Broker Fees

Referring broker fees represent commissions paid to brokers for introducing trading customers to the Company. Commissions are determined based on the number and size of transactions executed by the customers and are recorded on a trade date basis.

Compensation and Benefits

Compensation and benefits expense represents employee and member salaries and benefit expense, including stock-based compensation expense. Compensation and benefits also includes the Allocation of income to Lucid members for services provided. This expense represents the 49.9% of Lucid's earnings allocated among the non-controlling members of Lucid based on services provided to Lucid.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company's stock-based compensation expense is measured at the date of grant, based on the estimated fair value of the award, and recognized on a straight-line basis over the requisite service period of the award, net of estimated forfeitures. The fair value of the Company's non-qualified stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") is based on the fair market value of the Corporation's Class A common stock on the date of grant, adjusted for the present value of dividends expected to be paid on the Corporation's Class A common stock prior to vesting. Stock-based compensation expense is included in Compensation and benefits in the consolidated statements of operations (see Note 17).

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit card transactions. Regulatory fees are volume-based costs and annual fees charged by certain regulatory authorities and include fines and restitution imposed by regulators from time to time. General and administrative expense for the years ended December 31, 2014 and 2013 includes a charge of $2.5 million and $16.6 million, respectively, related to a liability established pertaining to a settlement with the FCA regarding the Company's pre-August 2010 trade execution practices (see Note 29).

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

Income taxes are accounted for in accordance with ASC 740, Income Taxes ("ASC 740"), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized (see Note 26).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

In addition to U.S. federal and state income taxes, Holdings is subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

In accordance with ASC 740, the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized. The Company is audited by U.S. federal and state, as well as foreign, tax authorities. In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed. As audit settlements are reached, the Company adjusts the corresponding reserves, if required, in the period in which the final determination is made. While it is difficult to predict the final outcome or timing of a particular tax matter, the Company believes that reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount it expect to pay on behalf of its co-obligors. The Company adopted this update on January 1, 2014 on a retrospective basis for all periods presented, which did not have a material impact on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard addresses whether consolidation guidance or foreign currency guidance applies to the release of the cumulative translation adjustment into net income when a parent sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or net assets that are a business (other than a sale of in-substance real estate) within a foreign entity. The standard also resolves the diversity in practice for the cumulative translation adjustment treatment in business combinations achieved in stages involving foreign entities. Under this standard, the entire amount of the cumulative translation adjustment associated with the foreign entity should be released into earnings when there has been: (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete or substantially complete liquidation of the foreign entity in which the subsidiary or the net assets had resided; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a change in accounting method from applying the equity method to an investment in a foreign entity to consolidating the foreign entity. The Company adopted this update on January 1, 2014 on a prospective basis, which did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires a liability related to unrecognized tax benefits to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward or a tax credit carryforward. When the carryforwards are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset. The Company adopted this update on January 1, 2014 on a prospective basis, which did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The standard also raises the threshold to be considered a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The standard expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

tax profit or loss of disposal transactions not reported as discontinued operations. The standard is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company expects to adopt this standard prospectively on its required effective date of January 1, 2015 and the impact, if any, on its consolidated statements of financial condition, results of operations or cash flows will be dependent on the nature of future disposals.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard sets out the following five steps an entity should apply to achieve this core principle:
•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when (or as) the entity satisfies a performance obligation

The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The new standard allows for either the full retrospective or cumulative effect transition method of adoption. The standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to explicitly evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company expects to adopt this standard for its annual period ending December 31, 2016 and is currently evaluating the impact the new standard will have on the disclosures in its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The new standard clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the standard requires an entity to consider all of the stated and implied substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application to all relevant prior periods is permitted. Early adoption, including adoption in an interim period, is permitted. The Company expects to adopt this standard beginning January 1, 2016 and is currently evaluating the impact, if any, the new standard will have on its consolidated financial statements.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Non-Controlling Interests

Holdings

The Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, whenever the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Unit transaction with the Corporation so that at all times the number of shares of Class A common stock is equal to the Corporation's membership units in Holdings. In addition, whenever the owners of Holdings prior to the initial public offering ("Existing Unit Holders") (other than the Corporation) exchange their Holdings Units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of Holdings Units to the Corporation.

Changes in the non-controlling and the Corporation’s interests in Holdings for the year ended December 31, 2014 are presented in the following table:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2014	44,664,884	36,835,821	81,500,705	54.8%	45.2%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	2,378,147	(2,378,147)	—	2.8%	(2.8)%	—%
Holdings Units repurchased related to Class A common stock repurchased	(145,985)	—	(145,985)	(0.1)%	0.1%	—%
Exercise of stock options	829,086	—	829,086	0.5%	(0.5)%	—%
Issuance under equity-based compensation	163,832	—	163,832	0.1%	(0.1)%	—%
Balance as of December 31, 2014	47,889,964	34,457,674	82,347,638	58.1%	41.9%	100.0%

Lucid, Faros, V3 and Other Non-Controlling Interests

The Company owns a controlling interest in Lucid, Faros, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company.

Note 4. Business Acquisitions

V3

On January 21, 2014 (the "V3 Acquisition Date"), the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC ("Infinium") and certain of its affiliates. The acquisition expands the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes (the "Infinium Notes") plus interest held and exchanged by a subsidiary of the Company. The Company holds a controlling 50.1% interest in V3.

The acquisition was accounted for in accordance with ASC 805. The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement ("ASC 820") at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million and was determined by the fair value of the consideration. Goodwill was allocated to the Institutional reporting unit based on an analysis of the fair value of assets acquired. The goodwill is deductible for tax purposes. V3 is included in the Institutional segment for purposes of segment reporting (see Note 28).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

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
___________________

(1)
The amounts included in the V3 Purchase Price Allocation table represent the allocation of the purchase price and include revisions made during the 12-month remeasurement period from the V3 Acquisition Date.

(2)	Consists of internally-developed software platforms that support trade execution, with an amortization life of 4 years.
(3)	Consists of an internally-developed software platform that supports trading, with an amortization life of 5 years.
(4)	Amortization life is 1 year.
(5)	Consists of a service agreement relating to fiber optics, wireless and other services, with an amortization life of 3 years.

The amounts included in the V3 Purchase Price Allocation table represent the preliminary allocation of the purchase price and are subject to revision during the measurement period, a period not to exceed 12 months from the V3 Acquisition Date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities will result in a corresponding adjustment to goodwill.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

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

Contingencies

There were no contingent liabilities recorded in the fair value of net assets acquired as of the V3 Acquisition Date.

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of V3 from the V3 Acquisition Date to December 31, 2014, with amounts in thousands:

For the period January 21, 2014 to December 31, 2014
Total revenue	$20,706
Net loss	$(1,815)

Faros

On September 20, 2013 (the “Faros Acquisition Date”), the Company acquired a 50.1% controlling interest in Faros. Faros is a global leader in foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. The acquisition further expands the Company's presence and capabilities in the institutional marketplace. As consideration, the Company provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “ Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. Pursuant to the terms of the Faros Purchase Agreement, the Follow-on Payment is payable partly in shares of the Corporation’s Class A common stock to one of the Faros sellers if certain criteria are met. Under the terms of the Faros Purchase Agreement, any of the Corporation’s Class A common stock issued to the Faros seller will be restricted for sale until September 2021 if the Faros seller ceases to be employed by Faros as of either December 31, 2015 or December 31, 2016 for reasons other than death, disability or the sale of the majority of the Corporation’s combined voting power. This restriction ("Faros Liquidity Restriction") had an estimated fair value of $0.4 million at the Faros Acquisition Date and is accounted for as deferred compensation and recognized over the term of the restriction.

The Company has the option to buy out the remaining interest of the Faros sellers subject to the terms of the Faros Purchase Agreement. In the event the buyout is not exercised by the Company by December 31, 2017, the sellers have the right to market Faros for sale of all the membership interests of Faros.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

The fair value of the Follow-on Payment is included in Other liabilities in the consolidated statements of financial condition. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. This fair value measurement is based on significant inputs not observed in the market. The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. Both the $6.9 million decrease and the $3.7 million decrease in the estimated fair value of the Follow-on Payment are recorded in Other income in the consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros earnings before income taxes and depreciation ("EBITDA") estimate. The Company reassessed the Follow-on Payment liability at December 31, 2014 and determined that no Follow-on payment is due under the terms of the Faros Purchase Agreement.

The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Faros Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. Goodwill was allocated to the Institutional reporting unit based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Faros market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for tax purposes. Faros is included in the Institutional segment for purposes of segment reporting (see Note 28).

Faros Purchase Price Allocation (¹)

(Amounts in thousands)
Purchase price		$15,631
Non-Controlling interest		15,569
Total fair value at Acquisition Date		31,200
Net assets acquired	$137
Adjustments to reflect acquired assets and liabilities at fair value
Customer relationships (2)	6,000
Non-compete agreement (3)	1,900
Trade name (4)	130
Fair value of net assets acquired		8,167
Goodwill resulting from the Faros acquisition		$23,033
____________________

(1)
The amounts included in the Faros Purchase Price Allocation table represent the allocation of the purchase price and include revisions made during the 12-month remeasurement period from the Faros Acquisition Date.

(2)	Consists of institutional and bank customers, with an amortization life of 4 years.

(3)	Amortization life is 9 years.

(4)	Amortization life is 3 years.

    The amounts included in the Faros Purchase Price Allocation table represent the preliminary allocation of the purchase price as well as revisions made during the 12-month measurement period from the Faros Acquisition Date. Adjustments to the provisional values during the measurement period, which were not material, were pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified were

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities resulted in a corresponding adjustment to goodwill.

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

Contingencies and Accounts Receivable

There were no contingent liabilities recorded in the fair value of net assets acquired as of the Faros Acquisition Date and the fair value of net assets acquired includes accounts receivables with book value that approximates fair value. There was no reserve netted against receivables as of the Faros Acquisition Date. The Company has collected all material accounts receivable amounts as of December 31, 2014.

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of Faros from the Faros Acquisition Date to December 31, 2013, with amounts in thousands:

For the period September 20, 2013 to December 31, 2013
Total revenue	$526
Net loss	$(301)

Lucid

On June 18, 2012 (the “Lucid Acquisition Date”), the Company acquired a 50.1% controlling interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K., to expand the Company's presence and capabilities in the institutional marketplace. Lucid's sole material asset is a controlling membership interest in Lucid LLP, an electronic market maker and trader in the institutional foreign exchange spot and futures markets headquartered in the U.K. As consideration, the Company issued $71.4 million, 3.5% unsecured promissory notes, and 9.0 million unregistered shares of the Corporation's Class A common stock to Lucid sellers as well as a $15.8 million, 3.5% unsecured promissory note for all liquid assets for a total estimated purchase price of $177.5 million. The Lucid sellers were entitled to 1.8 million shares of the 9.0 million shares at closing, with the remaining 7.2 million shares held in escrow (the “Remaining Shares”), subject to the achievement of certain fixed profit-based targets (the “Profit Targets”). If the Profit Targets are achieved, the Lucid sellers are entitled to receive the Remaining Shares on the first, second and third anniversary following the Lucid Acquisition Date or over a three year term (the “Term”) pursuant to the sale purchase agreement (the “Purchase

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

Agreement”). Pursuant to the terms of the Acquisition, any of the Corporation’s common shares issuable to a Lucid seller on an anniversary from closing will be restricted (the “Lucid Liquidity Restriction”) for sale until the eighth anniversary of the closing of the Acquisition if the recipient ceases to be employed by Lucid or any entity controlled by the Corporation for reasons other than death or incapacity on such anniversary. The Purchase Agreement includes a contingent arrangement which provides for a claw back of the Remaining Shares in the event that the Profit Targets are not achieved. Additionally, the Company has the option to buy-out the remaining interest of the Lucid sellers subject to terms of the Purchase Agreement. In the event the buy-out is not exercised by the Company within four years from the Lucid Acquisition Date, the Lucid sellers have the ability to buy-back the Company’s ownership interests within 30 days of the fourth anniversary date.

The estimated fair value of the 9.0 million shares was $89.4 million and is accounted for as equity. This fair value consisted of 1.8 million shares with a fair value of $21.5 million based on the Corporation’s closing stock price as of the Lucid Acquisition Date and the Remaining Shares with an estimated fair value of $67.9 million, adjusted for the Lucid Liquidity Restriction. The estimated fair value of the Lucid Liquidity Restriction was $9.4 million, and is accounted for as deferred compensation and recognized over the Term.

The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Lucid Acquisition Date as summarized in the table below. Full goodwill of $236.5 million was calculated as the fair value over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $160.2 million, and was determined by valuing Lucid using a discounted cash flow method, less the considerations transferred. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate between 10.0% and 11.0%, annual earnings growth rate of 4.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Lucid. Goodwill was allocated to the Institutional reporting unit based on an analysis of the fair value of assets acquired and expected future benefits of synergies created from combining the Lucid market making business with the Company's foreign exchange trading expertise. The goodwill is deductible for U.K. income tax purposes. Lucid is included in the Institutional segment for purposes of segment reporting (see Note 28).

During the year ended December 31, 2013, the purchase price was increased by $15.3 million due to the final determination of tax balances at the Lucid Acquisition Date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase (see Note 23). In connection with this purchase price adjustment, the initial goodwill recorded was reduced by $1.2 million to $235.3 million.

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
____________________
(¹) The amounts included in the Lucid Purchase Price Allocation table represent the allocation of the purchase price and include revisions made during the 12-month remeasurement period from the Lucid Acquisition Date.
(²) Consists of internally-developed software platforms through which the Company: (i) executes its specific trading strategies, with an amortization life of 4 years and (ii) clears and efficiently settle trades, with an amortization life of 7 years.
(³) Consists of two non-compete agreements with amortization lives of 3 years.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

The amounts included in the Lucid Purchase Price Allocation table represent the preliminary allocation of the purchase price as well as revisions made during the 12-month measurement period from the Lucid Acquisition Date. Adjustments to the provisional values during the measurement period were pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments were identified were adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to the amounts recorded as assets and liabilities resulted in a corresponding adjustment to goodwill.

Condensed Statement of Net Assets Acquired

The following condensed statement of net assets acquired reflects the amounts of Lucid net assets recognized as of the Lucid Acquisition Date, with amounts in thousands:

As of June 18, 2012
Assets
Cash and cash equivalents	$28,656
Accounts receivable, net	5,100
Due from brokers	302
Deferred tax asset	11,311
Office, communication and computer equipment, net	499
Intangible assets	84,900
Other assets	226
Total assets	$130,994
Liabilities
Accounts payable and accrued expenses	13,362
Total liabilities	13,362
Fair value of net assets acquired	$117,632

Contingencies and Accounts Receivable

There were no contingent liabilities recorded in the fair value of net assets acquired as of the Lucid Acquisition Date. The Company has collected all accounts receivable amounts.

Condensed Combined Financial Information:

The following condensed financial information presents the resulting operations of Lucid from the Lucid Acquisition Date to December 31, 2012:

For the period June 18, 2012 to December 31, 2012
Total revenue	$42,198
Net income	$21,446

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Business Acquisitions - (continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information represents the Company's revenues and net income before non-controlling interest as they may have appeared in the consolidated statements of operations if the acquisitions of Lucid, Faros and V3 had occurred on January 1, 2011, 2012 and 2013, respectively, with amounts in thousands:

	Years Ended December 31,
	2014	2013	2012
Total revenues	$463,757	$535,130	$463,767
Net income before non-controlling interest	$17,583	$36,838	$49,224

These pro forma results for the years ended December 31, 2014, 2013 and 2012 primarily include the elimination of certain revenues and expenses resulting from transactions conducted with Lucid prior to the acquisition, as well as adjustments for the intangible assets acquired and the related tax impact.

Acquisition-related Costs

For the year ended December 31, 2014, acquisition-related transaction costs for the V3 acquisition were $1.2 million. For the year ended December 31, 2013, acquisition-related transaction costs for the Faros acquisition were not significant. For the year ended December 31, 2012, acquisition-related costs for Lucid were $0.9 million. Acquisition-related transaction costs are included in General and administrative expense in the consolidated statements of operations.

Note 5. Restricted Time Deposits

On July 3, 2014, FXCMJ established a $3.3 million, 0.025%, three-month time deposit, which was renewed in October 2014, and a $5.0 million, 0.025%, one-year time deposit with Sumitomo Mitsui Banking Corporation (“SMBC”). The time deposits secure a letter of guarantee issued by SMBC on behalf of FXCMJ and may be withdrawn under limited circumstances subject to certain financial covenants in the letter of guarantee. If the circumstances for withdrawal are not met, the time deposits renew for the same terms. There have been no withdrawals on the time deposits as of December 31, 2014. As a result of the restriction on withdrawal, the time deposits are presented separately in the consolidated statements of financial condition.

Note 6. Trading Securities

Equity securities purchased with the intent to sell in the near-term are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities in active markets. As of December 31, 2014 and 2013, trading securities amounted to $26 thousand and nil, respectively.
Net realized and unrealized gains and losses on trading securities are included in Institutional trading revenue in the consolidated statements of operations. For the purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.
For the year ended December 31, 2014, net realized and unrealized gains related to trading securities were $3.8 million. There were no realized or unrealized gains or losses related to trading securities for the year ended December 31, 2013.
Note 7. Notes Receivable

As described in Note 4, V3 was formed by the Company and the non-controlling members of Lucid on January 21, 2014. The Company contributed capital of approximately $16.3 million and the non-controlling members of Lucid contributed capital of approximately $16.2 million. The non-controlling members of Lucid originally borrowed approximately $8.1 million from the Company to assist with funding their portion of the capital contribution. As a result of an adjustment to the purchase price subsequent to the acquisition date, the principal amount of the loan was revised to $7.9 million, which is included in Notes receivable within noncurrent assets in the consolidated statements of financial condition as of December 31, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable

FXCM Inc.

Notes to Consolidated Financial Statements
Note 7. Notes Receivable - (continued)

was not material for the year ended December 31, 2014. As of December 31, 2014, there was no reserve against the Notes receivable.

In May 2014, the Company loaned $1.5 million to a retail FX provider. The amount borrowed was due in 2017 and bore interest at the rate of 15% per annum, due at the end of each calendar quarter. The principal amount of the loan is included in Notes receivable within noncurrent assets in the consolidated statements of financial condition as of December 31, 2014. The loan was collateralized by the assets of the borrower. In February 2015, the principal amount plus accrued interest was repaid to the Company.

On October 2, 2013, the Company acquired the Infinium Notes receivable aggregating $11.9 million with an interest rate of 4%. The principal of the Infinium Notes was payable in two lump sums with 50% due on August 1, 2014 and the remaining 50% due on August 1, 2015, and was included in Notes receivable within current and noncurrent assets, respectively, in the consolidated statements of financial condition as of December 31, 2013. The Infinium Notes were secured by liens on capital stock, equity interest held and certain other subsidiaries and other assets of Infinium Capital. On the V3 Acquisition Date, the Infinium Notes plus interest were credited towards the consideration for the V3 Acquisition (See Note 4).

Note 8. Equity Method Investments

On December 4, 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, Inc. ("FastMatch"), an electronic communication network for foreign exchange trading. As the Company holds a 35.3% equity interest and exerts significant influence, the investment is accounted for using the equity method and is included in the institutional segment for purposes of segment reporting (see Note 28). The Company also has a 21.8% equity interest in a developer of FX trading software which is accounted for using the equity method and is included in the corporate segment for purposes of segment reporting.

In conjunction with the V3 acquisition on January 21, 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. As of December 31, 2014, the other members of the LLC have not yet consented to the transfer of the 66.3% non-controlling interest to the Company. Until such consent is received, the Company is only entitled to its share of profits, losses and distributions and the Company does not have any right to participate in the management of the business and affairs of the LLC, including participating in major decisions. Accordingly, the Company’s interest is accounted for using the equity method and is included in the institutional segment for purposes of segment reporting (see Note 28).

As of December 31, 2014 and 2013, the Company’s carrying values of equity method investments were $10.0 million and $9.8 million, respectively, and are included as a component of Other assets in the consolidated statements of financial condition.

Loss on equity method investments was $1.3 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively, and is included in Loss on equity method investments, net in the consolidated statements of operations. Income or loss recognized from equity method investments was not material for the year ended December 31, 2012.

The Company did not receive any dividend distributions from its equity method investments during the years ended December 31, 2014 and 2012. Dividend distributions received from the Company's equity method investments during the year ended December 31, 2013 were not significant.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 9. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net, including capitalized software development costs, leasehold improvements and capital leases, consisted of the following as of December 31, 2014 and 2013, with amounts in thousands:

	As of December 31,
	2014	2013
Computer equipment	$30,961	$28,047
Software	63,766	47,138
Leasehold improvements	10,095	9,687
Furniture and fixtures and other equipment	3,521	3,427
Licenses	11,499	10,101
Communication equipment	2,444	1,664
Total office, communication and computer equipment	122,286	100,064
Less: Accumulated depreciation	(74,092)	(50,899)
Office, communication and computer equipment, net	$48,194	$49,165

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense, including impairments, included in the consolidated statements of operations was $25.2 million, $25.8 million and $17.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also included in depreciation expense is amortization related to capitalized software development costs of $13.7 million, $10.6 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unamortized capitalized software development costs were $28.9 million and $26.0 million as of December 31, 2014 and 2013, respectively.

Assets disposed of during the year ended December 31, 2014 were $4.4 million. The Company disposed of $19.2 million of fully depreciated assets during the year ended December 31, 2013. During the year ended December 31, 2013, the Company recorded an impairment of $3.5 million to write down the value of an electronic FX option trading platform and, in 2014, recorded an additional impairment of $1.1 million to write down the remaining value of this asset. The impairment charges are included in Depreciation and amortization expense in the consolidated statements of operations and are included in retail trading for purposes of segment reporting.

Note 10. Goodwill

The following table presents the changes in goodwill by segment during the year ended December 31, 2014, with amounts in thousands:

	Retail Trading	Institutional Trading	Total
Balance at January 1, 2014	$38,079	$269,857	$307,936
Goodwill acquired	—	19,357	19,357
Goodwill adjustment	—	(9)	(9)
Foreign currency translation adjustment	(2,703)	(694)	(3,397)
Balance at December 31, 2014	$35,376	$288,511	$323,887

The events described in Note 30 “Subsequent Events” occurred after December 31, 2014 and therefore do not impact the carrying value of goodwill as of December 31, 2014. The subsequent events are considered a triggering event that will require an interim impairment evaluation of goodwill in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact of the interim assessment cannot be made and will not be determined until the impairment testing is completed.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 11. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2014 and 2013, with amounts in thousands:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$47,397	$(21,944)	$25,453	$37,746	$(14,529)	$23,217
Non-compete agreements	3,350	(1,489)	1,861	10,507	(8,177)	2,330
Proprietary technology	85,000	(52,844)	32,156	83,900	(31,849)	52,051
Executory contract	470	(131)	339	—	—	—
Trade name	241	(56)	185	177	(13)	164
Foreign currency translation adjustment	(4,391)	1,354	(3,037)	(1,831)	172	(1,659)
Total finite-lived intangible assets	$132,067	$(75,110)	$56,957	$130,499	$(54,396)	$76,103
Indefinite-lived intangible assets
License	610	—	610	610	—	610
Total Other intangible assets, net	$132,677	$(75,110)	$57,567	$131,109	$(54,396)	$76,713

Customer relationships, non-compete agreements, proprietary technology, the executory contract and trade name are amortized on a straight-line basis over 3 to 9 years, 1 to 9 years, 4 to 7 years, 3 years and 3 years, respectively, which approximates the weighted-average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense included in the consolidated statements of operations was $29.8 million, $27.9 million and $19.0 million for the years ended December 31, 2014, 2013 and 2012 respectively. During 2014, there were disposals of fully amortized intangible assets of $8.1 million.

    Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2014 is as follows, with amounts in thousands:

Year Ending December 31,
2015	$30,765
2016	18,836
2017	4,889
2018	1,059
2019	723
Thereafter	685
$56,957

The events described in Note 30 “Subsequent Events” occurred after December 31, 2014 and therefore do not impact the carrying value of intangible assets as of December 31, 2014. The subsequent events are considered a triggering event that will require an impairment evaluation of intangible assets in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact of the assessment cannot be made and will not be determined until the impairment testing is completed.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 12. Other Assets

Other assets were comprised of the following as of December 31, 2014 and 2013, with amounts in thousands:

	As of December 31,
	2014	2013
Prepaid expenses	$5,823	$5,738
Equity method investments	10,007	9,793
Deferred debt issuance costs	5,582	7,131
Exchange memberships	6,429	—
Deposits	1,514	1,492
Other	293	162
Total	$29,648	$24,316

Note 13. Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions. This includes cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $1.3 billion and $1.2 billion as of December 31, 2014 and 2013, respectively.

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2014 and 2013, with amounts in thousands:

	As of December 31,
	2014	2013
Operating expenses payable	$23,256	$41,528
Due to Lucid non-controlling members	8,876	9,995
Commissions payable	11,864	9,485
Bonus payable	9,664	7,455
Income tax payable	2,158	1,046
Interest due on borrowings	202	177
Other	19	11
Total	$56,039	$69,697

Note 15. Earnings per Share

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

In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. The Company's unvested RSUs do not contain rights to dividends or dividend equivalents. As a result, unvested RSUs are not considered participating securities and are therefore not required to be included in computing basic EPS under the two-class method. The shares of Class B common stock do not share in the earnings of the Company and are not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Earnings per Share - (continued)

For the years ended December 31, 2014 and 2013, stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 1,002,990 and 426,000, respectively, were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

The Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets"). The Lucid sellers achieved the Profit Targets for the first anniversary shares during the quarter ended June 30, 2013 and received 1.2 million shares which are included in the computation of basic and diluted EPS for the year ended December 31, 2013. The Lucid sellers achieved the Profit Targets for the second anniversary shares during the quarter ended June 30, 2014 and received 3.0 million shares which are included in the computation of basic and diluted EPS for the year ended December 31, 2014. If the third anniversary Profit Targets are achieved, the Lucid sellers are entitled to receive 3.0 million shares on the third anniversary of the Lucid Acquisition Date. In accordance with ASC 260, the third anniversary shares are considered contingently issuable shares. Accordingly, the third anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. In accordance with ASC 260, the shares are included in diluted EPS if all necessary conditions have been satisfied by the end of the period. As of December 31, 2014, the necessary conditions to receive the third anniversary shares have not been met and these shares are not included in the computation of basic and diluted EPS for the year ended December 31, 2014.

As described in Note 23, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the year ended December 31, 2014, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.
As described in Note 23, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the year ended December 31, 2014, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.
Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because they were antidilutive under the treasury method. During the years ended December 31, 2014 and 2013, certain members of Holdings exchanged 2.4 million and 10.1 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands, except per share data:

	For the Years Ended December 31,
	2014	2013	2012
Basic and diluted net income per share:
Numerator
Net income available to holders of Class A common stock	$17,151	$14,832	$8,958
Earnings allocated to participating securities	—	—	—
Earnings available for common stockholders	$17,151	$14,832	$8,958
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	41,637	32,789	24,086
Add dilutive effect of the following:
Weighted average of Lucid's first anniversary shares issued on June 18, 2013	—	552	—
Weighted average of Lucid's second anniversary shares issued on June 18, 2014	1,381	—
Stock options and RSUs	992	616	—
Convertible note hedges	—	—	—
Warrants	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—
Dilutive weighted average shares of Class A common stock	44,010	33,957	24,086

Basic income per share of Class A common stock	$0.41	$0.45	$0.37
Diluted income per share of Class A common stock	$0.39	$0.44	$0.37

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of December 31,
	2014	2013
Receivables
Advances to Holdings non-controlling members	$196	$940
Accounts receivable - Lucid non-controlling members	799	—
Accounts receivable - equity method investment	1,468	—
Advances to employees	563	826
Notes receivable and interest - Lucid non-controlling members	8,013	—
Total receivables from related parties	$11,039	$1,766

Payables
Guarantee agreement ("Monetary Guaranty")	$7,078	$8,363
Employees	2,009	708
Shareholders with greater than 5% ownership in the Company	—	200
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	8,876	9,826
Due to Lucid non-controlling members in connection with trade settlements	—	169
Notes payable to Lucid non-controlling members in connection with the Lucid Acquisition	—	9,800
Accounts payable - equity method investment	—	378
Faros Follow-on Payment	—	3,672
Tax receivable agreement	150,576	150,258
Total payables to related parties	$168,539	$183,374

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of December 31, 2014 and 2013, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

Included in Accounts receivable, net in the consolidated statements of financial condition as of December 31, 2014 is $0.8 million of advances to the Lucid non-controlling members.

The Company receives commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.3% equity interest (see Note 8). The Company pays a per trade fee to FastMatch for use of the platform. During the years ended December 31, 2014 and 2013, fees collected from customer for trades executed on the FastMatch platform were $13.8 million and $5.1 million, respectively, included in Institutional trading revenue in the consolidated statements of operations, and fees paid to FastMatch were $7.4 million and $3.1 million, respectively, which are reflected as a component of Communication and technology in the consolidated statements of operations. The Company has also advanced funds for expenses on behalf of FastMatch. At December 31, 2014, Accounts receivable, net in the consolidated statements of financial condition included a receivable from FastMatch of $1.5 million for net amounts due from FastMatch. Accounts payable and accrued expenses at December 31, 2013 included $0.4 million of net amounts due to FastMatch.

The Company has advanced funds to several employees. The outstanding balances as of December 31, 2014 and 2013, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

As described in Note 4, V3 was formed by the Company and the non-controlling members of Lucid. The Company contributed capital of approximately $16.3 million and the non-controlling members of Lucid contributed capital of

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Related Party Transactions - (continued)

approximately $16.2 million. After giving effect to an adjustment of the purchase price subsequent to the acquisition date, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the consolidated statements of financial condition as of December 31, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the year ended December 31, 2014.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the years ended December 31, 2014, 2013 and 2012, these fees and commissions were approximately $1.3 million, $1.6 million and $2.5 million, respectively, and are included in the consolidated statements of operations in Referring broker fees. As of December 31, 2014, the shareholder described above beneficially owns less than 5% of the Corporation's Class A common stock.

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

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. During the year ended December 31, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. For the years ended December 31, 2013 and 2012, fees collected from counterparties and subsequently remitted to Method by the Company were not material and are included in Referring broker fees in the consolidated statements of operations.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a newly formed Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guarantees the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty requires Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remits a fee to Monetary determined on a counterparty by counterparty basis which is agreed upon by the Company, Monetary and the respective counterparty. The Monetary Guaranty may be terminated by either the Company or Monetary at any time provided that if Monetary elects to terminate there are no guaranteed obligations outstanding. As of December 31, 2014 and 2013, the aggregate amount of margin extended under the Monetary Guaranty was $13.2 million and $4.5 million, respectively. During the years ended December 31, 2014 and 2013, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the years ended December 31, 2014 and 2013, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were $1.1 million and $0.4 million and are included in Referring broker fees in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Related Party Transactions - (continued)

As of December 31, 2014 and 2013, the Company held cash collateral related to the Monetary Guaranty in the amount of $7.1 million and $8.4 million, respectively, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the consolidated statements of financial condition.

Effective January 30, 2015, the Company terminated the Monetary Guaranty with Monetary.

Customer account liabilities in the consolidated statements of financial condition include balances for employees and shareholders with greater than 5% ownership in the Company.

As of December 31, 2014 and 2013, Accounts payable and accrued expenses in the consolidated statements of financial condition include $8.9 million and $9.8 million, respectively, related to the Allocation of income to Lucid members for services provided (see Note 2). Accounts payable and accrued expenses also includes a balance of nil and $0.2 million of advances from certain Lucid non-controlling members as of December 31, 2014 and 2013, respectively.

Notes payable of nil and $9.8 million included in the consolidated statements of financial condition as of December 31, 2014 and 2013, respectively, represents the amount borrowed from the Lucid non-controlling members in connection with the Lucid acquisition. The Company repaid the unsecured promissory notes in December 2014 (see Note 23).

Other liabilities in the consolidated statements of financial condition include the Faros Follow-on Payment of nil and $3.7 million as of December 31, 2014 and 2013, respectively (see Note 4). The Company reassessed the Follow-on Payment liability and determined that no payment was required under the Faros Purchase Agreement as of December 31, 2014.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the years ended December 31, 2014 and 2013, certain members of Holdings exchanged 2.4 million and 10.1 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for payments by the Corporation to Holdings’ members (other than the Corporation) (see Note 2). The aggregate payments due under the tax receivable agreement were $150.6 million and $150.3 million as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, payments of $3.7 million and $4.1 million, respectively, were made pursuant to the tax receivable agreement.

Note 17. Stock-Based Compensation

The Company’s Amended and Restated 2010 Long-Term Incentive Plan (the “LTIP”) permits the grant of various equity-based awards to employees, directors or other service providers of the Company and its subsidiaries. Under the LTIP, the Company has granted non-qualified stock options and other equity awards, including shares of the Corporation’s Class A common stock (“Shares”) and, beginning in the fourth quarter of 2014, RSUs. The total number of Shares which may be issued under the LTIP is 15,295,000. The Shares issued may consist, in whole or in part, of unissued Shares or treasury Shares. The issuance of Shares shall reduce the total number of Shares available under the LTIP. As of December 31, 2014, 4.4 million shares remained available for future issuance.

In arriving at stock-based compensation expense, the Company estimates the number of equity-based awards that will forfeit due to employee turnover. The Company's forfeiture assumption is based primarily on its turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the Company's financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate,

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stock-Based Compensation - (continued)

which will result in an increase to expense recognized in the Company's financial statements. The expense the Company recognizes in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

Stock Options

Stock options to purchase Shares are granted to employees (“Employee Stock Options”) and the independent members of the board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). The Employee Stock Options have a four-year graded vesting schedule and a contractual term of seven years from the date of grant. The Independent Directors Options vest on the first anniversary after the grant date and have a seven-year contractual term. Under the terms of the LTIP, the Company may issue new shares or treasury shares upon share option exercise.

During the year ended December 31, 2014, the Company granted 565,000 Employee Stock Options and 83,490 Independent Directors Options. During the year ended December 31, 2013, the Company granted 426,000 Employee Stock Options and 105,636 Independent Directors Options. During the year ended December 31, 2012, the Company granted 725,000 Employee Stock Options and 109,488 Independent Directors Options. Stock options are granted to employees and independent directors with exercise prices at least equal to the fair market value of a Share on the date the option is granted.

The following table summarizes the Company’s stock options activity as of December 31, 2014 and changes for the year then ended:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	7,607,800	$13.48
Granted	648,490	$16.28
Exercised	(829,086)	$13.48
Forfeited or expired	(236,400)	$13.23
Outstanding at December 31, 2014	7,190,804	$13.74	3.59	$20,525
Options vested and expected to vest at December 31, 2014	7,166,783	$13.74	3.58	$20,461
Options exercisable at December 31, 2014	5,776,564	$13.67	3.15	$16,780

The weighted-average fair value per option granted in the years ended December 31, 2014, 2013, and 2012 was $5.66, $5.67 and $3.55, respectively. The total intrinsic value of options exercised in the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $8.4 million and nil, respectively. The total grant-date fair value of options vested in the years ended December 31, 2014, 2013 and 2012 was $11.2 million, $11.0 million and $10.5 million, respectively.

Valuation Assumptions

The fair value of each option awarded to employees is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. Options granted to the Company's independent directors are considered options granted to employees under ASC 718 as defined therein.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stock-Based Compensation - (continued)

The following assumptions were used in the Black-Scholes valuation model:

	Employee Stock Options			Independent Directors Options
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Expected term in years	4.75	4.75	4.75	4.00	4.00	4.00
Risk-free interest rate	1.58%	1.06%	0.71%	1.19%	0.63%	0.60%
Expected volatility	45.00%	51.00%	52.00%	44.00%	54.00%	63.00%
Dividend yield	1.48%	1.55%	2.48%	1.43%	2.05%	2.40%
Estimated fair value at grant date	$5.70	$6.02	$3.47	$5.39	$4.26	$4.11

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical share option exercise experience upon which to estimate an expected term. Given that the Corporation’s Shares have been publicly traded for approximately four years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

The risk-free interest rates for the Employee Stock Options and Independent Directors Options are based on U.S. Treasury instruments whose terms are commensurate with the Stock Options’ expected terms.

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

Dividend yield is determined based on the Company's expected dividend payouts.

Stock-based compensation expense before income taxes included in Compensation and benefits in the consolidated statements of operations was $9.5 million, $10.4 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, for the Employee Stock Options. Stock-based compensation expense before income taxes included in Compensation and benefits in the consolidated statements of operations was $0.5 million for 2014 and $0.4 million for each year ended December 31, 2013 and 2012, for the Independent Directors Options. The total compensation cost capitalized and included in Office, communication and computer equipment, net, in the consolidated statements of financial condition was $1.0 million for the year ended December 31, 2014 and $1.4 million for each year ended December 31, 2013 and 2012. The Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, there was $5.2 million of total unrecognized compensation cost related to unvested Stock Options that is expected to be recognized over a weighted average period of 2.5 years.

Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of those options were $11.2 million and nil, respectively, for the year ended December 31, 2014. Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of those options were $22.5 million and $1.5 million, respectively, for the year ended December 31, 2013. The Company did not have any cash proceeds or income tax benefits realized from the exercise of Stock Options for the year ended December 31, 2012.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stock-Based Compensation - (continued)

Other Equity Awards

The LTIP provides for the grant of other stock-based awards (“Other Equity Awards”) which may include Shares and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, Shares.

RSUs

During December 2014, the Company granted service-based RSUs to employees. The RSUs vest in equal annual installments over a four-year period following the date of grant, subject to the employees' continuing employment. RSUs that vest are settled by issuance of one Share for each RSU. If the employee terminates for any reason, any RSUs which have not vested as of the date of termination are forfeited and returned to the Company.

Holders of RSUs do not have dividend, voting or any other rights of a shareholder with respect to the Shares underlying the RSUs unless and until the RSUs vest and are settled by the issuance of such Shares. The fair value of RSUs is based on the fair market value of Shares on the date of grant, adjusted for the present value of dividends expected to be paid on Shares prior to vesting. Such value is recognized as an expense over the requisite service period, net of estimated forfeitures.

The following table summarizes the Company’s unvested RSU activity as of December 31, 2014 and changes for the year then ended:

	Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2014	—	—
Granted	208,500	$16.25
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	208,500	$16.25	3.96	$3,455
RSUs expected to vest at December 31, 2014	182,825	$16.25	3.96	$3,029

Stock-based compensation expense before income taxes for RSUs, which is included in Compensation and benefits in the consolidated statements of operations, and total compensation cost capitalized for RSUs, which is included in Office, communication and computer equipment, net, in the consolidated statements of financial condition, was not material for the year ended December 31, 2014.

As of December 31, 2014, there was $2.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.96 years.

Shares

During the year ended December 31, 2012, the Company granted 945,847 Shares with a per share fair market value of $11.76 as Other Equity Awards. The Shares were fully vested at the date of the grant. The Company did not grant Shares as Other Equity Awards during the years ended December 31, 2014 and 2013. Stock-based compensation expense included in Compensation and benefits in the consolidated statements of operations related to Shares granted as Other Equity Awards was nil for each year ended December 31, 2014 and 2013 and $11.1 million for the year ended December 31, 2012.

Note 18. Stockholders’ Equity

The Corporation’s authorized capital stock consists of 3,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 300,000,000 shares of preferred stock, par value $.01 per share.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 18. Stockholders' Equity - (continued)

Class A Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). On November 5, 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $130.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

During the year ended December 31, 2014, the Company repurchased and retired 145,985 shares of its Class A common stock, at an average price of $15.48 per share, for approximately $2.3 million. The following table presents the changes in the Company’s Class A common stock outstanding during the year ended December 31, 2014, with amounts in thousands:

Class A Common Stock
Balance at January 1, 2014	44,665
Issued	164
Repurchased	(146)
Exchange of Holdings units into Class A common stock	2,378
Stock options exercised	829
Balance at December 31, 2014	47,890

As of December 31, 2014 and 2013, there were 34 and 41 shares, respectively, of Class B common stock issued and held by the members of Holdings.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 19. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full-time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2014, 2013 and 2012.

Note 20. Net Capital Requirements

    Our regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, HK, UK LTD, Australia, ODL, FSL, FXCMJ, Lucid LLP and Faros as of December 31, 2014 and 2013, with amounts in millions:

	As of December 31, 2014
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$69.5	$101.6	$31.2	$3.0	$25.5	$40.2	$36.3	$22.8	$0.4
Minimum capital requirement	30.0	29.2	14.8	0.8	3.0	5.2	6.3	3.8	—
Excess capital	$39.5	$72.4	$16.4	$2.2	$22.5	$35.0	$30.0	$19.0	$0.4

	As of December 31, 2013
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$64.2	$86.0	$33.6	$4.7	$18.4	$34.8	$36.3	$41.8	$0.1
Minimum capital requirement	27.1	24.7	12.3	0.4	6.9	8.2	5.6	4.2	—
Excess capital	$37.1	$61.3	$21.3	$4.3	$11.5	$26.6	$30.7	$37.6	$0.1

Note 21. Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The leases for the office facilities are subject to escalation factors primarily related to property taxes and building operating expenses. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows as of December 31, 2014, with amounts in thousands:

Year Ending December 31,
2015	$6,714
2016	5,304
2017	3,781
2018	3,492
2019	3,292
Thereafter	19,858
$42,441

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Commitments and Contingencies - (continued)

The aggregate operating lease expense, included in General and administrative expense in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, was $10.2 million, $8.3 million and $7.9 million, respectively. For the years ended December 31, 2014 and 2013, there were no sublease commitments. The Company leases its corporate office location under an operating lease agreement expiring in May 2026.

Capital Lease Commitments

The Company leases office equipment under capital leases. Interest paid as part of our capital lease obligation was not material for the years ended December 31, 2014, 2013, and 2012, respectively. The capital leases expire in 2015. Future minimum lease payments for capital leases are not material for 2015.

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

In 2014, the put options were exercised and Holdings remitted payments in the amount of $3.6 million. Based on the status (inactive and no assets) of Online Courses, the put option payments resulted in a charge to earnings, and General and administrative expense in the consolidated statements of operations for the year ended December 31, 2014 includes a charge of $3.6 million related to the put option payments.

Note 22. Exchange Memberships

The Company’s exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and the Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of December 31, 2014. At December 31, 2014, ownership interests and shares owned with a cost of $2.7 million and $3.7 million, respectively, are included in Other assets in the consolidated statement of financial condition. There were no exchange memberships held at December 31, 2013.

Note 23. Debt

Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement was guaranteed by certain subsidiaries of Holdings and was secured by a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

As of December 31, 2014 and 2013, Holdings’ outstanding balance under the Credit Agreement was $25.0 million and nil, respectively. In connection with the events described in Note 30 “Subsequent Events,” the outstanding balance of $25.0 million and accrued interest and fees of $0.1 million were repaid in full and the Credit Agreement was terminated effective January 20, 2015.

Interest expense related to borrowings under the Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Debt - (continued)

During the year ended December 31, 2014, the weighted average dollar amount of borrowings related to the Credit Agreement was $36.1 million and the weighted average interest rate was 2.74%. During the year ended December 31, 2013, the weighted average dollar amount of borrowings related to the Credit Agreement was $34.9 million and the weighted average interest rate was 2.43%. During the year ended December 31, 2012, the weighted average dollar amount of borrowings related to the Credit Agreement was $41.2 million and the weighted average interest rate was 2.10%.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Debt - (continued)

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

Under ASC 470, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital section of stockholders' equity in the Company's consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The balances of the liability and equity components as of December 31, 2014 and 2013, were as follows, with amounts in thousands:

	As of December 31,
	2014	2013
Liability component - principal	$172,500	$172,500
Deferred bond discount	(20,922)	(26,197)
Liability component - net carrying value	$151,578	$146,303
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the consolidated statements of operations for the years ended December 31, 2014 and 2013 was as follows, with amounts in thousands:

	For the Years Ended December 31,
	2014	2013
Interest expense - stated coupon rate	$3,881	$2,232
Interest expense - amortization of deferred bond discount	5,275	2,904
Interest expense - amortization of debt issuance cost	1,209	699
Total interest expense - convertible notes	$10,365	$5,835

The Company incurred $6.0 million of Convertible Notes issuance cost. Amortization of Convertible Notes issuance costs included in Interest on borrowings in the consolidated statements of operations for the years ended December 31, 2014 and 2013 was $1.2 million and $0.7 million, respectively. Unamortized Convertible Notes issuance cost at December 31, 2014 and 2013 was $4.1 million and $5.3 million, respectively, and is included in Other assets in the consolidated statements of financial condition.

Notes Payable

In connection with its Lucid acquisition, the Company issued to the Lucid sellers 3.5% unsecured promissory notes in the amounts of $71.4 million and $15.8 million maturing on December 21, 2012. On December 21, 2012, the Company repaid

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Debt - (continued)

$64.0 million of these notes and issued a series of 2.25%, $22.9 million unsecured promissory notes for the balance. The notes were pre-paid on June 6, 2013 with a portion of the proceeds received from the Convertible Notes issued on June 3, 2013. In the second quarter of 2013, the Lucid purchase price was increased by $15.3 million due to the final determination of tax balances at the acquisition date adjusted during the measurement period. The Company issued six-month 2.25% unsecured promissory notes to the Lucid sellers for the purchase price increase which matured on December 21, 2013. In satisfaction of the matured notes, the Company repaid $5.5 million and issued a series of 2.25% unsecured promissory notes to the Lucid sellers for the balance of $9.8 million which matured on June 6, 2014. In satisfaction of the matured notes, the Company repaid $2.3 million and issued a series of 2.25% unsecured promissory notes for the balance of $7.5 million which matured on December 6, 2014. The Company repaid the $7.5 million on December 6, 2014.

Note 24. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are recognized as either assets or liabilities at fair value in the consolidated statements of financial condition and recorded within Due from brokers and Due to brokers, respectively. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by-counterparty basis in accordance with ASC 210 and ASC 815. The Company enters into futures contracts to economically hedge the open customer contracts on its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company's CFD business are included in Retail trading revenue in the consolidated statements of operations. The Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Institutional trading revenue in the consolidated statements of operations.

Through its subsidiaries Lucid and V3 (see Note 2), the Company enters into options, futures, forward foreign currency contracts and commodity contracts. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative transactions held for trading purposes are recorded in Due from/to brokers in the consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes, are included in Institutional trading revenue in the consolidated statements of operations.

The Company is exposed to risks relating to its derivatives trading positions from the potential inability of counterparties to perform under the terms of the contracts (credit risk) and from changes in the value of the underlying financial instruments (market risk). The Company is subject to credit risk to the extent that any counterparty with which it conducts business is unable to fulfill its contractual obligations. The Company manages its trading positions by monitoring its positions with and the credit quality of the financial institutions that are party to its derivative trading transactions. Additionally, the Company's netting agreements provide the Company with the right, in the event of a default of the counterparty (such as bankruptcy or a failure to perform), to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral against any net amount owed by the counterparty.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of December 31, 2014 and 2013. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	(Included in Due from/Due to Brokers)
	Fair Value	Notional	Fair Value	Notional
Exchange traded options	$10,724	$95,498	$11,422	$81,053
Futures contracts	332,346	3,617,128	352,703	3,627,562
OTC options	—	—	1,086	1,086
Total derivatives, gross	$343,070	$3,712,626	$365,211	$3,709,701
Netting agreements and cash collateral netting	(342,467)		(353,543)
Total derivatives, net	$603		$11,668

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	(Included in Due from/Due to Brokers)
	Fair Value	Notional	Fair Value	Notional
Futures contracts	$84	$19,475	$2,404	$140,429
Netting agreements	(84)		(84)
Total derivatives, net	$—		$2,320

Gains (losses) on derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments included in Retail and Institutional trading revenue in the consolidated statements of operations for the years ended December 31, 2014 and 2013, with amounts in thousands:

	Gains (Losses)
	Twelve Months ended December 31, 2014			Twelve Months ended December 31, 2013
	Retail	Institutional	Total	Retail	Institutional	Total
Exchange traded options	$—	$33,318	$33,318	$—	$—	$—
Futures contracts	(74,297)	(5,242)	(79,539)	(26,671)	20,244	(6,427)
OTC options	—	(23)	(23)	—	—	—
Total	$(74,297)	$28,053	$(46,244)	$(26,671)	$20,244	$(6,427)

Note 25. Fair Value Measurements

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Fair Value Measurements - (continued)

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

When Level I inputs are available, those inputs are selected for determination of fair value. To value financial assets or liabilities that are characterized as Level II and III, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the level of fair value for each financial asset or liability is based on the highest priority level of input within this fair value hierarchy.

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Trading securities	$26	$—	$—	$—	$26
Due from brokers:
Exchange traded options	10,724	—	—	—	10,724
Futures contracts	332,346	—	—	—	332,346
Netting	—	—	—	(342,467)	(342,467)
Total due from brokers	343,070	—	—	(342,467)	603
Total assets	$343,096	$—	$—	$(342,467)	$629

Financial Liabilities:
Customer account liabilities	$—	$1,331,723	$—	$—	$1,331,723
Due to brokers:
Exchange traded options	11,422	—	—	—	11,422
Futures contracts	352,703	—	—	—	352,703
OTC options	—	1,086	—	—	1,086
Netting	—	—	—	(353,543)	(353,543)
Total due to brokers	364,125	1,086	—	(353,543)	11,668
Securities sold, not yet purchased	4,239	—	—	—	4,239
Total liabilities	$368,364	$1,332,809	$—	$(353,543)	$1,347,630

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Fair Value Measurements - (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Due from brokers - futures contracts	$84	$—	$—	$(84)	$—
Total assets	$84	$—	$—	$(84)	$—

Financial Liabilities:
Customer account liabilities	$—	$1,190,880	$—	$—	$1,190,880
Due to brokers - open futures contracts	2,404	—	—	(84)	2,320
Follow-on Payment	—	—	3,672	—	3,672
Total liabilities	$2,404	$1,190,880	$3,672	$(84)	$1,196,872
Trading Securities

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading securities. These trading securities are reported at their fair value based on the quoted market prices of the securities in active markets. Changes in fair value of equity securities from trading activity are recorded in Institutional trading revenue in the consolidated statements of operations.

Due from/to Brokers

Exchange traded options and open futures contracts, included in Due from and Due to brokers in the consolidated statements of financial condition, are measured at fair value based on exchange prices. Over the counter ("OTC") options, included in Due from and Due to brokers in the consolidated statements of financial condition, are valued using market price quotations (where observable) obtained from independent brokers.

Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions, including cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities, included in the consolidated statements of financial condition, are measured at fair value based on the market prices of the underlying products.

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included in the consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date which is determined based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses in Institutional trading revenue in the consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the consolidated statements of financial condition.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Restricted time deposits	$8,341	$8,341	$—	$8,341	$—
Due from brokers - unsettled spot FX	14,635	14,635	—	14,635	—
Due from brokers - unsettled common stock	3,730	3,730	—	3,730	—
Due from brokers - excess cash collateral	18,330	18,330	—	18,330	—
Equity method investments	10,007	17,199	—	—	17,199
Notes receivable	9,381	9,381	—	—	9,381
Exchange memberships	6,429	7,802	—	7,802	—
Total assets	$70,853	$79,418	$—	$52,838	$26,580

Financial Liabilities:
Due to brokers - unsettled spot FX	4,645	4,645	—	4,645	—
Credit agreement	25,000	25,000	—	25,000	—
Senior convertible notes	151,578	147,266	—	147,266	—
Total liabilities	$181,223	$176,911	$—	$176,911	$—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial Assets:
Due from brokers - unsettled spot FX	$5,450	$5,450	$—	$5,450	$—
Equity method investments	9,793	13,504	—	—	13,504
Notes receivable	11,942	11,942	—	—	11,942
Total assets	$27,185	$30,896	$—	$5,450	$25,446

Financial Liabilities:
Due to brokers - unsettled spot FX	6,332	6,332	—	6,332	—
Note payable	9,800	9,800	—	—	9,800
Senior convertible notes	146,303	149,418	—	149,418	—
Total liabilities	$162,435	$165,550	$—	$155,750	$9,800

Restricted Time Deposits

Restricted time deposits consist of pledged time deposits (see Note 5) with original maturities of three months and one year and for which use is contractually restricted. Restricted time deposits are included in Current assets and Non-current assets

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Fair Value Measurements - (continued)

in the consolidated statements of financial condition, as appropriate. Restricted time deposits are recorded at cost, which approximates fair value.

Due from/to Brokers - Unsettled Spot FX

Unsettled spot FX, included in Due from brokers and Due to brokers in the consolidated statements of financial condition, is carried at contracted amounts which approximate fair value based on market price quotations (where observable) obtained from independent brokers.

Due from Brokers - Unsettled Common Stock

The receivable for exchange membership shares sold short, included in Due from brokers in the consolidated statements of financial condition, is carried at the contracted amount which approximates fair value based on quoted prices.

Due from Brokers - Excess Cash Collateral

Excess cash collateral, included in Due from brokers in the consolidated statements of financial condition, is carried at contractual amounts which approximate fair value.

Equity Method Investments

Equity method investments, included in Other assets in the consolidated statements of financial condition, are carried at cost. The fair value of these investments is based on comparable market multiples and other valuation methods.

Notes Receivable

Notes receivable are carried at contracted amounts which approximate fair value.

Exchange Memberships

Exchange memberships, which include ownership interests and shares owned, are included in Other assets in the consolidated statements of financial condition. Exchange memberships are carried at cost. The fair value is based on quoted prices or recent sales.

Notes Payable

Notes payable, included in the consolidated statements of financial condition, are carried at contracted amounts, which approximate fair value based on the relatively short amount of time until maturity.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Fair Value Measurements - (continued)

The following tables reconcile the ending balances of liabilities classified as Level III and identify the total gains the Company recognized during the years ended December 31, 2014 and 2013 on such liabilities that were included in the consolidated statements of financial condition as of December 31, 2014 and 2013, respectively, with amounts in thousands:

	As of December 31, 2014
	Beginning Balance	Additions	Net Unrealized / Realized Gains	Ending Balance
Follow-on Payment	$3,672	$—	$(3,672)	$—
Total Level III liabilities	$3,672	$—	$(3,672)	$—

	As of December 31, 2013
	Beginning Balance	Additions	Net Unrealized / Realized Gains	Ending Balance
Follow-on Payment	$—	$10,631	$(6,959)	$3,672
Total Level III liabilities	$—	$10,631	$(6,959)	$3,672

The Follow-on Payment related to the Faros acquisition was valued using significant unobservable inputs including a multiple of Faros' 2014 EBITDA. The net unrealized/realized gains are included in Other income in the consolidated statements of operations.

The Company did not have any transfers in or out of Level I, II and III during the year ended December 31, 2014.

Note 26. Income Taxes

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

Income before income taxes, as shown in the consolidated statements of operations, includes the following income components, with amounts in thousands:

	For the Years Ended December 31,
	2014	2013	2012
Domestic	$3,946	$10,390	$19,794
Foreign	21,702	41,470	27,670
	$25,648	$51,860	$47,464

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Income Taxes - (continued)

The provision for income taxes consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2014	2013	2012
Current
Federal income tax (benefit)	$2	$(185)	$478
State and local income tax	331	682	574
Foreign income tax	4,757	5,085	764
Subtotal	5,090	5,582	1,816

Deferred
Federal income tax	1,053	3,996	2,837
State and local income tax (benefit)	754	235	(171)
Foreign income (benefit) tax	(896)	7,211	4,504
Subtotal	911	11,442	7,170
Total provision for taxes	$6,001	$17,024	$8,986

The following table reconciles the provision for income taxes to the U.S. federal statutory tax rate:

	For the Years Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Income passed through to non-controlling members	(2.7)	(5.4)	(15.5)
State and local income tax	2.8	0.9	1.0
Foreign income tax	(3.3)	(1.4)	(3.1)
Tax Receivable Agreement true-up	(11.7)	—	—
Non-deductible FCA fine	—	2.0	—
Foreign tax credit valuation allowance	3.7	3.5	2.5
Impact of rate change on deferred tax assets	—	(0.9)	—
Other	0.6	0.1	—
Effective tax rate	23.4%	32.8%	18.9%

The decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a reduction in the effective tax rate that is used to calculate the Company’s obligation under the tax receivable agreement. This was offset by an increase in the Corporation’s ownership in Holdings, a valuation allowance established on the Company's foreign tax credits and state net operating loss carryforwards. The increase in the Corporation’s ownership in Holdings is due to Holdings' members exchanging their membership units for the Corporation’s Class A common stock. The Company’s effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to the Corporation, and therefore taxable, increases. The effect of Holdings Unit exchanges is partially offset by the Corporation's Class A common stock repurchases. Anytime the Corporation repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Unit transaction with the Corporation. The effect of these repurchases decreases the Corporation’s ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to the Corporation (see Note 2).

The Company’s 2014 tax provision does not include any consideration of the January 15, 2015 subsequent event. It is highly probable that the tax expense of the Company and the corresponding tax position of the Company would be significantly different if the events were considered. The events described in Note 30 “Subsequent Events” occurred after December 31, 2014 and therefore do not impact the tax expense or tax position of the Company as of and for the year ended December 31,

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Income Taxes - (continued)

2014. It is highly probable that the subsequent events could impact the realizability of the Company's deferred tax assets and will require an assessment in the fiscal quarter ending March 31, 2015. As of the report date, an estimate of the financial impact cannot be made and will not be determined until the assessment for realizability is completed.

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	As of December 31,
	2014	2013
Deferred tax assets
Equity-based compensation	$983	$1,059
Investment in partnership	179,297	178,941
Fixed assets	1,960	2,279
Tax loss carryforwards	40,346	25,631
Intangible assets	92	—
Tax credit carryforward/foreign sub income	5,380	4,265
Japan software	838	1,516
Other	417	577
Gross deferred tax assets	229,313	214,268
Less: valuation allowance	(19,704)	(25,288)
Net deferred tax asset	209,609	188,980
Deferred tax liabilities
Fixed assets	8	4
Intangible assets	2,498	3,965
Goodwill	19,296	8,742
Software development cost	253	238
Other	768	1,232
Gross deferred tax liabilities	22,823	14,181
Net deferred tax asset	$186,786	$174,799

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

The Company assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $19.7 million was recorded as of December 31, 2014.

As of December 31, 2014, the Company has $18.8 million of domestic net operating loss carryforwards and $169.8 million of foreign net operating loss carryforwards. The U.S. net operating loss carryforwards have various expiration dates through 2034 with the net operating losses generated by certain of our U.K. subsidiaries having indefinite carryforward periods.

The tax credit carryforward includes foreign tax credits of $4.6 million that may be carried forward for a period of 10 years and begin to expire in 2021 and unincorporated business tax credits of $0.5 million that may be carried forward for 7 years.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Income Taxes - (continued)

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $28.9 million as of December 31, 2014. The determination of the additional deferred taxes that have not been provided is not practicable.

Income tax payable as of December 31, 2014 and 2013 was $2.2 million and $1.0 million, respectively, and is included in Accounts payable and accrued expenses in the consolidated statements of financial condition (see Note 14). Tax receivable as of December 31, 2014 and 2013 was $2.4 million and $3.9 million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	For the Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits – January 1	$183	$3,691	$223
Gross increases – tax positions in prior period	98	—	1
Gross decreases – tax positions in prior period	—	(3,445)	(16)
Gross increases – tax positions in current period	128	51	3,483
Settlement	—	(114)	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$409	$183	$3,691

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during the years ended December 31, 2014, 2013 and 2012.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2014, the Company’s tax years for 2011, 2012, and 2013 are subject to examination by the tax authorities. As of December 31, 2014, several of the companies U.K. subsidiaries are under examination for the 2012 tax year.

Note 27. Foreign Currencies and Concentrations of Credit Risk

Under the agency model, the Company accepts and clears FX spot contracts for the accounts of its customers (see Notes 1 and 2). These activities may expose the Company to off-balance sheet risk in the event that the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

In connection with these activities, the Company executes and clears customers’ transactions involving the sale of foreign currency not yet purchased, substantially all of which are transacted on a margin basis subject to internal policies. Such transactions may expose the Company to off-balance sheet risk in the event margin deposits are not sufficient to fully cover losses that customers may incur. In the event that a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligation.

The Company controls such risks associated with its customer activities by requiring customers to maintain margin collateral, in the form of cash, in compliance with various internal guidelines. The Company’s trading software technology monitors margin levels on a real time basis and, pursuant to such guidelines, requires customers to deposit additional cash collateral, or to reduce positions, if necessary. The system is designed to ensure that any breach in a customer’s margin requirement as a result of losses on the trading account will automatically trigger a final liquidation, which will execute the closing of all positions. Exposure to credit risk is dependent on market liquidity. Institutional customers are permitted credit

FXCM Inc.

Notes to Consolidated Financial Statements

Note 27. Foreign Currencies and Concentration of Credit Risk - (continued)

pursuant to limits set by the Company’s prime brokers. The prime brokers incur the credit risk relating to the trading activities of these customers in accordance with the respective agreements between such brokers and the Company.

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s Due from brokers balance included in the consolidated statements of financial condition was $37.3 million and $5.5 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, 97.1% of the Company’s Due from brokers balance, included in the consolidated statements of financial condition, was from three large financial institutions. As of December 31, 2013, 96.2% of the Company’s Due from brokers balance, included in the consolidated statements of financial condition, was from one large financial institution. Two banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2014 and 2013.

Note 28. Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to FX trading and related services and operate in two segments — retail and institutional, with different target markets and are covered by a separate sales force, customer support and trading platforms. The Company’s segments are organized around three geographic areas. These geographic areas are the U.S., Asia and Europe and are based on the location of its customers’ accounts.

Retail Trading

The Company operates its retail business whereby it acts as an agent between retail customers and a collection of large global banks and financial institutions by making foreign currency markets for customers trading in foreign exchange spot markets through its Retail Trading business segment. The Retail Trading business segment includes the Company’s white label relationships, contracts for difference, payments for order flow (through August 1, 2014) and rollovers. In addition, the Retail Trading business segment includes offerings to some of the Company’s smaller retail clients to trade with a dealing desk, or principal model.

Institutional Trading

Institutional Trading facilitates spot foreign currency trades on behalf of institutional customers, market making and electronic trading in the institutional foreign exchange spot and futures markets. The facilitation of spot foreign currency trades allows customers to obtain the best execution price from external banks and financial institutions.

Our Institutional Trading segment also includes Lucid, an electronic market marker and trader in the institutional foreign exchange spot and futures markets, and activity from the acquisitions of Faros and V3. The V3 acquisition expanded the Lucid business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 28. Segments - (continued)

Information concerning the Company’s operations by reportable segment is as follows, with amounts in thousands:

	As of and For the Year Ended December 31, 2014
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$349,630	$106,663	$7,464	$463,757
Total expenses	210,550	109,247	117,004	436,801
Loss on equity method investments	—	888	420	1,308
Income (loss) before income taxes	$139,080	$(3,472)	$(109,960)	$25,648
Assets	$1,759,485	$435,088	$192,854	$2,387,427

	As of and For the Year Ended December 31, 2013
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$379,840	$110,957	$(1,209)	$489,588
Total expenses	219,016	98,839	119,121	436,976
Loss on equity method investments	—	697	55	752
Income (loss) before income taxes	$160,824	$11,421	$(120,385)	$51,860
Assets	$1,622,829	$417,492	$183,626	$2,223,947

	As of and For the Year Ended December 31, 2012
	Retail Trading	Institutional Trading	Corporate	Total
Total net revenues	$355,282	$62,033	$—	$417,315
Total expenses	218,018	45,164	106,669	369,851
Income (loss) before income taxes	$137,264	$16,869	$(106,669)	$47,464
Assets	$1,556,680	$381,368	$127,122	$2,065,170

	For the Years Ended December 31,
	2014	2013	2012
Total Net Revenues
U.S.	$304,507	$301,005	$284,511
Asia	60,086	57,557	51,486
Europe, Middle East and North Africa	289,232	286,771	191,314
Other	8,467	4,811	4,183
Eliminations	(198,535)	(160,556)	(114,179)
Total	$463,757	$489,588	$417,315

FXCM Inc.

Notes to Consolidated Financial Statements

Note 28. Segments - (continued)

	For the Years Ended December 31,
	2014	2013	2012
Operating and Other Expenses
U.S.	$300,560	$290,549	$264,706
Asia	43,566	39,410	41,228
Europe, Middle East and North Africa	285,271	265,218	173,467
Other	7,247	3,107	3,214
Eliminations	(198,535)	(160,556)	(112,764)
Total	$438,109	$437,728	$369,851

	For the Years Ended December 31,
	2014	2013	2012
Income Before Income Taxes
U.S.	$3,947	$10,456	$19,805
Asia	16,520	18,147	10,258
Europe, Middle East and North Africa	3,961	21,553	17,847
Other	1,220	1,704	969
Eliminations	—	—	(1,415)
Total	$25,648	$51,860	$47,464

Note 29. Litigation

In the ordinary course of business, we and certain of our officers, directors and employees may from time to time be involved in litigation and claims incidental to the conduct of our businesses, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in administrative claims, investigations and regulatory proceedings against us. We have been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In October 2011, the Trustee in bankruptcy, representing three debtors, Certified, Inc., Global Bullion Trading Group, Inc., and WJS Funding, Inc., filed an adversary complaint in the United States Bankruptcy Court for the Southern District of Florida against US, ODL Securities, Inc. and ODL Securities, Ltd. (the “Defendants”). Before the Defendants filed any response, the Trustee amended the Complaint to add ODL, FXCM Securities, LLC, FSL, FXCM Inc., and Holdings as Defendants. The Amended Complaint asserts claims under the Federal Bankruptcy Code to recover allegedly preferential and fraudulent transfers to the Defendants, under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C §1961 et seq., as well as the common law. The Amended Complaint seeks an unspecified amount of compensatory and punitive damages, interests, and costs. The Defendants have filed motions to dismiss the Amended Complaint in its entirety. Thereafter, the parties engaged in non-binding mediation. Ultimately a settlement was reached in the amount of $0.7 million which was approved by the Bankruptcy Court on June 20, 2012.

In 2012, FXCMJ accrued $2.6 million as an estimate to settle certain trading system matters with the JFSA. The Company settled this matter for $2.3 million, which included an administrative penalty, during the first quarter of 2013.

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC, KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable under the Texas Securities Act, and the common law: (i) as a “control person;” (ii) as an aider and abettor of fraud and a breach of fiduciary obligations; and (iii) for its negligence. The receiver seeks joint and several liability for damages in excess of $3.8 million, plus exemplary damages under

FXCM Inc.

Notes to Consolidated Financial Statements

Note 29. Litigation - (continued)

Texas law, interest, and attorneys’ fees.  On February 7, 2014, US filed the equivalent of a motion to dismiss and to compel arbitration based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with Revelation. It also filed an Answer with multiple affirmative defenses. The trial court heard argument on US’s motions to dismiss and to compel arbitration and denied them without findings of fact or conclusions of law.  On March 18, 2014, US filed a Notice of Appeal of the trial court's denial of its motion to compel arbitration.  On April 16, 2014, US filed a Petition for a Writ of Mandamus seeking review of the trial court’s refusal to enforce the forum selection clause. After both issues were fully briefed and argued, the court of appeals affirmed the trial court’s denial of US’s motions to dismiss and to compel arbitration by order dated December 31, 2014. In February 2015, US filed a Petition for Review and Petition for Writ of Mandamus in the Supreme Court of Texas. Those Petitions are presently pending.

In February 2014, UK LTD and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK LTD and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK LTD and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. In June 2014 and February 2015, UK LTD and FSL paid an additional $1.8 million and $0.7 million, respectively, in restitution to affected clients.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC.

In July 2014, US settled a complaint brought by the NFA relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. The CFTC is also investigating this matter.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $4.7 million as of December 31, 2014.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 30. Subsequent Events

On January 15, 2015, the Company's customers suffered significant losses and generated negative equity balances ("debit balances") owed to us of approximately $276.0 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank (SNB) discontinued its currency floor of 1.2 EUR per CHF on that date. When a customer entered a EUR/CHF trade with the Company, the Company executed an identical trade with a FX market maker. During the historic move liquidity became extremely scarce and shallow, which affected execution prices.  This liquidity issue resulted in some customers having losses in excess of their account balance. While customers could not cover their margin call with the Company, the Company still had to cover the same margin call with the FX market maker.  When a customer profits in the trade, the Company gives the profits to the customer, however, when the customer is not profitable on that trade the Company is obligated to pay the FX market maker regardless of whether the Company collects the funds from its customers. These debit balances resulted in a temporary breach of certain regulatory capital requirements.  The event was assessed as a Type II non-recognized subsequent event.

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”), a newly-formed wholly-owned subsidiary of Holdings, entered into a credit agreement (the “Leucadia Credit Agreement”) with Leucadia National Corporation ("Leucadia"), as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, in connection with the Leucadia Credit Agreement and the Fee Letter, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.

As the Company announced on January 28, 2015, we have made the business decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. The Company notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the FXCM master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company is considering various legal options to collect these debit balances. In light of the numerous uncertainties associated with these collection options, the Company cannot provide any assurance that it will be successful in recovering any portion of its clients' debit balances.

Amended and Restated Letter Agreement

The Amended and Restated Letter Agreement, dated January 24, 2015, provides, among other things, that Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the net proceeds received in connection with certain transactions, including sales of assets (subject to certain limited exceptions), dividends or distributions, the sale or indirect sale of Newco (whether by merger, stock purchase, sale of all or substantially all of Newco’s assets or otherwise), the issuance of any debt (subject to certain limited exceptions) or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 30. Subsequent Events - (continued)

The Amended and Restated Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next amount equal to 2 times the balance outstanding on the term loan and fees as of April 16, 2015, such amount not to be less than $500 million or more than $680 million	90%	10%
All aggregate amounts thereafter	60%	40%

In addition to the payments above, Leucadia and its assignees are entitled to tax distributions in the event that they are allocated income by Newco as a result of their rights under the Letter Agreement. If any such tax distributions are made, the amounts of such distributions reduce the payments to be made to Leucadia and its assignees pursuant to the allocation methodology described above (other than with respect to the repayment of the loan).

In addition, the Amended and Restated Letter Agreement provides that beginning on January 16, 2018, upon the request of Leucadia or its assignees, the Corporation, Holdings and Newco will cause the sale of Holdings, Newco and/or any of their respective subsidiaries’ assets or equity interests for cash at the highest reasonably available price.  Upon the occurrence of such event, Newco will pay Leucadia and its assignees in accordance with the methodology described above.

In the event of a change of control, at the request of Leucadia or its assignees, Holdings and Newco will be required to pay Leucadia and its assignees in cash a one-time payment equal to the fair market value of their contractual rights pursuant to the Amended and Restated Letter Agreement. For this purpose, change of control is generally defined as an event or series or events by which (i) a person or group acquires 40% or more of the voting interests of the Corporation, (ii) the Corporation and the existing members of Holdings cease to own 90% of the equity interests of Holdings, (iii) the Corporation ceases to be the sole managing member of Holdings, (iv) Holdings ceases to be the sole member of Newco or (v) subject to certain exceptions, a majority of the members of the Company’s board of directors cease to be directors during a 12-month period.

The Amended and Restated Letter Agreement will terminate upon the earlier of (i) a change of control of Newco so long as Holdings and Newco have complied with their respective obligations described in the immediately preceding paragraph or (ii) the consummation of a sale of Holdings or Newco pursuant to a sale requested by Leucadia or its assignees as described above.

The Amended and Restated Letter Agreement includes a variety of restrictive covenants binding on Holdings and Newco, including, but not limited to: limitations on their ability to amend their organizational documents; limitations on their ability to dispose of assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; and limitations on transactions with affiliates, without the prior consent of Leucadia and its assignees.  In addition, there are restrictions on the Corporation’s ability to issue equity securities other than the issuance of equity awards to employees in the ordinary course of business.  The Amended and Restated Letter Agreement further provides that Holdings and Newco shall pay Leucadia’s expenses incurred in connection with the negotiation, execution and administration of such agreement.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement, dated January 24, 2015, provides for a $300.0 million term loan made by Leucadia to Holdings and Newco (the “Borrowers”).  The net proceeds of the loan (approximately $279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt. Holdings’ prior revolving credit agreement with Bank of America, N.A. was repaid in full and terminated effective January 20, 2015 (see Note 23).

The Amended and Restated Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances,

FXCM Inc.

Notes to Consolidated Financial Statements

Note 30. Subsequent Events - (continued)

and capital contributions. The Amended and Restated Credit Agreement requires monthly payments of the term loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The loan may be voluntarily prepaid by the Borrowers without penalty.

The loan matures on January 16, 2017.  The obligations under the Amended and Restated Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate.

The Amended and Restated Credit Agreement requires the Borrowers to pay, in accordance with the Amended and Restated Fee Letter, a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million becoming payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 is greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) has not been paid on or before such date. As of the date of this report, the Company has repaid $12.2 million on the Leucadia term loan.  The aggregate principal amount outstanding is $287.8 million.

The Amended and Restated Credit Agreement includes a variety of restrictive covenants, including, but not limited to: limitations on the ability to merge, dissolve, liquidate, consolidate or sell, lease or otherwise transfer all or substantially all assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; limitations on the ability of Newco to make distributions in respect of its equity interests including distributions to pay interest due on the Company’s convertible notes and limitations on transactions with affiliates, without the prior consent of the lender.  The Amended and Restated Credit Agreement also provides for events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the other covenants contained in the Amended and Restated Credit Agreement; default under other material debt; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Stockholder Rights Plan

On January 28, 2015, the Corporation's Board of Directors approved the adoption of a stockholder rights plan (the "Rights Plan") and declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock.

Under the terms of the Rights Plan, rights to purchase one one-thousandth (1/1000) of a share of a new Series A Junior Participating Preferred Stock of the Corporation (the "Rights") at a price of $11.20 per one one-thousandth (1/1000) of a share were issued at the rate of one right for each outstanding share of the Corporation's common stock held of record on February 9, 2015. Under the terms of the Rights Plan, the Rights will initially trade together with the Corporation's Class A common stock and will not be exercisable. In the absence of further action by the Corporation's Board of Directors, the Rights will generally become exercisable and allow the holder to acquire shares of the Corporation's common stock at a discounted price if (a) a person or group acquires beneficial ownership of 10% or more of the Corporation's outstanding common stock or (b) any person or group commences a tender or exchange offer, the consummation of which would result in such person or group acquiring beneficial ownership of 10% or more of the Corporation's outstanding common stock. Rights held by the person or group triggering the rights will become void and will not be exercisable.

The issuance of Rights is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation's Class A common stock is currently traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of V3 Markets, LLC, which is included in the 2014 consolidated financial statements of the Company, and constituted $58.5 million and $46.7 million of total assets and net assets, respectively, as of December 31, 2014, $20.7 million of revenues and a net loss of $1.8 million for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by the our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.

We have audited FXCM Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). FXCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of V3 Markets, LLC., which is included in the 2014 consolidated financial statements of FXCM Inc. and constituted $58.5 million and $46.7 million of total and net assets, respectively, as of December 31, 2014 and $20.7 million and $(1.8) million of total revenues and net income/(loss), respectively, for the year then ended. Our audit of internal control over financial reporting of FXCM Inc. also did not include an evaluation of the internal control over financial reporting of V3 Markets, LLC.

In our opinion, FXCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition FXCM Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 16, 2015

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted-average exercise price of outstanding options, warrants and rights		(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,399,304	[1,2]	$13.74	[3]	4,418,049
Equity compensation plans not approved by security holders	—		—		—
_________________

[1]	Includes 7,190,804 shares subject to outstanding stock options and 208,500 shares subject to outstanding restricted stock units ("RSUs").
[2]	Includes 253,416 stock options granted to our independent directors.
[3]	Calculated exclusive of outstanding RSUs.

Equity compensation plans approved by security holders consist of our Amended and Restated 2010 Long-Term Incentive Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York.

FXCM INC.
Date:	March 16, 2015	By:	/s/ Dror (Drew) Niv
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

Signature	Title	Date
/s/ Dror (Drew) Niv	Director and Chief Executive Officer	March 16, 2015
Dror (Drew) Niv	(principal executive officer)
/s/ David Sakhai	Director and Chief Operating Officer	March 16, 2015
David Sakhai
/s/ William Adhout	Director	March 16, 2015
William Ahdout
/s/ Kenneth Grossman	Director	March 16, 2015
Kenneth Grossman
/s/ Eduard Yusupov	Director	March 16, 2015
Eduard Yusupov
/s/ Robert Lande	Chief Financial Officer	March 16, 2015
Robert Lande	(principal financial officer)
/s/ James Brown	Director	March 16, 2015
James Brown
/s/ Ryan Silverman	Director	March 16, 2015
Ryan Silverman
/s/ Arthur Gruen	Director	March 16, 2015
Arthur Gruen
/s/ Robin E. Davis	Director	March 16, 2015
Robin E. Davis
/s/ Perry G. Fish	Director	March 16, 2015
Perry G. Fish
/s/ Eric LeGoff	Director	March 16, 2015
Eric LeGoff
/s/ Nicola Santoro, Jr.	Chief Accounting Officer	March 16, 2015
Nicola Santoro, Jr.	(principal accounting officer)

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

3.3
Certificate of Designations for FXCM Inc. Series A Junior Participating Preferred Stock, dated as of January 29, 2015 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).

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

4.3
Rights Agreement, dated as of January 29, 2015, by and between FXCM Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).

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

10.3
Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of January 29, 2015 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).

10.4
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

10.6	FXCM Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Schedule 14A filed by FXCM Inc. on April 30, 2013 (File No. 001-34986)).†
10.7	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.9	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†
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

10.13	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by FXCM Inc. on November 7, 2014 (File No. 001-34986)).
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

10.20
Amended and Restated Letter Agreement, dated January 24, 2015 by and among FXCM Inc., FXCM Holdings, LLC, FXCM Newco, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).

10.21
Amended and Restated Credit Agreement, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC, Leucadia National Corporation, as Administrative Agent and lender, and other lenders parties thereto from time to time (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).

10.22
Amended and Restated Financing Fee Letter, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).

10.23
Amended and Restated Security and Guaranty Agreement, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC, Forex Trading LLC, FXCM Systems, LLC, Yozma LLC, Financial Horizons Capital, LLC, Horizons Funding, LLC, FXCM Partners, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).

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