Form 10-Q
period 2015-03-31
FXCM Inc.
filed 2015-05-11
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 50,709,113 as of May 6, 2015. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 30 as of May 6, 2015.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2015

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2015	December 31, 2014

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$215,727	$256,887
Cash and cash equivalents, held for customers	666,825	901,227
Due from brokers	17,802	9,772
Accounts receivable, net	5,802	7,209
Deferred tax asset	1	9,065
Tax receivable	1,298	1,381
Current assets held for sale	728,490	548,506
Total current assets	1,635,945	1,734,047
Deferred tax asset	1,816	172,619
Office, communication and computer equipment, net	38,734	39,028
Goodwill	27,879	37,774
Other intangible assets, net	13,320	15,338
Notes receivable	7,881	9,381
Other assets	12,488	14,829
Noncurrent assets held for sale	—	364,411
Total assets	$1,738,063	$2,387,427
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Customer account liabilities	$666,825	$901,227
Accounts payable and accrued expenses	38,377	35,189
Revolving credit agreement	—	25,000
Due to brokers	722	15,983
Due to related parties pursuant to tax receivable agreement	—	5,352
Current liabilities held for sale	383,296	455,915
Total current liabilities	1,089,220	1,438,666
Deferred tax liability	1,272	1,698
Senior convertible notes	152,955	151,578
Credit Agreement	189,520	—
Due to related parties pursuant to tax receivable agreement	—	145,224
Derivative liability — Letter Agreement	386,230	—
Other liabilities	6,045	5,957
Noncurrent liabilities held for sale	—	1,288
Total liabilities	1,825,242	1,744,411
Commitments and Contingencies
Stockholders’ (Deficit) Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 50,709,113 and 47,889,964 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	507	479
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 31 and 34 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	281,868	273,708
(Accumulated deficit) retained earnings	(404,438)	22,379
Accumulated other comprehensive loss	(14,237)	(11,879)
Total stockholders’ (deficit) equity, FXCM Inc.	(136,299)	284,688
Non-controlling interests	49,120	358,328
Total stockholders’ (deficit) equity	(87,179)	643,016
Total liabilities and stockholders’ (deficit) equity	$1,738,063	$2,387,427

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(In thousands, except per share data)
Revenues
Trading revenue	$69,214	$82,171
Interest income	322	455
Brokerage interest expense	(204)	(58)
Net interest revenue	118	397
Other income	145,858	266
Total net revenues	215,190	82,834
Operating Expenses
Compensation and benefits	25,039	24,992
Referring broker fees	16,069	18,806
Advertising and marketing	2,817	5,961
Communication and technology	9,517	9,333
Trading costs, prime brokerage and clearing fees	1,140	1,697
General and administrative	13,655	13,466
Bad debt expense	256,915	—
Depreciation and amortization	7,020	6,066
Goodwill impairment loss	9,513	—
Total operating expenses	341,685	80,321
Operating (loss) income	(126,495)	2,513
Other Expense
Loss on derivative liability — Letter Agreement	292,429	—
Loss on equity method investments, net	151	86
Interest on borrowings	30,559	2,997
Loss from continuing operations before income taxes	(449,634)	(570)
Income tax provision	179,762	751
Loss from continuing operations	(629,396)	(1,321)
(Loss) income from discontinued operations, net of tax	(98,598)	4,166
Net (loss) income	(727,994)	2,845
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(257,375)	2,427
Net loss attributable to other non-controlling interests	(43,802)	(1,659)
Net (loss) income attributable to FXCM Inc.	$(426,817)	$2,077

Loss from continuing operations attributable to FXCM Inc.	$(393,325)	$(792)
(Loss) income from discontinued operations attributable to FXCM Inc.	(33,492)	2,869
Net (loss) income attributable to FXCM Inc.	$(426,817)	$2,077

Weighted average shares of Class A common stock outstanding — Basic and Diluted	47,131	39,077

Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted:
Continuing operations	$(8.35)	$(0.02)
Discontinued operations	(0.71)	0.07
Net (loss) income attributable to FXCM Inc.	$(9.06)	$0.05

Dividends declared per common share	$—	$0.06

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Amounts in thousands)
Net (loss) income	$(727,994)	$2,845
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(3,840)	1,657
Income tax expense	—	166
Other comprehensive (loss) income, net of tax	(3,840)	1,491
Comprehensive (loss) income	(731,834)	4,336
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(258,846)	3,111
Comprehensive loss attributable to other non-controlling interests	(43,813)	(1,659)
Comprehensive (loss) income attributable to FXCM Inc.	$(429,175)	$2,884

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class B		Common Stock - Class A		Total Stockholders’ Equity (Deficit)
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2015	$358,328	$22,379	$(11,879)	$273,708	34	$1	47,889,964	$479	$643,016
Net loss	(301,177)	(426,817)	—	—	—	—	—	—	(727,994)
Other comprehensive loss, net of tax	(1,482)	—	(2,358)	—	—	—	—	—	(3,840)
Comprehensive loss	(302,659)	(426,817)	(2,358)	—	—	—	—	—	(731,834)
Class A common stock
Equity-based compensation	892	—	—	747	—	—	—	—	1,639
Exchange of Holdings Units to Class A common stock (see Note 10)	(7,441)	—	—	7,413	(2)	—	2,819,149	28	—
Assignment of permitted transferees	—	—	—	—	(1)	—	—	—	—
Balance as of March 31, 2015	$49,120	$(404,438)	$(14,237)	$281,868	31	$1	50,709,113	$507	$(87,179)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(727,994)	$2,845
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	19,379	12,630
Equity-based compensation	1,608	3,212
Deferred tax expense	186,403	4,164
Goodwill impairment losses	85,847	—
Impairment losses on held for sale assets	5,030	—
Loss on derivative liability — Letter Agreement	292,429	—
Gain on Follow-on Payment	—	(3,672)
Loss on disposal of fixed assets	—	10
Amortization of deferred bond discount	1,377	1,295
Amortization of deferred financing cost	1,746	453
Amortization of original issue discount — Credit Agreement	14,276	—
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	3,218	—
Loss on equity method investments, net	76	310
Due to related parties pursuant to tax receivable agreement	(145,224)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	305,142	(55,006)
Due from brokers	(5,423)	(38,851)
Accounts receivable, net	(2,220)	(1,575)
Tax receivable, net	(1,868)	(3,344)
Other assets	1,807	968
Customer account liabilities	(304,512)	54,461
Accounts payable and accrued expenses	(1,166)	(660)
Other liabilities	7	105
Payments for tax receivable agreement	(5,352)	(3,708)
Due to brokers	(14,801)	(8,019)
Securities sold, not yet purchased	287	3,586
Foreign currency remeasurement (loss) gain	(842)	280
Net cash used in operating activities	(290,770)	(30,516)

Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(4,423)	(6,030)
Proceeds from sale of office, communication and computer equipment	499	—
Purchase of intangible assets	—	(19)
Acquisition of business, net of cash acquired	—	(18,708)
Issuance of notes receivable	1,500	—
Net cash used in investing activities	(2,424)	(24,757)

Cash Flows From Financing Activities
Distributions to non-controlling members	—	(2,087)
Contributions from other non-controlling members	—	74
Dividends paid	—	(2,750)
Proceeds from exercise of stock options	—	1,310
(Payments) borrowings under the Revolving credit agreement	(25,000)	50,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Credit Agreement	(12,378)	—
Debt acquisition costs — Credit Agreement	(1,876)	—
Net cash provided by financing activities	239,746	46,547
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,221)	1,386
Net decrease in cash and cash equivalents	(54,669)	(7,340)
Cash and cash equivalents
Beginning of year	338,814	365,245
End of period	$284,145	$357,905
Supplemental disclosures of cash flow activities
Cash paid for taxes (received for refunds)	$199	$(210)
Cash paid for interest	$6,327	$197
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$7,441	$4,982
Notes receivable credited towards consideration for acquisition of business	$—	$11,942
Business acquisition consideration payable	$—	$1,847
Notes issued for non-controlling interest	$—	$10,620

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
The following amounts reflected in the statements of cash flow are included in discontinued operations:
Depreciation and amortization	$12,359	$6,564
Equity-based compensation	$826	$782
Deferred tax (benefit) expense	$(6,257)	$110
Goodwill impairment losses	$76,334	$—
Impairment losses on held for sale assets	$5,030	$—
Gain on Follow-on Payment	$—	$(3,672)
Gain (loss) on equity method investments, net	$75	$(224)
Purchases of office, communication and computer equipment, net	$158	$792
Proceeds from sale of office, communication and computer equipment	$499	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a holding company, is an online provider of foreign exchange (“FX”) trading, CFD trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. On January 16, 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation ("Leucadia") ("the Leucadia Transaction") (see Note 12). As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

Discontinued Operations

During the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses.  The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd. and the equity trading business of FXCM Securities Limited and the institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and the Company's equity interest in FastMatch, Inc. ("FastMatch"). In April 2015, the Company completed the sale of FXCM Japan Securities Co., Ltd. and Faros Trading LLC (see Note 18).  The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses in 2015.  As a result, these businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable interest entity ("VIE") as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Intercompany accounts and transactions are eliminated in consolidation.

As indicated above, on January 16, 2015, Holdings transferred its interest in its operating subsidiaries to Newco, a wholly-owned subsidiary of Holdings formed in connection with the Leucadia Transaction. As described in Note 12, the Leucadia Transaction provided Holdings and Newco the financing needed in order for its operating subsidiaries to maintain compliance with regulatory capital requirements and continue operations.  The Company determined that Newco is a VIE and concluded that Holdings is the primary beneficiary of Newco since Holdings has the ability to direct the activities of Newco that most significantly impact Newco’s economic performance and the obligation to absorb losses of Newco or the right to receive benefits from Newco that could be significant to Newco. As a result, Holdings consolidates the financial results of Newco.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Company’s condensed consolidated financial statements include the following other significant subsidiaries of Holdings:

Forex Capital Markets LLC	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	("Lucid LLP")
Faros Trading LLC	("Faros")
V3 Markets, LLC	("V3")

Net income or loss attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid, Faros, V3 and other consolidated entities. Net income or loss attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense and included in the determination of (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4). Net income or loss attributable to the non-controlling interests in Faros and V3 represent the portion of earnings or loss attributable to the 49.9% economic interests held by Faros and V3 non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

Non-controlling interests in the condensed consolidated statements of financial condition represent the portion of equity attributable to the non-controlling interests of Holdings, Lucid, Faros, V3 and other consolidated entities. The allocation of equity to non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the condensed consolidated statements of operations. For the Company's equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale in the condensed consolidated statements of financial condition and earnings or losses are included in the determination of (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 6).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenue and expenses during the year. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the expected disposals of the Company's interests in certain retail and institutional trading businesses have been made to conform to the current presentation.

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the condensed consolidated interim financial statements.

Note 2. Significant Accounting Policies and Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Other than described below, management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Discontinued Operations

As discussed in Note 1, during the first quarter of 2015, management committed to a plan to dispose of certain businesses. The Company determined that these businesses represent components pursuant to ASC 205-20 Discontinued Operations ("ASC 205-20") and are considered held for sale at the reporting date. When viewed as a whole, the disposal of these components represents a strategic shift as contemplated by ASC 205-20 and the results of operations are reported as discontinued operations for all periods presented (see Note 4).

Segments

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that either (a) are greater than 10% of revenue, (b) reported profit or loss in absolute amounts exceeds 10% of the greater of the combined profit of all operating segments that did not report a loss or the combined loss of all operating segments that did report a loss, or (c) the assets exceed 10% of the combined assets of all operating segments. As a result of the events of January 15, 2015 described in Note 12, and the decision to sell certain institutional assets, the composition of the Company's previously reported Institutional segment has changed significantly, such that the remaining institutional business reported in continuing operations will no longer meet the quantitative criteria noted above. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company's retail business. Accordingly, the Company has concluded that it now operates in a single operating segment.

Accounting Pronouncement Adopted in 2015

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a major line of business, major geographical area of operations, or major equity method investment. The standard also raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The standard expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The standard is effective prospectively for

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

years beginning on or after December 15, 2014, with early application permitted. The Company adopted ASU No. 2014-08 on January 1, 2015 on a prospective basis and applied the guidance to its businesses to be disposed of. Adoption of ASU No. 2014-08 had a material impact on the financial statement presentation and disclosure in the Company’s condensed consolidated financial statements and related notes thereto for all periods presented.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized using the effective interest method. This standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, an entity is required to apply the new guidance retrospectively to all prior periods presented in the financial statements and provide certain disclosures about the change in accounting principle. The Company expects to adopt this standard retrospectively beginning January 1, 2016 and is currently evaluating the impact the new standard will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. ASU No. 2015-02 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The standard allows for either a modified retrospective approach or full retrospective application. The Company expects to adopt this standard beginning January 1, 2016 and is currently evaluating the impact, if any, the new standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The new guidance establishes principles for recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, and allows for either the full retrospective or cumulative effect transition method of adoption. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company is currently evaluating the new guidance and has not yet selected a transition method or determined the impact that adoption of the new standard will have on its consolidated financial statements.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

Changes in the non-controlling and the Corporation's interests in Holdings for the three months ended March 31, 2015 are as follows:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2015	47,889,964	34,457,674	82,347,638	58.1%	41.9%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	2,819,149	(2,819,149)	—	3.5%	(3.5)%	—%
Balance as of March 31, 2015	50,709,113	31,638,525	82,347,638	61.6%	38.4%	100.0%

Lucid, Faros, V3 and Other Non-Controlling Interests

The Company owns a controlling interest in Lucid, Faros, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company.

Note 4. Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank ("SNB") releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain retail and institutional businesses in order to pay down the Leucadia debt. The retail businesses are HK, FXCMJ and the equity trading business of FSL and the institutional businesses are Faros, Lucid, V3 and the Company's equity interest in FastMatch. In April 2015, the Company completed the sales of FXCMJ and Faros (see Note 18).  The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses in 2015.

The Company considered the guidance in ASC 205-20 in evaluating the accounting for and presentation of the businesses to be disposed of in the condensed consolidated financial statements. The operations and cash flows of the businesses to be sold are clearly distinguishable. Accordingly, all of the businesses to be sold have been determined to represent a group of components as defined in the guidance. It was further determined that these businesses meet the criteria for classification as held for sale at March 31, 2015 and, therefore, the assets and liabilities of these businesses have been reclassified to assets and liabilities held for sale in the condensed consolidated statements of financial condition at March 31, 2015, with similar reclassification of the previously reported amounts.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations for these businesses are reported in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2015, with similar reclassification of the previously reported amounts.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax profit or loss of the discontinued operations for the three months ended March 31, 2015 and 2014, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
Revenues
Trading revenue	$26,282	$26,639
Interest income	187	108
Brokerage interest expense	(35)	(38)
Net interest revenue	152	70
Other income	2,395	5,465
Total net revenues	28,829	32,174
Operating Expenses
Compensation and benefits	7,035	4,898
Allocation of net income to Lucid members for services provided	2,686	2,973
Total compensation and benefits	9,721	7,871
Referring broker fees	208	316
Advertising and marketing	512	536
Communication and technology	2,287	2,886
Trading costs, prime brokerage and clearing fees	5,748	6,509
General and administrative	1,995	2,602
Bad debt expense	8,408	—
Depreciation and amortization	12,359	6,564
Goodwill impairment loss	54,865	—
Total operating expenses	96,103	27,284
Operating (loss) income	(67,274)	4,890
Other Expense
Income (loss) on equity method investments, net	75	(224)
(Loss) income from discontinued operations before income taxes	(67,199)	4,666
Loss on classification as held for sale before income taxes	(26,499)	—
Total (loss) income from discontinued operations before income taxes*	(93,698)	4,666
Income tax provision	4,900	500
(Loss) income from discontinued operations, net of tax	$(98,598)	$4,166

* (Loss) income from discontinued operations before income taxes attributable to FXCM Inc. for the three months ended March 31, 2015 and 2014 was $(30.5) million and $3.5 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of March 31, 2015 and December 31, 2014, with amounts in thousands:

	As of
	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$68,418	$81,927
Cash and cash equivalents, held for customers	360,386	430,496
Restricted time deposits (1)	8,325	8,341
Due from brokers (2)	24,945	27,552
Accounts receivable, net	6,899	3,272
Deferred tax asset	838	7,937
Tax receivable	3,017	1,065
Office, communication and computer equipment, net	7,116	9,166
Goodwill	229,780	286,113
Other intangible assets, net	30,651	42,229
Other assets (3) (4)	14,614	14,819
Loss recognized on classification as held for sale	(26,499)	—
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$728,490	$912,917	**

Liabilities
Customer account liabilities	$360,386	$430,496
Accounts payable and accrued expenses (5)	16,495	20,850
Due to brokers (6)	790	330
Securities sold, not yet purchased	4,526	4,239
Deferred tax liability	1,029	1,137
Other liabilities	70	151
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$383,296	$457,203	**
_____________________________________
** Amounts as of December 31, 2014 are classified as current and noncurrent on the condensed consolidated statement of financial condition.

(1) On July 3, 2014, FXCMJ established a $3.3 million, 0.025%, three-month time deposit, which was renewed in October 2014 and subsequently in January 2015, and a $5.0 million, 0.025%, one-year time deposit with Sumitomo Mitsui Banking Corporation (“SMBC”). The time deposits secured a letter of guarantee issued by SMBC on behalf of FXCMJ and may have been withdrawn under limited circumstances subject to certain financial covenants in the letter of guarantee. If the circumstances for withdrawal were not met, the time deposits renewed for the same terms. There were no withdrawals on the time deposits as of March 31, 2015 or December 31, 2014.

(2) Includes as of March 31, 2015 and December 31, 2014: a) derivative assets, net of nil and $0.6 million, respectively; b) Unsettled spot FX of $2.5 million and $4.9 million, respectively; c) Unsettled common stock of $3.7 million and $3.7 million, respectively; and d) Excess cash collateral of $18.8 million and $18.3 million, respectively.

(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and the Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of March 31, 2015 or December 31, 2014. The cost of ownership interests and shares owned was $2.7 million and $3.7 million, respectively, at both March 31, 2015 and December 31, 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

(4) Includes as of March 31, 2015 and December 31, 2014 the aggregate carrying values of the Company's equity interests in FastMatch and the V3-related LLC of $7.0 million and $6.9 million, respectively.

(5) Includes as of March 31, 2015 and December 31, 2014, amounts due related to the allocation of income to Lucid non-controlling members for services provided of $7.9 million and $8.9 million, respectively.

(6) Comprised of Unsettled spot FX as of March 31, 2015 and December 31, 2014.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three months ended March 31, 2015 or 2014. As of March 31, 2015, there was no reserve against the notes receivable.

In May 2014, the Company loaned $1.5 million to a retail FX provider. The amount borrowed was due in 2017 and bore interest at the rate of 15% per annum, due at the end of each calendar quarter. In February 2015, the principal amount plus accrued interest was repaid to the Company.

Note 6. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.9 million and $3.1 million as of March 31, 2015 and December 31, 2014, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

In December 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading. As the Company holds a 35.3% equity interest and exerts significant influence, the investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. As of March 31, 2015, the other members of the LLC have not yet consented to the transfer of the 66.3% non-controlling interest to the Company. Until such consent is received, the Company is only entitled to its share of profits, losses and distributions and the Company does not have any right to participate in the management of the business and affairs of the LLC, including participating in major decisions. Accordingly, the Company’s interest is accounted for using the equity method. As discussed in Note 4, V3, including the Company's equity interest in the V3-related LLC, is classified as a discontinued operation.

    The carrying values of the Company's equity interests in FastMatch and the V3-related LLC are included in assets held for sale in the condensed consolidated statements of financial condition. As of March 31, 2015 and December 31, 2014, the carrying values of the Company's equity method investments included in assets held for sale were $7.0 million and $6.9 million, respectively. The Company's share of the income of FastMatch and the V3-related LLC is included in Loss from discontinued operations, net of tax in the condensed consolidated statements of operations. Total income (loss) on equity method investments included in (Loss) income from discontinued operations, net of tax was $0.1 million and $(0.2) million for the three months ended March 31, 2015 and 2014, respectively.

The Company did not receive any dividend distributions from its equity method investments during the three months ended March 31, 2015 or 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the three months ended March 31, 2015 primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The impairment loss is presented as a separate line item on the condensed consolidated statements of operations and included as a component of Loss from continuing operations.

The Company determined the fair value of the reporting units using a discounted cash flow ("DCF") analysis. Determining the fair value requires the exercise of significant judgment, particularly related to the appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. In estimating future cash flows, the Company uses its most recent budgets and business plans, and, when applicable, various growth rates are assumed for years beyond the current business plan period. The Company's DCF analysis uses a market participant weighted-average cost of capital in estimating the discount rate. The inputs to the weighted-average cost of capital calculation include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies, market equity risk premium and a company-specific risk factor.

Changes in goodwill for the three months ended March 31, 2015 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2015*	$37,774
Impairment of goodwill	(9,513)
Foreign currency translation adjustment	(382)
Balance as of March 31, 2015	$27,879

* Goodwill of $286.1 million was transferred to assets held for sale at December 31, 2014 (see Note 4).

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of March 31, 2015 and December 31, 2014, with amounts in thousands:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$29,460	$(15,726)	$13,734	$29,460	$(15,040)	$14,420
Foreign currency translation adjustment	(1,676)	662	(1,014)	(500)	818	318
Total finite-lived intangible assets	$27,784	$(15,064)	$12,720	$28,960	$(14,222)	$14,738
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$28,384	$(15,064)	$13,320	$29,560	$(14,222)	$15,338

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the three months ended March 31, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $1.5 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense related to intangible assets to be disposed of is included in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations.

    Estimated future amortization expense for intangible assets outstanding as of March 31, 2015 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2015	$4,442
2016	5,330
2017	2,104
2018	482
2019	362
Thereafter	—
$12,720

Note 9. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Company's loss from continuing operations for the three months ended March 31, 2015 and 2014, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net (loss) income per share of Class A common stock are equal for each of the three months ended March 31, 2015 and 2014.

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

During the three months ended March 31, 2015 and 2014, stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 7,352,432 and 975,565, respectively, were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

The Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets"). In accordance with ASC 260, the anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. The shares are considered for inclusion in diluted EPS if all necessary conditions have been satisfied by the end of the period. The Lucid sellers received 1.2 million shares in June 2013. The Lucid sellers achieved the Profit Targets for the 3.0 million second anniversary shares during the quarter ended March 31, 2014 and received 3.0 million second anniversary shares in June 2014. However, at March 31, 2014, the second anniversary shares were considered contingently issuable shares since there were circumstances under which these shares would not be issued. Accordingly, the shares were not included in the computation of basic EPS at March 31, 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

While the Profit Targets for the second anniversary shares were achieved as of March 31, 2014, the shares were not included in diluted EPS at March 31, 2014 as they would have had an antidilutive effect since the shares would decrease the loss per share. The Lucid sellers achieved the Profit Targets for the 3.0 million third anniversary shares during the quarter ended March 31, 2015, however, at March 31, 2015 the third anniversary shares were considered contingently issuable shares since there were circumstances under which these shares would not be issued. Accordingly, the shares were not included in the computation of basic EPS at March 31, 2015. While the Profit Targets for the third anniversary shares were achieved as of March 31, 2015, the shares were not included in diluted EPS at March 31, 2015 as they would have had an antidilutive effect since the shares would decrease the loss per share.

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three months ended March 31, 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three months ended March 31, 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. During the three months ended March 31, 2015 and 2014, certain members of Holdings exchanged 2.8 million and 0.9 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net (loss) income per share of Class A common stock:
Numerator
Loss from continuing operations attributable to FXCM Inc.	$(393,325)	$(792)
(Loss) income from discontinued operations attributable to FXCM Inc.	(33,492)	2,869
Net (loss) income available to holders of Class A common stock	(426,817)	2,077
Earnings allocated to participating securities	—	—
Earnings available for common stockholders	$(426,817)	$2,077
Denominator
Weighted average shares of Class A common stock	47,131	39,077
Add dilutive effect of the following:
Weighted average of Lucid's second anniversary shares issued on June 18, 2014	—	—
Stock options and RSUs	—	—
Convertible note hedges	—	—
Warrants	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	47,131	39,077

Net (loss) income per share of Class A common stock — Basic and Diluted:
Continuing operations	$(8.35)	$(0.02)
Discontinued operations	(0.71)	0.07
Net (loss) income per share of Class A common stock	$(9.06)	$0.05

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	March 31, 2015	December 31, 2014
Receivables
Advances to Holdings non-controlling members	$72	$196
Accounts receivable — Lucid non-controlling members	799	799
Accounts receivable — equity method investment	—	1,468
Advances to employees	330	563
Notes receivable and interest — Lucid non-controlling members	8,052	8,013
Total receivables from related parties	$9,253	$11,039

Payables
Guarantee agreement ("Monetary Guaranty")	$—	$7,078
Employees	1,454	2,009
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	7,890	8,876
Accounts payable — equity method investment	175	—
Tax receivable agreement	—	150,576
Total payables to related parties	$9,519	$168,539

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions (continued)

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of March 31, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition is $0.8 million of advances to the Lucid non-controlling members as of both March 31, 2015 and December 31, 2014.

The Company receives commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.3% equity interest (see Note 6). The Company pays a per trade fee to FastMatch for use of the platform. During the three months ended March 31, 2015 and 2014, fees collected from customers for trades executed on the FastMatch platform were $2.9 million and $2.3 million, respectively, included in Trading revenue in the condensed consolidated statements of operations, and fees paid to FastMatch were $2.0 million and $1.5 million, respectively, which are reflected as a component of Communication and technology in the condensed consolidated statements of operations. The Company has also advanced funds for expenses on behalf of FastMatch. At March 31, 2015 and December 31, 2014, Accounts receivable, net in the condensed consolidated statements of financial condition included a receivable from FastMatch of nil and $1.5 million, respectively, for net amounts due from FastMatch. Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 included $0.2 million and nil, respectively, of net amounts due to FastMatch. In connection with the sale of FXCMJ, FXCMJ sold $0.5 million of office, communication and computer equipment to FastMatch.

The Company has advanced funds to several employees. The outstanding balances as of March 31, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three months ended March 31, 2015 or 2014.

UK LTD is party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital are permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collects and remits to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. For the three months ended March 31, 2015 and 2014, these fees and commissions were approximately $0.2 million and $0.4 million, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. As of March 31, 2015, the shareholder described above beneficially owns less than 5% of the Corporation's Class A common stock. Effective May 4, 2015, UK LTD terminated the foregoing arrangement with Global Finance and Master Capital.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary
Credit Group LLC (“Monetary”), a Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Monetary Guaranty required Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Monetary determined on a counterparty by counterparty basis which was agreed upon by the Company, Monetary and the respective counterparty. As of December 31, 2014, the aggregate amount of margin extended under the Monetary Guaranty was $13.2 million. During the three months ended March 31, 2015 and 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the three months ended March 31, 2015 and 2014, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were not material and are included in Referring broker fees in the condensed consolidated statements of operations. As of December 31, 2014, the Company held cash collateral related to the Monetary Guaranty in the amount $7.1

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions (continued)

million, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. Effective January 30, 2015, the Company terminated the Monetary Guaranty with Monetary.

As of March 31, 2015 and December 31, 2014, amounts due related to the allocation of income to Lucid non-controlling members for services provided were $7.9 million and $8.9 million, respectively. These amounts are included in Current liabilities held for sale on the condensed consolidated statement of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three months ended March 31, 2015 and 2014, certain members of Holdings exchanged 2.8 million and 0.9 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due were $147.4 million and $150.6 million as of March 31, 2015 and December 31, 2014, respectively. During the quarter ended March 31, 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement. Since the Corporation believes it will not benefit from the tax deduction, it reduced the contingent liability under the tax receivable agreement to zero. During the three months ended March 31, 2015 and 2014, payments of $5.4 million and $3.7 million, respectively, were made pursuant to the tax receivable agreement.

Note 11. Net Capital Requirements

Our regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for US, UK LTD, HK, Australia, ODL, FSL, FXCMJ, Lucid LLP and Faros as of March 31, 2015 and December 31, 2014, with amounts in millions:

	As of March 31, 2015
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$71.0	$103.3	$21.3	$2.7	$11.4	$26.0	$36.7	$23.4	$0.4
Minimum capital requirement	28.3	26.4	8.3	0.8	3.2	5.4	11.5	3.5	—
Excess capital	$42.7	$76.9	$13.0	$1.9	$8.2	$20.6	$25.2	$19.9	$0.4

	As of December 31, 2014
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$69.5	$101.6	$31.2	$3.0	$25.5	$40.2	$36.3	$22.8	$0.4
Minimum capital requirement	30.0	29.2	14.8	0.8	3.0	5.2	6.3	3.8	—
Excess capital	$39.5	$72.4	$16.4	$2.2	$22.5	$35.0	$30.0	$19.0	$0.4

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction

On January 15, 2015, the Company's customers suffered significant losses and generated negative equity balances ("debit balances") owed to it of approximately $275.1 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR on that date. When a customer entered a EUR/CHF trade with the Company, the Company executed an identical trade with a FX market maker. During the historic move liquidity became extremely scarce and shallow, which affected execution prices.  This liquidity issue resulted in some customers having losses in excess of their account balance. While customers could not cover their margin call with the Company, the Company still had to cover the same margin call with the FX market maker.  When a customer profits in the trade, the Company gives the profits to the customer, however, when the customer is not profitable on that trade the Company is obligated to pay the FX market maker regardless of whether the Company collects the funds from its customers. These debit balances resulted in a temporary breach of certain regulatory capital requirements.

On January 16, 2015, Holdings and Newco entered into a credit agreement (the “Credit Agreement”) with Leucadia, as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations.  On January 16, 2015, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015.

On January 28, 2015, the Company issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. The Company notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company's master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company is considering various legal options to collect these debit balances. In light of the numerous uncertainties associated with these collection options, the Company cannot provide any assurance that it will be successful in recovering any portion of these clients' debit balances. Through the three months ended March 31, 2015, the Company has recovered $9.8 million.

Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three months ended March 31, 2015 includes net expense of $256.9 million related to the debit balances, consisting of $266.6 million initially recorded less $9.7 million of recoveries. (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2015 includes net expense of $8.4 million related to the debit balances, consisting of $8.5 million initially recorded less $0.1 million of recoveries.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015, provides for a $300.0 million term loan made by Leucadia to Holdings and Newco.  The net proceeds of the loan ($279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt. Holdings’ prior revolving credit agreement with Bank of America, N.A. was repaid in full and terminated effective January 20, 2015.

As noted above, the Credit Agreement was initially entered into on January 16, 2015 and subsequently amended on January 24, 2015. The purpose of the amendment was to finalize certain terms of the Credit Agreement and the terms of the amended agreement and the initial agreement were not substantially different. Accordingly, the amendment was accounted for as a modification pursuant to ASC 470 Debt ("ASC 470").

The Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances, and capital

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

contributions. The Credit Agreement requires monthly payments of the term loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The loan may be voluntarily prepaid without penalty.

The loan matures on January 16, 2017.  The obligations under the Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

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

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million becoming payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 is greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) has not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee.

The Credit Agreement includes a variety of restrictive covenants, including, but not limited to: limitations on the ability to merge, dissolve, liquidate, consolidate or sell, lease or otherwise transfer all or substantially all assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; limitations on the ability of Newco to make distributions in respect of its equity interests including distributions to pay interest due on the Company’s convertible notes and limitations on transactions with affiliates, without the prior consent of the lender.  The Credit Agreement also provides for events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the other covenants contained in the Credit Agreement; default under other material debt; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

Amended and Restated Letter Agreement

The Amended and Restated Letter Agreement (“Letter Agreement”), dated January 24, 2015, provides, among other things, that Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the net proceeds received in connection with certain transactions, including sales of assets (subject to certain limited exceptions), dividends or distributions, the sale or indirect sale of Newco (whether by merger, stock purchase, sale of all or substantially all of Newco’s assets or otherwise), the issuance of any debt (subject to certain limited exceptions) or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds.

As noted above, the Letter Agreement was initially entered into on January 16, 2015 and subsequently amended on January 24, 2015. The purpose of the amendment was to finalize certain terms of the Letter Agreement and the terms of the amended agreement and the initial agreement were not substantially different. Since the amended terms were not considered substantive, the fair value of the Letter Agreement was not impacted and the amendment was accounted for as a modification.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next amount equal to 2 times the balance outstanding on the term loan and fees as of April 16, 2015, such amount not to be less than $500 million or more than $680 million *	90%	10%
All aggregate amounts thereafter	60%	40%
* As a result of the prepayments made by the Company through April 16, 2015, this amount will be $500 million

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

In addition, the Letter Agreement provides that beginning on January 16, 2018, upon the request of Leucadia or its assignees, the Corporation, Holdings and Newco will cause the sale of Holdings, Newco and/or any of their respective subsidiaries’ assets or equity interests for cash at the highest reasonably available price.  Upon the occurrence of such event, Newco will pay Leucadia and its assignees in accordance with the methodology described above.

In the event of a change of control, at the request of Leucadia or its assignees, Holdings and Newco will be required to pay Leucadia and its assignees in cash a one-time payment equal to the fair market value of their contractual rights pursuant to the Letter Agreement. For this purpose, change of control is generally defined as an event or series or events by which (i) a person or group acquires 40% or more of the voting interests of the Corporation, (ii) the Corporation and the existing members of Holdings cease to own 90% of the equity interests of Holdings, (iii) the Corporation ceases to be the sole managing member of Holdings, (iv) Holdings ceases to be the sole member of Newco or (v) subject to certain exceptions, a majority of the members of the Company’s board of directors cease to be directors during a 12-month period.

The Letter Agreement will terminate upon the earlier of (i) a change of control of Newco so long as Holdings and Newco have complied with their respective obligations described in the immediately preceding paragraph or (ii) the consummation of a sale of Holdings or Newco pursuant to a sale requested by Leucadia or its assignees as described above.

The Letter Agreement includes a variety of restrictive covenants binding on Holdings and Newco, including, but not limited to: limitations on their ability to amend their organizational documents; limitations on their ability to dispose of assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; and limitations on transactions with affiliates, without the prior consent of Leucadia and its assignees.  In addition, there are restrictions on the Corporation’s ability to issue equity securities other than the issuance of equity awards to employees in the ordinary course of business.  The Letter Agreement further provides that Holdings and Newco shall pay Leucadia’s expenses incurred in connection with the negotiation, execution and administration of such agreement.

The Company evaluated the Letter Agreement to determine if it should be accounted for separately from the Credit Agreement. Pursuant to ASC 480 Distinguishing Liabilities from Equity ("ASC 480"), a financial instrument that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable is a freestanding financial instrument and should be accounted for separately. Based on the Company’s review of the Letter Agreement, the Company concluded that the Letter Agreement is legally detachable from the Credit Agreement because it can be freely transferred. In addition, the Company determined that the Letter Agreement is separately exercisable since payments to the holder of the Letter Agreement are made after the repayment of the Credit Agreement. Accordingly, the Letter Agreement was determined to be a freestanding financial instrument and is accounted for separately from the Credit Agreement. Further, the Company concluded that the legal form of the Letter Agreement is equity.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The Company considered the guidance in ASC 480 and determined that the accounting for the Letter Agreement does not fall within the scope of ASC 480 since the Letter Agreement is not mandatorily redeemable and will not require settlement by issuance of a variable number of equity shares. The Company then considered the guidance under ASC 815 Derivatives and Hedging ("ASC 815") and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability.

The Company allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method will be used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 39.8%. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million.

At March 31, 2015, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using a combination of an enterprise valuation based on the traded (or closing) common stock price of the Corporation and by estimating the enterprise value of the Company using a combination of the guideline public company method and a discounted cash flow method. Under both valuation approaches, the Company used an option pricing model for the allocation of enterprise value between the derivative liability, common stock and convertible debt. Since the Company believed the common stock price had not fully reflected the dilutive impact of the Letter Agreement, the Company assigned a lower weighting to the estimated fair value determined by the enterprise valuation that utilized the common stock price of the Corporation and a higher weighting to the estimated fair value determined by the enterprise value that utilized a combination of the guideline public company method and a discounted cash flow method. The overall valuation resulted in a model-derived implied common stock value of $1.11 at March 31, 2015 primarily due to the dilutive effect of the Letter Agreement.

As of March 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $386.2 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition as of March 31, 2015. The $291.8 million increase in the estimated fair value was recorded in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the three months ended March 31, 2015. The increase in the estimated fair value of the derivative liability is due to the restoration of the Company's operations subsequent to the signing of the Leucadia Credit Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market.  In addition, the valuation methods are sensitive to certain key assumptions, such as the forecasted cash flows of the business, discount rate and volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $0.25 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $52.4 million (decrease of approximately $57.4 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $2.6 million (increase of approximately $2.9 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The balance of the Credit Agreement as of March 31, 2015, was as follows, with amounts in thousands:

As of March 31, 2015
Debt principal	$287,621
Original issue discount	(87,268)
Discount — issuance fee	(12,113)
Deferred financing fee	1,280
Debt — net carrying value	$189,520

Interest expense related to the Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three months ended March 31, 2015 was as follows, with amounts in thousands:

Three Months Ended March 31, 2015
Stated rate	$8,934
Amortization of original issue discount	14,276
Amortization of issuance fee discount	1,779
Amortization of deferred financing fee	1,280
Amortization of debt acquisitions costs	159
Total interest expense — Credit Agreement	$26,428

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance in the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $1.8 million for the three months ended March 31, 2015. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations.

The Company incurred $1.8 million of issuance cost related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings for the three months ended March 31, 2015 was $0.2 million. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations. Unamortized Credit Agreement issuance costs at March 31, 2015 were $1.1 million and are included in Other assets in the condensed consolidated statements of financial condition.

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $1.3 million for the three months ended March 31, 2015. The deferred financing fee was paid on April 1, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Debt

Revolving Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement ("Revolving Credit Agreement") with a syndicate of financial institutions. At December 31, 2014, Holdings' outstanding balance under the Revolving Credit Agreement was $25.0 million. In connection with the Leucadia Transaction, the outstanding balance of $25.0 million was repaid in full and the Revolving Credit Agreement was terminated effective January 20, 2015.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was $1.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement were $5.3 million and $37.2 million, respectively, and the weighted average interest rates were 2.9% and 2.4%, respectively.

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

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $21.24 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional paid-in capital in stockholders' equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

The Convertible Note Hedge Transaction and the Warrant Transaction are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and will not affect any

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Debt - (continued)

holder's right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Convertible Hedge Transaction or the Warrant Transaction.

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

The balances of the liability and equity components as of March 31, 2015 and December 31, 2014, were as follows, with amounts in thousands:

	As of
	March 31, 2015	December 31, 2014
Liability component — principal	$172,500	$172,500
Deferred bond discount	(19,545)	(20,922)
Liability component — net carrying value	$152,955	$151,578
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
Stated coupon rate	$970	$970
Amortization of deferred bond discount	1,377	1,295
Amortization of debt issuance cost	$302	302
Total interest expense — Convertible Notes	$2,649	$2,567

The Company incurred $6.0 million of Convertible Notes issuance cost. Unamortized Convertible Notes issuance cost was $3.8 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively, and is included in Other assets on the condensed consolidated statements of financial condition.

Note 14. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are recognized as either assets or liabilities at fair value on the condensed consolidated statements of financial condition. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by-counterparty basis in accordance with ASC 210 Balance Sheet ("ASC 210") and ASC 815. The Company enters into futures contracts and CFD contracts to economically hedge the open customer contracts and positions on its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFD contracts are non-exchange traded contracts between a buyer and seller to exchange the difference in the value of an underlying asset at the beginning and end of a stated period. The Company's derivative assets and liabilities associated with futures contracts and CFD contracts on its CFD business are recorded within Due from brokers and Due to brokers, respectively, on the condensed consolidated statements of financial condition and gains or losses on these transactions are included in Trading revenue in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Derivative Financial Instruments - (continued)

Through its subsidiaries Lucid and V3, the Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. As discussed in Note 4, Lucid and V3 are included in the Company's businesses to be disposed of as of March 31, 2015. Accordingly, the gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations.

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative assets and liabilities held for trading purposes in connection with Lucid and V3 are recorded in Current assets held for sale and Current liabilities held for sale, respectively, on the condensed consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 are included in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of March 31, 2015 and December 31, 2014. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of March 31, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$16,199	$85,849	$15,182	$100,362
CFD contracts	Due from/Due to brokers (2)	154	11,937	842	4,577,115
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	267,933	1,239,533	$298,579	$352,765
Total derivatives, gross		$284,286	$1,337,319	$314,603	$5,030,242
Netting agreements and cash collateral netting		(283,896)		(313,915)
Total derivatives, net		$390		$688
____________________________________

(1) The aggregate fair values of derivative assets and liabilities, gross related to discontinued operations is $283.6 million and $313.6 million, respectively. These amounts are entirely offset by netting agreements and cash collateral netting of $283.6 million and $313.6 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Derivative Financial Instruments - (continued)

(2) The aggregate fair values of derivative assets and liabilities, gross related to continuing operations is $0.7 million and $1.0 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.3 million and $0.3 million, respectively.

		As of December 31, 2014
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (3)	$10,724	$95,498	$11,422	$81,053
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (3) (4)	332,346	3,617,128	352,703	3,627,562
OTC options	Current liabilities held for sale (3)	—	—	1,086	1,086
Total derivatives, gross		$343,070	$3,712,626	$365,211	$3,709,701
Netting agreements and cash collateral netting		(342,467)		(353,543)
Total derivatives, net		$603		$11,668
____________________________________

(3) The aggregate fair values of derivative assets and liabilities, gross related to discontinued operations is $342.7 million and $353.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $342.1 million and $353.1 million, respectively.

(4) The aggregate fair value of derivative assets and liabilities, gross related to continuing operations is $0.4 million and $12.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.4 million and $0.4 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
Exchange traded options (5)	$(1,905)	$(1,652)
CFD contracts (6)	(5,762)	—
Futures contracts (7)	20,062	13,227
OTC options (5)	1,086	(143)
Total	$13,481	$11,432
______________________________________

(5) Included in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations for both periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Loss from continuing operations in the condensed consolidated statements of operations is $7.2 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

Level 1:  Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level 3:  Unobservable inputs for assets or liabilities.

When Level 1 inputs are available, those inputs are selected for determination of fair value. To value financial assets or liabilities that are characterized as Level 2 and 3, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the fair value measurement for each financial asset or liability is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement.

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$16,199	$—	$—	$—	$16,199
CFD contracts	—	154	—	—	154
Futures contracts	267,933	—	—	—	267,933
Netting	—	—	—	(283,896)	(283,896)
Total derivative assets (1)	284,132	154	—	(283,896)	390
Total assets	$284,132	$154	$—	$(283,896)	$390

Financial Liabilities:
Customer account liabilities (2)	$—	$1,027,211	$—	$—	$1,027,211
Derivative liabilities:
Exchange traded options	15,182	—	—	—	15,182
CFD contracts	—	842	—	—	842
Futures contracts	298,579	—	—	—	298,579
Netting	—	—	—	(313,915)	(313,915)
Total derivative liabilities (1)	313,761	842	—	(313,915)	688
Securities sold, not yet purchased (3)	4,526	—	—	—	4,526
Letter Agreement	—	—	386,230	—	386,230
Total liabilities	$318,287	$1,028,053	$386,230	$(313,915)	$1,418,655

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Trading securities (3)	$26	$—	$—	$—	$26
Derivative assets:
Exchange traded options	10,724	—	—	—	10,724
Futures contracts	332,346	—	—	—	332,346
Netting	—	—	—	(342,467)	(342,467)
Total derivative assets (1)	343,070	—	—	(342,467)	603
Total assets	$343,096	$—	$—	$(342,467)	$629

Financial Liabilities:
Customer account liabilities (2)	$—	$1,331,723	$—	$—	$1,331,723
Derivative liabilities:
Exchange traded options	11,422	—	—	—	11,422
Futures contracts	352,703	—	—	—	352,703
OTC options	—	1,086	—	—	1,086
Netting	—	—	—	(353,543)	(353,543)
Total derivative liabilities (1)	364,125	1,086	—	(353,543)	11,668
Securities sold, not yet purchased (3)	4,239	—	—	—	4,239
Total liabilities	$368,364	$1,332,809	$—	$(353,543)	$1,347,630
_______________________________________________

(1) Relates to continuing and discontinued operations. See Note 14 for details of the classification of amounts on the condensed consolidated statements of financial position.
(2) Relates to continuing and discontinued operations. See Note 4 for amount classified as liabilities held for sale on the condensed consolidated statements of financial position.
(3) Relates to discontinued operations and, accordingly, total amount is classified as liabilities held for sale on the condensed consolidated statements of financial position (see Note 4).

Derivative Assets and Liabilities

Exchange traded options and open futures contracts are measured at fair value based on exchange prices. CFD contracts and over-the-counter ("OTC") options are measured at fair value based on market price quotations (where observable) obtained from independent brokers.

Trading Securities

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading securities. These trading securities are reported at their fair value based on the quoted market prices of the securities in active markets. Changes in fair value of equity securities from trading activity are recorded in (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions, including cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities, included in the condensed consolidated statements of financial condition, are measured at fair value based on the market prices of the underlying products.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included on the condensed consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date which is determined based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded (Loss) income from discontinued operations, net of tax in the condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the condensed consolidated statements of financial condition.

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input comprises the common stock price of the Corporation. The significant Level 3 inputs, summarized in the following table, are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination (see Note 12).

As of March 31, 2015
Valuation Technique	Significant Unobservable Input(s)	Input/Range	Weighted Average

Income Approach	Discount rate	14.6%	14.6%

Market Approach	Cash-Adjusted Enterprise Value / Revenue	0.82x	0.82x
	Cash-Adjusted Enterprise Value / EBITDA	4.55x	4.55x

Option-Pricing Method	Term (years)	3.2	3.2
	Volatility	55.5 - 65.0%	60.0%
	Risk-free rate	0.9%	0.9%
	Dividend yield	—%	—%
	Reliance placed on public indication of value	20.0%	20.0%

The derivative liability, included on the condensed consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $2.6 million (increase of approximately $2.9 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of March 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Restricted time deposits (4)	$8,325	$8,325	$—	$8,325	$—
Due from brokers — unsettled spot FX (5)	19,869	19,869	—	19,869	—
Due from brokers — unsettled common stock (4)	3,730	3,730	—	3,730	—
Due from brokers — excess cash collateral (4)	18,758	18,758	—	18,758	—
Equity method investments (5)	9,931	19,120	—	—	19,120
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (4)	6,429	7,387	—	7,387	—
Total assets	$74,923	$85,070	$—	$58,069	$27,001

Financial Liabilities:
Due to brokers — unsettled spot FX (5)	$824	$824	$—	$824	$—
Senior convertible notes	152,955	134,011	—	134,011	—
Credit Agreement	189,520	331,083	—	—	331,083
Total liabilities	$343,299	$465,918	$—	$134,835	$331,083

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Restricted time deposits (4)	$8,341	$8,341	$—	$8,341	$—
Due from brokers — unsettled spot FX (5)	14,635	14,635	—	14,635	—
Due from brokers — unsettled common stock (4)	3,730	3,730	—	3,730	—
Due from brokers — excess cash collateral (4)	18,330	18,330	—	18,330	—
Equity method investments (5)	10,007	17,199	—	—	17,199
Notes receivable	9,381	9,381	—	—	9,381
Exchange memberships (4)	6,429	7,802	—	7,802	—
Total assets	$70,853	$79,418	$—	$52,838	$26,580

Financial Liabilities:
Due to brokers — unsettled spot FX (5)	4,645	4,645	—	4,645	—
Revolving credit agreement	25,000	25,000	—	25,000	—
Senior convertible notes	151,578	147,266	—	147,266	—
Total liabilities	$181,223	$176,911	$—	$176,911	$—
________________________________________________
(4) Relates to discontinued operations and, accordingly, included in assets held for sale on the condensed consolidated statements of financial condition (see Note 4).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

(5) Relates to continuing and discontinued operations. See Note 4 for amounts classified as held for sale on the condensed consolidated statements of financial condition.

Restricted Time Deposits

Restricted time deposits consist of pledged time deposits with original maturities of three months and one year and for which use is contractually restricted. Restricted time deposits are recorded at cost, which approximates fair value.

Due from/to Brokers — Unsettled Spot FX

Unsettled spot FX, included in Due from/Due to brokers and assets and liabilities held for sale on the condensed consolidated statements of financial condition, is carried at contracted amounts which approximate fair value based on market price quotations (where observable) obtained from independent brokers.

Due from Brokers — Unsettled Common Stock

The receivable for exchange membership shares sold short, included in assets held for sale on the condensed consolidated statements of financial condition, is carried at the contracted amount which approximates fair value based on quoted prices.

Due from Brokers — Excess Cash Collateral

Excess cash collateral, included in assets held for sale on the condensed consolidated statements of financial condition, is carried at contractual amounts which approximate fair value.

Equity Method Investments

Equity method investments are carried at cost. The fair value of these investments is based on comparable market multiples and other valuation methods.

Notes Receivable

Notes receivable are carried at contracted amounts which approximate fair value.

Exchange Memberships

Exchange memberships, which include ownership interests and shares owned are carried at cost. The fair value is based on quoted prices or recent sales.

Notes Payable

Notes payable, included on the condensed consolidated statements of financial condition, are carried at contracted amounts, which approximate fair value based on the relatively short amount of time until maturity.

Revolving Credit Agreement

Balances due under the Revolving Credit Agreement are carried at contracted amounts, which approximate fair value based on the short term nature of the borrowing and the variable interest rate.

Senior Convertible Notes

Senior convertible notes are carried at contractual amounts. The fair value of the Senior convertible notes are based on similar recently executed transactions and market price quotations (where observable) obtained from independent brokers.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Fair Value Measurements (continued)

Credit Agreement

Credit Agreement is carried at the contracted amount less original issue discount. The fair value of the Credit Agreement is based on a valuation model that considered the probability of default, Leucadia's secured interest, as well as, the observable trading value of the convertible notes.

The following table reconciles the ending balance of liabilities classified as Level 3, and identifies the total losses the Company recognized during the three months ended March 31, 2015, which were included in the condensed consolidated statements of financial condition as of March 31, 2015, with amounts in thousands:

	As of March 31, 2015
	Beginning Balance	Additions	Net Unrealized Loss	Ending balance
Letter Agreement	$—	$94,436	$291,794	$386,230
Total Level 3 liabilities	$—	$94,436	$291,794	$386,230

The net unrealized loss of $291.8 million is included in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the three months ended March 31, 2015.

The Company did not have any transfers in or out of Level 1, 2 and 3 during the three months ended March 31, 2015.

Note 16. Income Taxes

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

The Company’s effective tax rate was (40.0)% for the three months ended March 31, 2015. The Company’s effective rate was (131.8)% for the three months ended March 31, 2014. The negative tax rate for the three months ended March 31, 2015 and 2014 reflects the recording of a tax provision on a book loss. The decrease in the negative effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was due predominately to recording a tax provision for state and certain foreign jurisdictions on a small loss in 2014 compared with the loss in the current quarter. The provision for the quarter ended March 31, 2015 principally reflects recording a valuation allowance against the loss thereby decreasing the tax benefit recorded on the loss. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings. Additionally, it would not benefit from the tax benefit of the losses incurred. Therefore, the Company recorded a valuation allowance on its deferred tax assets of $346.7 million due to the Company's realizability assessment. The tax rate for the quarter ended March 31, 2014, was predominately the result of providing taxes for jurisdictions with higher tax rates against the benefit for losses with a lower rate and recording valuation allowance against foreign tax credit carryforwards.

    During the three months ended March 31, 2015, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2010. During the first quarter of 2014, it concluded the audit of the Company's 2011 federal tax return with no adjustment to the tax owed. Certain of the Company’s UK subsidiaries are currently subject to examination.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Litigation

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. The Company is currently evaluating the plaintiffs' claims and intends to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $4.7 million as of March 31, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Litigation - (continued)

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

Note 18. Subsequent Events

The Company has evaluated its subsequent events through the filing date of this Form 10-Q.

On April 1, 2015, the Company completed the sale of FXCM Japan to Rakuten Securities, Inc. for a cash purchase price of approximately $62.0 million. The Company will recognize a net gain of approximately $1.4 million in the second quarter of 2015 related to the sale.

On April 9, 2015, Faros completed the sale of its operations to Jefferies Group LLC.  Consideration will be determined quarterly pursuant to an earn-out formula based Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statement” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “FXCM,” the “Company,” “we,” “us,” and “our” refer to FXCM Inc. and its consolidated subsidiaries. References to "Lucid" collectively refer to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "Faros" refer to Faros Trading LLC and references to "V3" refer to V3 Markets, LLC.

OVERVIEW

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia National Corporation ("Leucadia") that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 12, "Leucadia Transaction" in the Notes to Unaudited Condensed Consolidated Financial Statements for more information).

At the time of the SNB announcement over 3,000 of our clients held slightly over $1 billion in open positions on EUR/CHF.  Those same clients held approximately $80.0 million of collateral in their accounts. The Swiss Franc move following the SNB announcement was the largest move of a G7 currency since 1971. The move wiped out the account equity of those clients and generated debit balances owed to us of approximately $275.1 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one for one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our liquidity providers.  When a client profits in the trade, we give the profits to the customer, however, when the client's loss exceeds its margin, we are required to pay the liquidity provider regardless of whether we collect the loss from the customer.

As a regulated entity, we are required to notify our regulators in a timely manner when any event occurs that adversely impacts clients. When we notified the regulators, they required our regulated entities to supplement their respective net capital on an expedited basis. We explored multiple debt and equity financing alternatives in an effort to meet the regulators' deadline. The deal with Leucadia was the only financing that we were able to arrange in the very short timeframe we were given by the regulators, and represented the best opportunity for us to continue doing business.

Executive Summary

 Since January 15, 2015, we have focused on reestablishing the strong competitive position we had prior to January 15.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. In March 2015, we executed an average of 527,429 retail client trades per day from continuing operations, 17% higher than February 2015 and 36% higher than March 2014, with retail customer trading volume per day averaging $14.9 billion in March 2015, 31% higher than February 2015 and 22% higher than March 2014.

•
Through May 11, 2015, we have made Leucadia loan repayments of $81.6 million.  Most importantly, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay the additional $30.0 million financing fee.

•
On March 25, 2015, we announced that we entered into a definitive agreement to sell FXCMJ to Rakuten Securities, Inc. for a purchase price of approximately $62.0 million. The transaction closed on April 1, 2015. We expect to complete several more dispositions of non-core assets in the upcoming quarters.

Our near term strategy will continue to focus on reducing our debt with Leucadia through dispositions of non-core assets and cash generated through operations and accelerating the growth of our core business through a number of FX and contracts for difference ("CFD") initiatives. Below are some of the initiatives we have planned for 2015:

•	Broaden CFD business with agency offering and single share CFDs.

•
Further build FX market share through continued innovation by bringing elements of what is standard in the institutional FX business to retail, including market depth and real-time sentiment and volume indicators.

•
Throughout 2015, we will launch a dealing desk execution model for small retail FX accounts with less than $20,000 in deposits. While these accounts are large in number, they are significantly less than half of our trading volume. The majority of our trading volume, therefore, will remain on our NDD execution model. These small-account clients value narrow spreads and higher leverage. By switching to a dealing desk execution model for small accounts, we believe we can generate higher dollar per million yields while mitigating risk.

Industry Environment

Economic Environment — Volatility in the three months ended March 31, 2015 increased compared to the three months ended December 31, 2014 and the three months ended March 31, 2014. The daily JPMorgan Global FX Volatility was 10.4 for the first quarter of 2015, compared to 8.5 in the fourth quarter of 2014, and 7.8 in the first quarter of 2014. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

Competitive Environment — The retail FX trading market is highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include U.S.-based retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to continue to remain strong for the foreseeable future.

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions), Hong Kong, Australia and Japan.

Primary Sources of Revenues

Most of our revenues are derived from fees charged as a markup or commission when our customers execute trades on our platform with our FX market makers. This revenue is primarily a function of the number of active accounts, the volume those accounts trade and the fees we earn on that volume.

Trading Revenue — Trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active FX accounts and the type of accounts - commission or spread; (ii) the volume these accounts trade, which is driven by the amount of customer equity and the overall volatility of the FX market; (iii) the amount of the commission or spread we receive, which varies by currency pair; (iv) the difference between the interest we receive from FX market makers and the interest paid to customers on open positions; and (v) revenues earned from CFD trading, fees earned through white label relationships and order flow payments from FX market makers. Effective August 1, 2014, we no longer receive payments for order flow.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. In the first quarter of 2015, we implemented a bonus plan aimed at retaining key employees following the significant decline in our stock price after the events of January 15, 2015. As a result, we expect our variable compensation in 2015 to be higher than historical periods.

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. Our IPO stock options awards granted were fully vested as of December 31, 2014. For the three months ended March 31, 2015, we recorded stock-based compensation expense related to stock options granted of $0.6 million. For the three months ended March 31, 2014, we recorded stock-based compensation expense related to stock options granted of $2.4 million, of which $1.9 million related to stock options granted at the time of our IPO. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted restricted stock units ("RSUs") to employees. For the three months ended March 31, 2015, we recorded stock-based compensation expense related to RSUs of $0.2 million. We did not incur any expense for Other Equity Awards for the three months ended March 31, 2014.

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

Bad Debt Expense — As a result of the events of January 15, 2015, we experienced losses from client debit balances. The charge for these losses, net of recoveries, is included in Bad debt expense. We are seeking to recover amounts owed to us by our customers following the events of January 15, 2015 and may issue options to purchase shares of Class A common stock as inducement for certain customers to repay such amounts. In light of the numerous uncertainties associated with these recovery efforts, we cannot provide any assurance that we will be successful in recovering any portion of these clients' debit balances.

Depreciation and Amortization — Depreciation and amortization expense results primarily from the depreciation of long-lived assets purchased and internally-developed software that has been capitalized.

Amortization of intangibles includes amortization of intangible assets obtained through our various acquisitions. In addition, amortization of intangibles includes impairment charges resulting from impairment assessments.

Goodwill Impairment Loss — Goodwill impairment loss represents the charge from the reduction of goodwill resulting from impairment assessments.

Loss on Derivative Liability — Letter Agreement — We allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement with Leucadia based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million. As of March 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $386.2 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition as of March 31, 2015. The $291.8 million increase in the estimated fair value was recorded in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the three months ended March 31, 2015. The increase in the estimated fair value of the derivative liability is due to the restoration of our operations subsequent to the signing of the Credit Agreement. See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Interest on Borrowings — Interest on borrowings consists of interest expense and amortization of financing and issuance costs related to the Leucadia Credit Agreement, the Convertible Notes and borrowings under the Revolving Credit Agreement. On January 20, 2015, the Revolving Credit Agreement was terminated (see Note 13 "Debt" in Notes to Unaudited Condensed Consolidated Financial Statements).

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

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes. In addition, Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, which is a U.K. limited liability company subject to U.K. corporate income tax and excludes the income attributable to other members of Lucid LLP.

Other

Income (loss) from discontinued operations, net of tax — As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Leucadia Credit Agreement. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd., and the equity business of FXCM Securities Limited. The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited and V3 Markets, LLC and our equity interest in FastMatch, Inc. We evaluated the criteria for reporting the results of operations for these entities as discontinued operations and determined that the dispositions qualify for treatment as discontinued operations. As such, the results of operations for these entities are reported in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations. Amounts for the prior year period have been reclassified to reflect treatment as discontinued operations. The assets and liabilities of these entities, after evaluating the assets for impairment, have been reclassified to assets and liabilities held for sale as of March 31, 2015 and December 31, 2014 in the condensed consolidated statements of financial condition.

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

Net income (loss) attributable to other non-controlling interests and allocation of net income to Lucid members for services provided  — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

•
The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense within Income (loss) from discontinued operations, net of tax in our condensed consolidated statements of operations.

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

Segment Information

Accounting Standards Codification Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that either (a) are greater than 10% of revenue, (b) reported profit or loss in absolute amounts exceeds 10% of the greater of the combined profit of all operating segments that did not report a loss or the combined loss of all operating segments that did report a loss, or (c) the assets exceed 10% of the combined assets of all operating segments. As a result of the events of January 15, 2015 described above, and the decision to sell certain retail and institutional businesses, the composition of what we previously reported as our Institutional segment has changed significantly, such that the remaining institutional business reported in continuing operations will no longer meet the quantitative criteria noted above. In addition, the remaining institutional business now shares common management strategies, customer support and trading platforms with our retail business. Accordingly, we have concluded that we now operate as a single operating segment.

Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

As of March 31, 2015, we have repurchased 5.1 million shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of March 31, 2015, Holdings has repurchased 5.1 million of Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

	(Amounts in thousands)
Revenues
Trading revenue	$69,214	$82,171
Interest income	322	455
Brokerage interest expense	(204)	(58)
Net interest revenue	118	397
Other income	145,858	266
Total net revenues	215,190	82,834
Operating Expenses
Compensation and benefits	25,039	24,992
Referring broker fees	16,069	18,806
Advertising and marketing	2,817	5,961
Communication and technology	9,517	9,333
Trading costs, prime brokerage and clearing fees	1,140	1,697
General and administrative	13,655	13,466
Bad debt expense	256,915	—
Depreciation and amortization	7,020	6,066
Goodwill impairment loss	9,513	—
Total operating expenses	341,685	80,321
Operating (loss) income	(126,495)	2,513
Other Expense
Loss on derivative liability — Letter Agreement	292,429	—
Loss on equity method investments, net	151	86
Interest on borrowings	30,559	2,997
Loss from continuing operations before income taxes	(449,634)	(570)
Income tax provision	179,762	751
Loss from continuing operations	(629,396)	(1,321)
(Loss) income from discontinued operations, net of tax	(98,598)	4,166
Net (loss) income	(727,994)	2,845
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(257,375)	2,427
Net loss attributable to other non-controlling interests	(43,802)	(1,659)
Net (loss) income attributable to FXCM Inc.	$(426,817)	$2,077

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended March 31,
	2015	2014
Customer equity (in millions)	$667	$766
Tradable accounts	185,176	143,950
Active accounts	170,890	150,285
Daily average trades - retail customers	521,901	368,852
Daily average trades per active account	3.1	2.5
Total retail trading volume(1) (billions)	$935	$813
Retail trading revenue per million traded(1)	$67	$94
Average retail customer trading volume per day(1) (billions)	$14.8	$12.9
Daily average trades - institutional customers	39,553	35,952
Institutional trading volumes (1) (billions)	$648	$508
Average institutional customer trading volume per day (1) (billions)	$10.3	$8.1
Trading days	63	63

(1)	Volume that customers traded in period translated into US dollars.

Three months ended March 31, 2015

Highlights — Continuing Operations

Total retail trading volumes increased $122.0 billion, or 15%, to $935 billion for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase primarily stems from an increase in volatility. The number of total active retail customer accounts at March 31, 2015 was 170,890, an increase of 14% from March 31, 2014. Total institutional trading volumes increased $140.0 billion, or 28%, to $648.0 billion for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily driven by an increase in volumes traded on the FastMatch platform.

Revenues from Continuing Operations

Trading revenue decreased by $13.0 million, or 16%, to $69.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Revenue from retail FX trading was down $13.1 million and CFD revenue was down $0.7 million. Revenue from retail FX trading for the three months ended March 31, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and a decline in revenue from order flow. Beginning in August 2014, we no longer receive payments for order flow.

Net interest revenue of $0.1 million for the three months ended March 31, 2015 was $0.3 million lower than net interest revenue for the three months ended March 31, 2014 as low yields continue to impact this revenue stream.

Other income of $145.9 million for the three months ended March 31, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability. During the quarter ended March 31, 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense was $25.0 million for both the three months ended March 31, 2015 and March 31, 2014. Salary and benefit expense was down $1.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to lower headcount. Stock-based compensation expense was down $1.6 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014. These decreases were largely offset by higher variable compensation expense related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015.

Referring broker fees decreased $2.7 million, or 15%, to $16.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in referring broker fees is correlated to a decrease in indirect volumes of 6% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Advertising and marketing expense decreased $3.1 million, or 53%, to $2.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Advertising and marketing spend was curtailed as a result of the events of January 15, 2015.

Communication and technology expense increased $0.2 million, or 2%, to $9.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The net increase is primarily attributable to $0.5 million of higher platform costs for FastMatch and $0.2 million higher computer consulting costs, partially offset by $0.4 million lower licensing and maintenance costs.

    Trading costs, prime brokerage and clearing fees decreased $0.6 million, or 33%, to $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The net decrease is primarily attributable to lower prime broker fees.

General and administrative expense increased $0.2 million to $13.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase of $0.2 million is primarily attributable to (i) $0.9 million of higher U.K. regulatory fees; (ii) $1.1 million of higher professional fees; (iii) $0.6 million of higher bank fees; and (iv) $0.2 million of higher occupancy expense, partially offset by $2.5 million of restitution recorded in the three months ended March 31, 2014 related to trade execution practices prior to August 2010.

Bad debt expense for the three months ended March 31, 2015 was $256.9 million resulting from the events of January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of March 31, 2015, we have recovered approximately $9.8 million, for a net loss after recoveries of $265.3 million. Of this total, $256.9 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations. While we are seeking to recover additional amounts owed to us by our customers, we do not expect to recover a significant portion of the bad debt expense incurred.

Depreciation and amortization expense increased $1.0 million, or 16%, to $7.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The $1.0 million increase is primarily attributable to an increase in depreciation expense of $0.3 million, primarily related to capitalized software and licenses, partially offset by lower depreciation related to fully depreciated computer equipment, and an increase of $0.7 million in amortization expense related to intangibles acquired from customer account acquisitions in the second and third quarters of 2014.

Goodwill impairment loss was $9.5 million for the three months ended March 31, 2015. During the first quarter of 2015, we performed an interim impairment evaluation of goodwill due to the events of January 15, 2015. This evaluation resulted in the recording of goodwill impairment losses of $9.5 million during the three months ended March 31, 2015 primarily due to a reduction in the implied fair value of certain institutional businesses subsequent to January 15, 2015.

Non-operating expenses

Loss on derivative liability — Letter Agreement

As of March 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $386.2 million, a $291.8 million increase in the estimated fair value of the derivative liability.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$8,934	$—
Revolving Credit Agreement	38	224
Lucid Promissory Notes	—	54
Convertible Notes	970	970
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	14,276	—
Leucadia Credit Agreement issuance fee discount	1,779	—
Convertible Notes	1,377	1,296
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	1,280	—
Leucadia Credit Agreement debt acquisition costs	159	—
Revolving Credit Agreement	1,444	151
Convertible Notes	302	302
Total interest expense	$30,559	$2,997

During the three months ended March 31, 2015 and 2014, our average borrowings under the Revolving Credit Agreement were $5.3 million and $37.2 million, respectively, and the weighted average interest rates were 2.9% and 2.4%, respectively. During the three months ended March 31, 2015 and 2014, the average Lucid Promissory Notes outstanding were nil and $9.8 million, respectively. The Lucid promissory notes were paid off in December 2014.

Income Taxes

	Three Months Ended
	March 31, 2015	March 31, 2014

	(In thousands, except percentages)
Loss before income taxes	$(449,634)	$(570)
Income tax provision	$179,762	$751
Effective tax rate	(40.0)%	(131.8)%

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

Lucid LLP is a limited liability partnership that is treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision (a component of our tax provision) is solely based on the portion of its income attributable to its managing member, which is a U.K. limited liability company subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP whose income is included in Allocation of net income to Lucid members for services provided reported in our consolidated income statement as a component of compensation and benefits expense reported in discontinued operations.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $179.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the establishment of a valuation allowance on our deferred tax assets. The negative tax rate for the three months ended March 31, 2015 reflects the recording of an income tax provision on a book loss.  During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the SNB action and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which it owes the members of Holdings under the tax receivable agreement. Additionally, it would not benefit from the tax benefit of the losses incurred. Therefore, we recorded a valuation allowance on our deferred tax assets of $346.7 million due to our assessment that realizability of these assets was not more likely than not.

(Loss) Income from Discontinued Operations, Net of Tax

(Loss) income from discontinued operations, net of tax was a loss of $98.6 million for the three months ended March 31, 2015 compared to income of $4.2 million for the three months ended March 31, 2014. The net decrease of $102.8 million was primarily driven by (i) goodwill impairment losses of $54.9 million, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15 and (iii) an intangible asset impairment charge of $5.4 million included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. We also recorded a loss on classification as held for sale of $26.5 million, due to the determination that the fair value less costs to sell will not exceed the carrying value of the assets.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of March 31, 2015, we had cash and cash equivalents of $284.1 million, including $68.4 million classified as a component of assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for the Company's regulated entities, as of March 31, 2015:

	As of March 31, 2015
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$28.3	$71.0	$42.7
Forex Capital Markets Limited	U.K.	26.4	103.3	76.9
FXCM Asia Limited	Hong Kong	8.3	21.3	13.0
FXCM Australia, Ltd.	Australia	0.8	2.7	1.9
ODL Group Limited	U.K.	3.2	11.4	8.2
FXCM Securities Limited	U.K.	5.4	26.0	20.6
FXCM Japan Securities Co., Ltd.	Japan	11.5	36.7	25.2
Lucid Markets LLP	U.K.	3.5	23.4	19.9
Faros Trading LLC	USA	—	0.4	0.4

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

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Cash used in operating activities	$(290,770)	$(30,516)
Cash used in investing activities	(2,424)	(24,757)
Cash provided by financing activities	239,746	46,547
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,221)	1,386
Net decrease in cash and cash equivalents	(54,669)	(7,340)
Cash and cash equivalents – end of period	$284,145	$357,905

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Depreciation and amortization	$12,359	$6,564
Equity-based compensation	$826	$782
Deferred tax (benefit) expense	$(6,257)	$110
Goodwill impairment losses	$76,334	$—
Impairment losses on held for sale assets	$5,030	$—
Gain on Follow-on Payment	$—	$(3,672)
Gain (Loss) on equity method investments, net	$75	$(224)
Purchases of office, communication and computer equipment, net	$158	$792
Proceeds from sale of office, communication and computer equipment	$499	$—

Operating Activities

Details of cash used in operating activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
EBITDA and Other Adjustments(1)	$(110,088)	$19,723
Non-cash equity-based compensation	1,608	3,212
Non-cash — reduction in tax receivable agreement liability	(145,224)	—
Net interest payments	(6,327)	(197)
(Cash paid for taxes) received for refunds	(199)	210
All other, net, including net current assets and liabilities	(30,540)	(53,464)
Net cash used in operating activities	$(290,770)	$(30,516)
____________

(1) See Non-GAAP Financial Measures

Cash provided by operating activities decreased $260.3 million to net cash used in operating activities of $290.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease is primarily attributable to the net losses we experienced from customer debit balances of $265.3 million resulting from the events of January 15, 2015.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
Purchases of office, communication and computer equipment, net	$(4,423)	$(6,030)
Proceeds from sale of office, communication and computer equipment	499	—
Acquisition, net of cash acquired	—	(18,708)
Purchase of intangible assets	—	(19)
Issuance of notes receivable	1,500	—
Net cash used in investing activities	$(2,424)	$(24,757)

Cash used in investing activities of $2.4 million in the three months ended March 31, 2015 consisted primarily of $4.4 million of capital expenditures, offset by proceeds of $0.5 million from the sale of office, communication and computer equipment and proceeds of $1.5 million from the collection of notes receivable. The capital expenditures were primarily for capitalized software.

Cash used in investing activities of $24.8 million in the three months ended March 31, 2014 consisted primarily of $6.0 million of capital expenditures, primarily capitalized software, and $18.7 million for the V3 acquisition.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2015	2014
Distributions to non-controlling members	$—	$(2,087)
Contributions from other non-controlling members	—	74
Dividends paid	—	(2,750)
Proceeds from exercise of stock options	—	1,310
(Payments) borrowings under the Revolving credit agreement	(25,000)	50,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Leucadia Credit Agreement	(12,378)	—
Debt acquisition costs — Leucadia Credit Agreement	(1,876)
Net cash provided by financing activities	$239,746	$46,547

Due to the loss incurred on January 15, 2015, Holdings did not make any distributions to its non-controlling members or FXCM Inc. during the three months ended March 31, 2015. In addition, FXCM Inc. did not pay dividends to Class A common stockholders during the three months ended March 31, 2015. Holdings does not anticipate making distributions to its non-controlling members or FXCM Inc. in the foreseeable future, nor does FXCM Inc. expect to pay dividends to its Class A common stockholders in the foreseeable future. During the three months ended March 31, 2014, we made distributions of $2.1 million to non-controlling members and paid dividends of $2.8 million to Class A common stockholders.

During the three months ended March 31, 2015, the outstanding borrowings under the Revolving credit agreement of $25.0 million were paid and the agreement was terminated. During the three months ended March 31, 2015, we received net proceeds from the Leucadia Transaction of $279.0 million and made interest payments of $6.2 million and principal payments of $12.4 million. In addition, we paid debt acquisition costs of $1.9 million related to the Leucadia Transaction.

Leucadia Transaction

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”), a newly-formed wholly-owned subsidiary of Holdings, entered into a credit agreement (the “Credit Agreement”) with Leucadia National Corporation ("Leucadia"), as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing enabled us to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, in connection with the Leucadia Credit Agreement and the Fee Letter, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.  The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015. The amendments finalized certain terms of the Credit Agreement and Letter Agreement and the terms of the amended agreements were not substantially different from the initial agreements.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015, provides for a $300.0 million two year term loan made by Leucadia to Holdings and Newco.  The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate).  The net proceeds of the loan ($279.0 million) were used to replace capital in our regulated entities to cover negative client balances and pay down our outstanding revolving credit agreement debt. The Credit Agreement also requires payment of a $10.0 million deferred financing fee.

The Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances, and capital contributions. The Credit Agreement also requires monthly payments of the term loan from proceeds received customer debit balances collections. The loan may be voluntarily prepaid by the Borrowers without penalty.

During the quarter ended March 31, 2015, we paid $12.4 million of principal and $6.3 million in interest to Leucadia. As of May 11, 2015, we made additional principal payments of $69.2 million, of which $10.0 million was applied to the deferred financing fee.

Amended and Restated Letter Agreement

The Amended and Restated Letter Agreement (“Letter Agreement”), dated January 24, 2015, provides, among other things, that Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the net proceeds received in connection with certain transactions, including sales of assets (subject to certain limited exceptions), dividends or distributions, the sale or indirect sale of Newco (whether by merger, stock purchase, sale of all or substantially all of Newco’s assets or otherwise), the issuance of any debt (subject to certain limited exceptions) or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds.

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next amount equal to 2 times the balance outstanding on the term loan and fees as of April 16, 2015, such amount not to be less than $500 million or more than $680 million *	90%	10%
All aggregate amounts thereafter	60%	40%

* As a result of the prepayments made by the Company through April 16, 2015, this amount will be $500 million

Revolving Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of financial institutions. In connection with the events described above under Leucadia Transaction, Holdings' outstanding borrowings under the Revolving Credit Agreement of $25.0 million were repaid in full and the Revolving Credit Agreement was terminated effective January 20, 2015.

As of March 31, 2015 and December 31, 2014, Holdings’ outstanding balance under the Revolving Credit Agreement was nil and $25.0 million.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs was $1.5 million and $0.4 million, for the three months ended March 31, 2015 and March 31, 2014, respectively.

During the three months ended March 31, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $5.3 million, and the weighted average interest rate was 2.9%. During the three months ended March 31, 2014 the weighted average dollar amount of borrowings related to the Credit Agreement was $37.2 million, and the weighted average interest rate was 2.4%.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments at March 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$39,512	$4,329	$12,076	$6,568	$16,539
Leucadia Credit Agreement (1,2)	359,204	89,504	269,700	—	—
Convertible Notes	186,084	3,881	182,203	—	—
Tax Receivable Agreement (3)	147,382	—	—	—	147,382
Vendor obligations	217	162	55	—	—
Total	$732,399	$97,876	$464,034	$6,568	$163,921
_____________________

(1) Less than one year reflects prepayments through May 11, 2015
(2) Interest based on the stated step-up coupon rate taking into consideration account prepayments through May 11, 2015
(3) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

We use Non-GAAP financial measures to evaluate our operating performance, as well as the performance of individual employees. Management believes that the disclosed Non-GAAP measures when presented in conjunction with comparable U.S. GAAP measures are useful to investors to compare FXCM's results across several periods and facilitate an understanding of FXCM's operating results. These measures do not represent and should not be considered as a substitute for, or superior to, net income, net income attributable to FXCM Inc. or net income per Class A share or as a substitute for, or superior to, cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculations of these measures may not be comparable to similarly entitled measures reported by other companies.

1.
Compensation Expense. Adjustments have been made to eliminate expense relating to stock-based compensation relating to our IPO as well as costs associated with the acquisition of V3 Markets, LLC. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

2.
Compensation Expense/Lucid Minority Interest.  Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided within discontinued operations. Adjustments have been made to reclassify this allocation of Lucid's earnings attributable to non-controlling members to “Net (loss) income attributable to other non-controlling interests”. We believe that this reclassification provides a more meaningful view of our operating expenses and our economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by us.

3.
Acquisition Costs/Income.  Adjustments have been made to eliminate certain acquisition related costs/income. Given the nature of these items, they are not viewed by management as expenses/income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

4.
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

5.
SNB Costs. Adjustments have been made to eliminate certain costs/income (including costs related to the implementation of a Stockholder Rights Plan and adjustments to the Corporation's tax receivable agreement contingent liability) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Loss on derivative liability — Letter Agreement. An adjustment has been made to eliminate the increase in value of the Leucadia Letter Agreement, a component of the financing package provided by Leucadia, which is treated as a derivative under U.S. GAAP.  Management believes adjusting for activity related to this line item provides a more meaningful view of our operating performance.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Three Months Ended March 31,
	2015			2014
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(629,396)	$(98,598)	$(727,994)	$(1,321)	$4,166	$2,845
EBITDA and Other Adjustments
Depreciation and amortization	7,020	12,359	19,379	6,066	6,564	12,630
Interest on borrowings	30,559	—	30,559	2,997	—	2,997
Loss on derivative liability — Letter Agreement(2)	292,429	—	292,429	—	—	—
Goodwill and held for sale impairments	9,513	81,364	90,877	—	—	—
Income tax provision	179,762	4,900	184,662	751	500	1,251
EBITDA and Other Adjustments	(110,113)	25	(110,088)	8,493	11,230	19,723
Adjustments
Net revenues(3)	(145,224)	—	(145,224)	—	(3,672)	(3,672)
Compensation and benefits(4)	—	—	—	1,902	272	2,174
Allocation of net income to Lucid members for services provided(5)	—	2,686	2,686	—	2,973	2,973
Communication and technology(6)	—	—	—	—	206	206
General and administrative(7)	1,837	—	1,837	3,037	163	3,200
Bad debt expense(8)	256,915	8,408	265,323	—	—	—
Adjusted EBITDA	$3,415	$11,119	$14,534	$13,432	$11,172	$24,604
(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP.

(2) Represents the elimination of the $292.4 million loss on derivative liability in the three months ended March 31, 2015 related to the value of the Letter Agreement component of the Leucadia Transaction.
(3) Represents the elimination of a $145.2 million non-cash benefit in the three months ended March 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero and the elimination of a $3.7 million benefit recorded to reduce the contingent consideration related to the Faros acquisition in the three months ended March 31, 2014.
(4) Represents the elimination of stock-based compensation associated with the IPO of $1.9 million in the three months ended March 31, 2014 and the elimination of V3 acquisition costs of $0.3 million in the three months ended March 31, 2014.
(5) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes.
(6) Represents the elimination of V3 acquisition costs in the three months ended March 31, 2014.
(7) Represents the expense related to the Stockholder Rights Plan and the legal fees resulting from the SNB event of $1.8 million in the three months ended March 31, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $2.5 million in the three months ended March 31, 2014 and the elimination of V3 acquisition costs of $0.5 million in continuing operations and $0.2 million in discontinued operations in the three months ended March 31, 2014.
(8) Represents the net bad debt expense related to client debit balances associated with the January 15, 2015 SNB event.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 "Significant Accounting Policies and Estimates" to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

As of March 31, 2015, 3.9% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in British pounds, 9.6% in Euros, 13.9% in Japanese yen, 2.5% in Hong Kong dollars, and 3.2% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $1.2 million in the case of British pounds, $2.9 million for Euros, $4.1 million for Japanese yen, and $0.7 million for Hong Kong dollars.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for both continuing and discontinued operations at March 31, 2015, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $6.6 million.

We also earn a spread on overnight positions financing (rollovers) and the interest differential our customers earn or pay depending on whether the currency that they purchased is a higher or lower yielding currency relative to the currency that they sold. Currently interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollover.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. The Leucadia Credit Agreement has an initial interest rate of 10% per annum, increasing quarterly by 1.5% for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate) and is not subject to fluctuations in interest rates.

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet its obligations. We are exposed to credit risk from our customers, as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the three months ended March 31, 2015 and 2014, we incurred $0.1 million and $0.2 million, respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at March 31, 2015, assuming a 10% reduction in the EUR and no market liquidity (i.e., counterparties halt trading EUR), we estimate clients holding long EUR positions would incur debit balances of approximately $25.0 million.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2015, our exposure to our largest institutional counterparties, all major global banking institutions, was 35.4% of total assets and the single largest within the group was 14.3% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of March 31, 2015, our net unhedged exposure to CFD customer positions was 3.35% of total assets. A hypothetical 10% change in the value of our unhedged CFD positions as of March 31, 2015 would result in a $5.8 million increase in pre-tax loss from continuing operations.

We offer our smaller retail clients the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of March 31, 2015, our net unhedged exposure to FX customer positions was 1.15% of total assets. A hypothetical 10% change in the value of our unhedged FX positions as of March 31, 2015 would result in a $2.0 million increase in pre-tax loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended March 31, 2015 was $16.45 million and the maximum intra-day gross position was $57.5 million. A 10% fully correlated decrease in value at the maximum intra-day position would result in an $5.75 million decrease in consolidated pre-tax income.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2015, cash and cash equivalents, excluding cash and cash equivalents held for customers, were 12.4% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2015, we had $84.2 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $284.8 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See “Item 1A. Risk Factors," in our Annual Report for the year ended December 31, 2014 and in this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. The Company is currently evaluating the plaintiffs' claims and intends to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $4.7 million as of March 31, 2015.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in our risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The risk described below and those disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The accounting for the Leucadia Letter Agreement may have an adverse effect on our reported financial results.

The Letter Agreement provides that we will pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including sales of assets, dividends or distributions, the sale or indirect sale of Newco, the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. Our obligations under the Letter Agreement are reported at fair value. We estimate the fair value of the Letter Agreement using a combination of approaches, including using the common stock price of FXCM, a guideline public company method as well as a discounted cash flow method, then using an option pricing model for the allocation of enterprise value among various components. Changes in this fair value are recorded each quarter in our condensed consolidated statements of operations. Small changes in assumptions in the models used could materially change the estimated fair value and could materially impact our results in a given period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On April 15, 2015, we entered into an Option Agreement (the “Option Agreement”) pursuant to which we issued an option to purchase 569,344 shares of the Corporation’s Class A Common Stock (the “Option”) for a purchase price of $550,000. The exercise price per share of Class A Common Stock issuable pursuant to the Option is $2.25. The Option is exercisable immediately, expires two years from the date of issuance, and includes standard anti-dilution protections. The Option Agreement was entered into as part of a negative equity balance settlement with a customer. The Option was issued without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The shares of Common Stock to be issued pursuant to the Option also will be issued in reliance upon such exemption.

(b) Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended March 31, 2015.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of March 31, 2015, we have repurchased 5.1 million shares for $64.2 million under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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

Exhibit Number	Description of Exhibit
4.1	Form of Option Agreement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed by FXCM Inc. on April 21, 2015 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentation Document
101.DEF**	XBRL Taxonomy Extension Definition Document
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date:	May 11, 2015	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)