Form 10-Q
period 2015-06-30
FXCM Inc.
filed 2015-08-07
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 5, 2015, there were 52,926,664 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 27 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2015

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2015	December 31, 2014

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$216,954	$256,887
Cash and cash equivalents, held for customers	734,672	901,227
Due from brokers	4,919	9,772
Accounts receivable, net	5,878	7,209
Deferred tax asset	—	9,065
Tax receivable	1,349	1,381
Current assets held for sale	441,774	548,506
Total current assets	1,405,546	1,734,047
Deferred tax asset	1,172	172,619
Office, communication and computer equipment, net	38,172	39,028
Goodwill	30,064	39,242
Other intangible assets, net	18,170	15,338
Notes receivable	7,881	9,381
Other assets	21,317	14,829
Noncurrent assets held for sale	—	362,943
Total assets	$1,522,322	$2,387,427
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Customer account liabilities	$734,672	$901,227
Accounts payable and accrued expenses	39,327	35,189
Revolving credit agreement	—	25,000
Due to brokers	13,571	15,983
Due to related parties pursuant to tax receivable agreement	—	5,352
Current liabilities held for sale	147,481	455,915
Total current liabilities	935,051	1,438,666
Deferred tax liability	1,084	1,698
Senior convertible notes	154,338	151,578
Credit Agreement	152,764	—
Due to related parties pursuant to tax receivable agreement	—	145,224
Derivative liability — Letter Agreement	486,097	—
Other liabilities	15,054	5,957
Noncurrent liabilities held for sale	—	1,288
Total liabilities	1,744,388	1,744,411
Commitments and Contingencies (See Note 14)
Stockholders’ (Deficit) Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 52,226,664 and 47,889,964 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	522	479
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 27 and 34 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	278,517	273,708
(Accumulated deficit) retained earnings	(500,249)	22,379
Accumulated other comprehensive income (loss)	2,016	(11,879)
Total stockholders’ (deficit) equity, FXCM Inc.	(219,193)	284,688
Non-controlling interests	(2,873)	358,328
Total stockholders’ (deficit) equity	(222,066)	643,016
Total liabilities and stockholders’ (deficit) equity	$1,522,322	$2,387,427

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands, except per share data)
Revenues
Trading revenue	$59,211	$74,427	$128,425	$156,598
Interest income	416	519	738	974
Brokerage interest expense	(173)	(138)	(377)	(196)
Net interest revenue	243	381	361	778
Other income	1,058	279	146,916	545
Total net revenues	60,512	75,087	275,702	157,921
Operating Expenses
Compensation and benefits	23,457	24,371	48,496	49,363
Referring broker fees	14,601	16,111	30,670	34,917
Advertising and marketing	3,483	6,198	6,300	12,159
Communication and technology	9,243	8,662	18,760	17,995
Trading costs, prime brokerage and clearing fees	960	1,855	2,100	3,552
General and administrative	12,718	13,340	26,373	26,806
Bad debt expense	388	—	257,303	—
Depreciation and amortization	6,800	6,523	13,820	12,589
Goodwill impairment loss	—	—	9,513	—
Total operating expenses	71,650	77,060	413,335	157,381
Operating (loss) income	(11,138)	(1,973)	(137,633)	540
Other Expense
Loss on derivative liability — Letter Agreement	99,867	—	392,296	—
Loss on equity method investments, net	37	81	188	167
Interest on borrowings	44,291	3,096	74,850	6,093
Loss from continuing operations before income taxes	(155,333)	(5,150)	(604,967)	(5,720)
Income tax provision (benefit)	1,559	(735)	181,321	16
Loss from continuing operations	(156,892)	(4,415)	(786,288)	(5,736)
Income (loss) from discontinued operations, net of tax	5,665	(3,740)	(92,933)	426
Net loss	(151,227)	(8,155)	(879,221)	(5,310)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(56,313)	(2,209)	(313,688)	218
Net income (loss) attributable to other non-controlling interests	897	(2,868)	(42,905)	(4,527)
Net loss attributable to FXCM Inc.	$(95,811)	$(3,078)	$(522,628)	$(1,001)

Loss from continuing operations attributable to FXCM Inc.	$(98,886)	$(2,595)	$(492,211)	$(3,387)
Income (loss) from discontinued operations attributable to FXCM Inc.	3,075	(483)	(30,417)	2,386
Net loss attributable to FXCM Inc.	$(95,811)	$(3,078)	$(522,628)	$(1,001)

Weighted average shares of Class A common stock outstanding — Basic and Diluted	48,713	40,287	47,903	37,793

Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted:
Continuing operations	$(2.03)	$(0.07)	$(10.28)	$(0.09)
Discontinued operations	0.06	(0.01)	(0.63)	0.06
Net loss attributable to FXCM Inc.	$(1.97)	$(0.08)	$(10.91)	$(0.03)

Dividends declared per common share	$—	$0.06	$—	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Amounts in thousands)
Net loss	$(151,227)	$(8,155)	$(879,221)	$(5,310)
Other comprehensive income
Foreign currency translation gain (loss)	2,958	3,066	(882)	4,723
Realization of cumulative translation adjustment	23,407	—	23,407	—
Income tax expense	—	—	—	166
Other comprehensive income, net of tax	26,365	3,066	22,525	4,557
Comprehensive loss	(124,862)	(5,089)	(856,696)	(753)
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(46,206)	(863)	(305,052)	2,248
Comprehensive income (loss) attributable to other non-controlling interests	902	(2,868)	(42,911)	(4,527)
Comprehensive (loss) income attributable to FXCM Inc.	$(79,558)	$(1,358)	$(508,733)	$1,526

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Equity (Deficit)
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2015	$358,328	$22,379	$(11,879)	$273,708	47,889,964	$479	34	$1	$643,016
Net loss	(356,593)	(522,628)	—	—	—	—	—	—	(879,221)
Other comprehensive income, net of tax	8,630	—	13,895	—	—	—	—	—	22,525
Comprehensive (loss) income	(347,963)	(522,628)	13,895	—	—	—	—	—	(856,696)
Class A common stock
Equity-based compensation	1,658	—	—	1,454	—	—	—	—	3,112
Exchange of Holdings Units to Class A common stock	(3,200)	—	—	3,157	4,336,700	43	(6)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	(1)	—	—
Stock options issued	123			198					321
Distributions — non-controlling members	(11,819)	—	—	—	—	—	—	—	(11,819)
Balance as of June 30, 2015	$(2,873)	$(500,249)	$2,016	$278,517	52,226,664	$522	27	$1	$(222,066)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Cash Flows From Operating Activities
Net loss	$(879,221)	$(5,310)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,179	25,752
Equity-based compensation	3,031	6,700
Deferred tax expense	187,150	5,543
Goodwill impairment losses	85,847	—
Impairment losses on held for sale assets	7,330	—
Loss on derivative liability — Letter Agreement	392,296	—
Gain on Faros Follow-on Payment	—	(3,672)
Loss on disposal of fixed assets	—	10
Amortization of deferred bond discount	2,761	2,597
Amortization of deferred financing cost	2,049	906
Amortization of original issue discount — Credit Agreement	40,687
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	9,621	—
Loss on equity method investments, net	689	534
Gain or loss on business disposition	(1,978)	—
Transaction costs associated with business dispositions	(4,607)	—
Due to related parties pursuant to tax receivable agreement	(145,224)	—
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	239,972	(122,920)
Trading securities	—	(614)
Due from brokers	10,416	(18,906)
Accounts receivable, net	(1,485)	(3,240)
Tax receivable, net	(49)	(5,895)
Other assets	(6,981)	2,738
Customer account liabilities	(239,791)	121,392
Accounts payable and accrued expenses	(1,068)	(12,862)
Other liabilities	5,021	340
Payments for tax receivable agreement	(5,352)	(3,707)
Due to brokers	(2,741)	7,047
Securities sold, not yet purchased	(517)	3,435
Foreign currency remeasurement (loss) gain	(817)	102
Net cash used in operating activities	(276,782)	(30)

Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(8,788)	(11,328)
Proceeds from sale of office, communication and computer equipment	499	—
Purchase of intangible assets	—	(4,417)
Acquisition of business, net of cash acquired	—	(21,791)
Proceeds from (issuance of) notes receivable	1,500	(1,500)
Proceeds from business disposition, net of cash	47,065	—
Net cash provided by (used in) investing activities	40,276	(39,036)

Cash Flows From Financing Activities
Distributions to non-controlling members	(11,819)	(4,281)
Contributions from other non-controlling members	—	2,463
Dividends paid	—	(5,502)
Proceeds from exercise of stock options	—	1,521
Common stock repurchases	—	(644)
(Payments on) borrowings under Revolving credit agreement	(25,000)	25,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Credit Agreement	(81,633)	—
Debt acquisition costs — Credit Agreement	(1,876)	—
Proceeds from issuance of stock options	321	—
Net cash provided by financing activities	158,993	18,557
Effect of foreign currency exchange rate changes on cash and cash equivalents	(410)	4,027
Net decrease in cash and cash equivalents	(77,923)	(16,482)
Cash and cash equivalents
Beginning of year	338,814	365,245
End of period	$260,891	$348,763

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash paid for taxes	$47	$402
Cash paid for interest	$14,921	$2,578
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$3,200	$5,568
Notes receivable credited towards consideration for acquisition of business	$—	$11,942
Notes issued for non-controlling interest	$—	$8,279
Deferred payment for purchase of intangible assets	$6,000	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$12,359	$13,163
Equity-based compensation	$1,494	$1,564
Deferred tax expense (benefit)	$5,663	$(188)
Goodwill impairment losses	$76,334	$—
Impairment losses on held for sale assets	$7,330	$—
Gain on Faros Follow-on Payment	$—	$(3,672)
Loss on equity method investments, net	$(501)	$(367)
Purchases of office, communication and computer equipment, net	$193	$2,394
Proceeds from sale of office, communication and computer equipment	$499	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a holding company, is an online provider of foreign exchange (“FX”) trading, CFD trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. In January 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation ("Leucadia") ("the Leucadia Transaction") (see Note 12). As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

Discontinued Operations

During the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd. and the equity trading business of FXCM Securities Limited and the institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and the Company's equity interest in FastMatch, Inc. ("FastMatch"). In April 2015, the Company completed the sale of FXCM Japan Securities Co., Ltd. and Faros Trading LLC. In May 2015, the Company entered into an agreement to sell FXCM Asia Limited and the sale is expected to be completed in the third quarter of 2015 pending regulatory approval. The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses in 2015.  As a result, these businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

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

As indicated above, in January 2015, Holdings transferred its interest in its operating subsidiaries to Newco, a wholly-owned subsidiary of Holdings formed in connection with the Leucadia Transaction. The Leucadia Transaction provided Holdings and Newco the financing needed in order for its operating subsidiaries to maintain compliance with regulatory capital requirements and continue operations.  The Company determined that Newco is a VIE and concluded that Holdings is the primary beneficiary of Newco since Holdings has the ability to direct the activities of Newco that most significantly impact Newco’s economic performance and the obligation to absorb losses of Newco or the right to receive benefits from Newco that could be significant to Newco. As a result, Holdings consolidates the financial results of Newco.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Company’s condensed consolidated financial statements include the following other significant subsidiaries of Holdings:

FXCM Newco, LLC	(“Newco”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.*	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC*	(“Faros”)
V3 Markets, LLC	(“V3”)

* Sold by the Company in April 2015

Net income or loss attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid, Faros (prior to the sale of Faros' operations in April 2015), V3 and other consolidated entities. Net income or loss attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4). Net income or loss attributable to the non-controlling interests in Faros and V3 represents the portion of earnings or loss attributable to the 49.9% economic interests held by Faros (prior to the sale of Faros' operations in April 2015) and V3 non-controlling members. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

Non-controlling interests in the condensed consolidated statements of financial condition represent the portion of equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities. The allocation of equity to non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity. The Company no longer holds its controlling interest in Faros as a result of the sale of Faros' operations in April 2015.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the condensed consolidated statements of operations. For the Company's equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale in the condensed consolidated statements of financial condition and earnings or losses are included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 6).

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

Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the actual and expected disposals of the Company's interests in certain retail and institutional trading businesses have been made to conform to the current presentation.

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

Discontinued Operations

As discussed in Note 1, during the first quarter of 2015, management committed to a plan to dispose of certain businesses. The Company determined that these businesses represent components pursuant to ASC 205-20, Presentation of Financial Statements — Discontinued Operations, ("ASC 205-20") and are considered held for sale at the reporting date. When viewed as a whole, the disposal of these components represents a strategic shift as contemplated by ASC 205-20 and the results of operations are reported as discontinued operations for all periods presented (see Note 4).

Segments

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. It was determined in the first quarter of 2015 that as a result of the events of January 15, 2015 described in Note 12, and the decision to sell certain institutional assets, the composition of the Company's previously reported Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company's retail business. Accordingly, the Company concluded in the first quarter of 2015 that it operates in a single operating segment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The new guidance establishes principles for recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard allows for either the full retrospective or cumulative effect transition method of adoption. In July 2015, the FASB voted to delay the effective date by one year, making the guidance effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the original effective date which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is currently evaluating the new guidance and has not yet selected a transition method or determined the impact that adoption of the new standard will have on its consolidated financial statements.

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

Changes in the non-controlling and the Corporation's interests in Holdings for the six months ended June 30, 2015 are as follows:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2015	47,889,964	34,457,674	82,347,638	58.1%	41.9%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	4,336,700	(4,336,700)	—	5.3%	(5.3)%	—%
Balance as of June 30, 2015	52,226,664	30,120,974	82,347,638	63.4%	36.6%	100.0%

Lucid, V3 and Other Non-Controlling Interests

The Company owns a controlling interest in Lucid, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company. The Company no longer holds its controlling interest in Faros as a result of the sale of Faros' operations in April 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank ("SNB") releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain retail and institutional businesses in order to pay down the Leucadia debt. The retail businesses are HK, FXCMJ and the equity trading business of FSL and the institutional businesses are Faros, Lucid, V3 and the Company's equity interest in FastMatch. In April 2015, the Company completed the sales of FXCMJ and Faros. In May 2015, the Company entered into an agreement to sell HK and the sale is expected to be completed in the third quarter of 2015 pending regulatory approval. The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses in 2015.

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the condensed consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale at June 30, 2015. Accordingly, the assets and liabilities of these businesses have been reclassified to assets and liabilities held for sale in the condensed consolidated statements of financial condition at June 30, 2015, with similar reclassification of the previously reported amounts.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations for these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2015, with similar reclassification of the previously reported amounts.

Completed dispositions

On April 1, 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which includes a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain is included in the condensed consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the three and six months ended June 30, 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services for no additional consideration.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income will be amortized into other income over the transitional services period of nine months following the date of sale.  For the three months ended June 30, 2015, the Company recorded $0.8 million of other income for these transitional services.

On April 9, 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three months ended June 30, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and six months ended June 30, 2015 and 2014, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Trading revenue	$20,486	$21,096	$46,768	$47,735
Interest income	31	174	218	282
Brokerage interest expense	(36)	(26)	(71)	(64)
Net interest (expense) revenue	(5)	148	147	218
Other income	977	1,596	3,372	7,061
Total net revenues	21,458	22,840	50,287	55,014
Operating Expenses
Compensation and benefits	3,766	4,450	10,801	9,348
Allocation of net income to Lucid members for services provided	1,981	2,315	4,667	5,288
Total compensation and benefits	5,747	6,765	15,468	14,636
Referring broker fees	—	384	208	700
Advertising and marketing	209	886	721	1,422
Communication and technology	2,180	3,369	4,467	6,255
Trading costs, prime brokerage and clearing fees	4,790	6,175	10,538	12,684
General and administrative	1,242	2,271	3,237	4,873
Bad debt expense	—	—	8,408	—
Depreciation and amortization	—	6,599	12,359	13,163
Goodwill impairment loss	—	—	54,865	—
Total operating expenses	14,168	26,449	110,271	53,733
Operating income (loss)	7,290	(3,609)	(59,984)	1,281
Other Expense
Loss on equity method investments, net	576	143	501	367
Income (loss) from discontinued operations before income taxes	6,714	(3,752)	(60,485)	914
Gain on completed dispositions	1,978	—	1,978	—
Loss on classification as held for sale before income taxes	(2,300)	—	(28,799)	—
Total income (loss) from discontinued operations before income taxes*	6,392	(3,752)	(87,306)	914
Income tax provision (benefit)	727	(12)	5,627	488
Income (loss) from discontinued operations, net of tax	$5,665	$(3,740)	$(92,933)	$426
* Total income (loss) from discontinued operations before income taxes attributable to FXCM Inc. was $1.6 million and $(28.9) million for the three and six months ended June 30, 2015, respectively, and $(0.4) million and $3.1 million for the three and six months ended June 30, 2014, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of June 30, 2015 and December 31, 2014, with amounts in thousands:

	As of
	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$43,937	$81,927
Cash and cash equivalents, held for customers	128,899	430,496
Restricted time deposits (1)	—	8,341
Due from brokers (2)	20,970	27,552
Accounts receivable, net	4,970	3,272
Deferred tax asset	22	7,937
Tax receivable	1,061	1,065
Office, communication and computer equipment, net	5,513	9,166
Goodwill	225,080	284,645
Other intangible assets, net	27,379	42,229
Other assets (3) (4)	12,742	14,819
Loss recognized on classification as held for sale	(28,799)	—
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$441,774	$911,449	**

Liabilities
Customer account liabilities	$128,899	$430,496
Accounts payable and accrued expenses (5)	14,797	20,850
Due to brokers (6)	—	330
Securities sold, not yet purchased	3,722	4,239
Deferred tax liability	—	1,137
Other liabilities	63	151
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$147,481	$457,203	**
____________________________________
** Amounts as of December 31, 2014 are classified as current and noncurrent on the condensed consolidated statement of financial condition.

(1) The time deposits, initially established in July 2014, secured a letter of guarantee on behalf of FXCMJ. The time deposits remained unwithdrawn and were terminated in connection with the sale of FXCMJ in April 2015.

(2) Includes as of June 30, 2015 and December 31, 2014: a) derivative assets, net of $0.1 million and $0.6 million, respectively; b) Unsettled spot FX of $0.6 million and $4.9 million, respectively; c) Unsettled common stock of $3.1 million and $3.7 million, respectively; and d) Excess cash collateral of $17.2 million and $18.3 million, respectively.

(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges, are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. In April 2015, the Company sold all of its shares owned in the Intercontinental exchange and recognized a gain of $0.1 million which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. There were no exchange membership impairments as of June 30, 2015 or December 31, 2014. The cost of ownership interests and shares owned was $2.7 million and $3.0 million, respectively, at June 30, 2015 and $2.7 million and $3.7 million, respectively, at December 31, 2014.

(4) Includes as of June 30, 2015 and December 31, 2014 the aggregate carrying values of the Company's equity interests in FastMatch and the V3-related LLC of $6.4 million and $6.9 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

(5) Includes as of June 30, 2015 and December 31, 2014, amounts due related to the allocation of income to Lucid non-controlling members for services provided of $9.6 million and $8.9 million, respectively.

(6) Comprised of Unsettled spot FX as of December 31, 2014.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for three months ended June 30, 2015 or the three and six months ended June 30, 2014. Interest income related to the notes receivable was $0.1 million for the six months ended June 30, 2015. As of June 30, 2015, there was no reserve against the notes receivable.

In May 2014, the Company loaned $1.5 million to a retail FX provider. The amount borrowed was due in 2017 and bore interest at the rate of 15% per annum, due at the end of each calendar quarter. In February 2015, the principal amount plus accrued interest was repaid to the Company.

Note 6. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.9 million and $3.1 million as of June 30, 2015 and December 31, 2014, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $37 thousand and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

In December 2012, the Company completed the acquisition of a non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading. As the Company holds a 35.4% equity interest and exerts significant influence, the investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. As of June 30, 2015, the other members of the LLC have not yet consented to the transfer of the 66.3% non-controlling interest to the Company. Until such consent is received, the Company is only entitled to its share of profits, losses and distributions and the Company does not have any right to participate in the management of the business and affairs of the LLC, including participating in major decisions. Accordingly, the Company’s interest is accounted for using the equity method. As discussed in Note 4, V3, including the Company's equity interest in the V3-related LLC, is classified as a discontinued operation.

The carrying values of the Company's equity interests in FastMatch and the V3-related LLC are included in assets held for sale in the condensed consolidated statements of financial condition. As of June 30, 2015 and December 31, 2014, the carrying values of the Company's equity method investments included in assets held for sale were $6.4 million and $6.9 million, respectively. The Company's share of the income or loss of FastMatch and the V3-related LLC is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. Total loss on equity method investments included in Income (loss) from discontinued operations, net of tax was $0.6 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2014, respectively.

The Company did not receive any dividend distributions from its equity method investments during the three and six months ended June 30, 2015 or 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the first quarter primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. No additional impairment of goodwill has been identified as of June 30, 2015. The impairment loss is presented as a separate line item in the condensed consolidated statements of operations and included as a component of Loss from continuing operations for the six months ended June 30, 2015.

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

Changes in goodwill for the six months ended June 30, 2015 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2015*	$39,242
Impairment of goodwill	(9,513)
Foreign currency translation and other adjustments	335
Balance as of June 30, 2015	$30,064

* Goodwill of $284.6 million was transferred to assets held for sale at December 31, 2014 (see Note 4).

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of June 30, 2015 and December 31, 2014, with amounts in thousands:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(17,243)	$18,217	$29,460	$(15,040)	$14,420
Foreign currency translation adjustment	(522)	(125)	(647)	(500)	818	318
Total finite-lived intangible assets	$34,938	$(17,368)	$17,570	$28,960	$(14,222)	$14,738
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$35,538	$(17,368)	$18,170	$29,560	$(14,222)	$15,338

In June 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The terms of the asset purchase agreement provide for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e.,

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million during the first quarter due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. No additional impairment of intangible assets has been identified as of June 30, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the six months ended June 30, 2015.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2014, respectively. Amortization expense related to intangible assets to be disposed of is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of June 30, 2015 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2015	$4,054
2016	7,479
2017	4,143
2018	1,511
2019	383
Thereafter	—
$17,570

Note 9. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Company's loss from continuing operations for the three and six months ended June 30, 2015 and 2014, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for each of the three and six months ended June 30, 2015 and 2014.

In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. The Company's unvested restricted stock units ("RSUs") do not contain rights to dividends or dividend equivalents. As a result, unvested RSUs are not considered participating securities and are therefore not required to be included in computing basic EPS under the two-class method. The shares of Class B common stock do not share in the earnings of the Company and are not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.

During the six months ended June 30, 2015 and 2014, stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 7,771,476 and 1,084,490, respectively, were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

In June 2012, the Company issued 7.2 million shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets") over a three-year term. In accordance with ASC 260, the anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. The shares are considered for inclusion in diluted EPS prior to issuance if all necessary conditions have been satisfied by the end of the period. The Lucid sellers received 1.2 million shares in June 2013. The Lucid sellers achieved the Profit Targets for the second anniversary shares during the six months ended June 30, 2014 and received 3.0 million second anniversary shares in June 2014 which are included in the computation of basic EPS for the three and six months ended June 30, 2014. The Lucid sellers achieved the Profit Targets for the third anniversary shares during the six months ended June 30, 2015 and received 3.0 million third anniversary shares in June 2015 which are included in the computation of basic EPS for the three and six months ended June 30, 2015.

    As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 53.2992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $18.76. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and six months ended June 30, 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and six months ended June 30, 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. Certain members of Holdings exchanged 1.5 million and 4.3 million of their Holdings Units during the three and six months ended June 30, 2015, respectively, and 0.1 million and 1.0 million of their Holdings Units during the three and six months ended June 30, 2014, respectively, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share of Class A common stock:
Numerator
Loss from continuing operations attributable to FXCM Inc.	$(98,886)	$(2,595)	$(492,211)	$(3,387)
Income (loss) from discontinued operations attributable to FXCM Inc.	3,075	(483)	(30,417)	2,386
Net loss available to holders of Class A common stock	(95,811)	(3,078)	(522,628)	(1,001)
Earnings allocated to participating securities	—	—	—	—
Loss available to common stockholders	$(95,811)	$(3,078)	$(522,628)	$(1,001)
Denominator
Weighted average shares of Class A common stock	48,713	40,287	47,903	37,793
Add dilutive effect of the following:
Stock options and RSUs	—	—	—	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	48,713	40,287	47,903	37,793

Net (loss) income per share of Class A common stock — Basic and Diluted:
Continuing operations	$(2.03)	$(0.07)	$(10.28)	$(0.09)
Discontinued operations	0.06	(0.01)	(0.63)	0.06
Net loss per share of Class A common stock	$(1.97)	$(0.08)	$(10.91)	$(0.03)

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	June 30, 2015	December 31, 2014
Receivables
Advances to Holdings non-controlling members	$172	$196
Accounts receivable — Lucid non-controlling members	15	799
Accounts receivable — equity method investment	365	1,468
Advances to employees	269	563
Notes receivable and interest — Lucid non-controlling members	8,091	8,013
Total receivables from related parties	$8,912	$11,039

Payables
Guarantee agreement ("Monetary Guaranty")	$—	$7,078
Employees	920	2,009
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	9,592	8,876
Tax receivable agreement	—	150,576
Total payables to related parties	$10,512	$168,539

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of June 30, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition are $0.8 million of advances to the Lucid non-controlling members as of December 31, 2014. Advances to the Lucid non-controlling members were not material as of June 30, 2015.

The Company receives commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.4% equity interest (see Note 6). The Company pays a per trade fee to FastMatch for use of the platform. Fees collected from customers for trades executed on the FastMatch platform were $3.4 million and $6.3 million for the three and six months ended June 30, 2015, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2014, respectively, and are included in Trading revenue in the condensed consolidated statements of operations. Fees paid to FastMatch were $2.3 million and $4.3 million for the three and six months ended June 30, 2015, respectively, and $1.7 million and $3.2 million for the three and six months ended June 30, 2014, respectively, and are reflected as a component of Communication and technology in the condensed consolidated statements of operations. The Company has also advanced funds for expenses on behalf of FastMatch. At June 30, 2015 and December 31, 2014, Accounts receivable, net in the condensed consolidated statements of financial condition included a receivable from FastMatch of $0.4 million and $1.5 million, respectively, for net amounts due from FastMatch. In connection with the sale of FXCMJ, FXCMJ sold $0.5 million of office, communication and computer equipment to FastMatch during the six months ended June 30, 2015.

The Company has advanced funds to several employees. The outstanding balances as of June 30, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for three months ended June 30, 2015 or the three and six months ended June 30, 2014. Interest income related to the notes receivable was $0.1 million for the six months ended June 30, 2015.

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. These fees and commissions were nil and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. Effective May 4, 2015, UK LTD terminated the foregoing arrangement with Global Finance and Master Capital.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Monetary Guaranty required Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Monetary determined on a counterparty by counterparty basis which was agreed upon by the Company, Monetary and the respective counterparty. As of December 31, 2014, the aggregate amount of margin extended under the Monetary Guaranty was $13.2 million and the Company held cash collateral related to the Monetary Guaranty in the amount $7.1 million, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. The Company terminated the Monetary Guaranty

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

with Monetary effective January 30, 2015. During the three and six months ended June 30, 2015 and 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. For the three months ended June 30, 2015, no fees were collected from counterparties and subsequently remitted to Monetary by the Company. For the six months ended June 30, 2015 and the three and six months ended June 30, 2014, fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were not material and are included in Referring broker fees in the condensed consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, amounts due related to the allocation of income to Lucid non-controlling members for services provided were $9.6 million and $8.9 million, respectively. These amounts are included in Current liabilities held for sale on the condensed consolidated statement of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the six months ended June 30, 2015 and 2014, certain members of Holdings exchanged $4.3 million and $1.0 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $149.1 million and $150.6 million as of June 30, 2015 and December 31, 2014, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of June 30, 2015, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the six months ended June 30, 2015 and 2014, payments of $5.4 million and $3.7 million, respectively, were made pursuant to the tax receivable agreement.

Note 11. Net Capital Requirements

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of June 30, 2015 and December 31, 2014, with amounts in millions:

	As of June 30, 2015
	US	UK LTD	HK	Australia	ODL	FSL	Lucid LLP
Capital	$57.5	$83.7	$19.1	$2.8	$10.5	$5.9	$18.9
Minimum capital requirement	28.9	29.0	8.0	0.8	1.2	0.7	3.3
Excess capital	$28.6	$54.7	$11.1	$2.0	$9.3	$5.2	$15.6

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Net Capital Requirements - (continued)

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

On January 28, 2015, the Company issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. The Company notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company's master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company made the decision in the quarter ended June 30, 2015 to forgive the debit balances of additional retail clients and to return certain recoveries totaling approximately $0.1 million, which is reflected in Bad debt expense in the condensed consolidated statements of operations. In light of the numerous uncertainties associated with collection options, the Company cannot provide any assurance that it will be successful in recovering any portion of the remaining clients' debit balances. Through the six months ended June 30, 2015, the Company has recovered $9.4 million.

Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 includes net expense of $0.4 million and $257.3 million, respectively, related to the debit balances. Bad debt expense for the three months ended June 30, 2015 includes the $0.1 million reversal of recoveries noted above as well as $0.3 million reversal of recovery as payment for an option agreement entered into with a customer as part of a negative equity balance settlement (see Note 17). Bad debt expense from continuing operations for the six months ended June 30, 2015 reflects net recoveries of $9.3 million. Bad debt expense included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 includes net expense of nil and $8.4 million related to the debit balances, which reflects recoveries during these periods of nil and $0.1 million, respectively.

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

As noted above, the Credit Agreement was initially entered into on January 16, 2015 and subsequently amended on January 24, 2015. The purpose of the amendment was to finalize certain terms of the Credit Agreement and the terms of the amended agreement and the initial agreement were not substantially different. Accordingly, the amendment was accounted for as a modification pursuant to ASC 470, Debt ("ASC 470").

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

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of June 30, 2015, the Company has paid $81.6 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next $500 million *	90%	10%
All aggregate amounts thereafter	60%	40%
* Per the Letter Agreement, this amount was initially set at a range of $500 million to $680 million. As a result of the prepayments made by the Company through April 16, 2015, this amount is $500 million.

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

The Company evaluated the Letter Agreement to determine if it should be accounted for separately from the Credit Agreement. Pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), a financial instrument that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable is a freestanding financial instrument and should be accounted for separately. Based on the Company’s review of the Letter Agreement, the Company

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

concluded that the Letter Agreement is legally detachable from the Credit Agreement because it can be freely transferred. In addition, the Company determined that the Letter Agreement is separately exercisable since payments to the holder of the Letter Agreement are made after the repayment of the Credit Agreement. Accordingly, the Letter Agreement was determined to be a freestanding financial instrument and is accounted for separately from the Credit Agreement. Further, the Company concluded that the legal form of the Letter Agreement is equity.

The Company considered the guidance in ASC 480 and determined that the accounting for the Letter Agreement does not fall within the scope of ASC 480 since the Letter Agreement is not mandatorily redeemable and will not require settlement by issuance of a variable number of equity shares. The Company then considered the guidance under ASC 815, Derivatives and Hedging ("ASC 815"), and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability.

The Company allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method will be used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 39.8%. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which is included in the condensed consolidated statements of operations for the six months ended June 30, 2015.

At June 30, 2015, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $1.45. This valuation approach incorporates an option pricing model for the allocation of enterprise value between the derivative liability, common stock and convertible debt. As of the valuation date, the Company believes that common stock investors have taken into account the dilutive impact of the Letter Agreement. At the prior valuation date, the Company believed the common stock price had not fully reflected the dilutive impact of the Letter Agreement. As a result, in estimating the fair value of the derivative liability at March 31, 2015, the Company used a combination of valuation approaches that were weighted more significantly toward indications of enterprise value based on the income and market approaches, which resulted in a model-derived implied common stock value of $1.11.

As of June 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $486.1 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The increase in the estimated fair value of the derivative liability was $99.9 million and $391.7 million for the three and six months ended June 30, 2015, respectively, and is recorded in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations. The increase in the estimated fair value of the derivative liability is due to the restoration of the Company's operations subsequent to the signing of the Leucadia Credit Agreement and reflects an increase in the fair value of the Letter Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market. In addition, the valuation methods are sensitive to certain key assumptions, such as volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $0.25 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $47.8 million (decrease of approximately $50.5 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $42.7 million (increase of approximately $48.1 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The balance of the Credit Agreement as of June 30, 2015, was as follows, with amounts in thousands:

As of June 30, 2015
Debt principal	$228,367
Original issue discount	(60,857)
Discount — issuance fee	(8,574)
Deferred financing fee	(6,172)
Debt — net carrying value	$152,764

Interest expense related to the Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three and six months ended June 30, 2015, consists of the following, with amounts in thousands:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contractual interest	$6,653	$12,901
Deferred interest	2,168	4,852
Amortization of original issue discount	26,411	40,687
Amortization of issuance fee discount	3,539	5,318
Amortization of deferred financing fee	2,548	3,828
Amortization of debt acquisitions costs	316	475
Total interest expense — Credit Agreement	$41,635	$68,061

The Company records deferred interest for the difference between the current contractual rate based on the loan terms and the weighted average rate through maturity.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $3.5 million and $5.3 million for the three and six months ended June 30, 2015, respectively. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the six months ended June 30, 2015.

The Company incurred $1.8 million of issuance cost related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings for the three and six months ended June 30, 2015 was $0.3 million and $0.5 million, respectively. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the six months ended June 30, 2015. Unamortized Credit Agreement issuance costs at June 30, 2015 were $0.8 million and are included in Other assets in the condensed consolidated statements of financial condition.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $2.5 million and $3.8 million for the three and six months ended June 30, 2015, respectively. The deferred financing fee was paid on April 1, 2015.

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

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was nil and $1.5 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was nil and $2.6 million, respectively, and the weighted average interest rates were nil and 2.9%, respectively. During the three and six months ended June 30, 2014, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $47.8 million and $42.5 million, respectively, and the weighted average interest rates were 2.66% and 2.55%, respectively.

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

Under ASC 470, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in additional paid-in capital in the stockholders' equity section of the Company's condensed consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The balances of the liability and equity components as of June 30, 2015 and December 31, 2014, were as follows, with amounts in thousands:

	As of
	June 30, 2015	December 31, 2014
Liability component — principal	$172,500	$172,500
Deferred bond discount	(18,162)	(20,922)
Liability component — net carrying value	$154,338	$151,578
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated coupon rate	$970	$970	$1,941	$1,941
Amortization of deferred bond discount	1,384	1,302	2,761	2,597
Amortization of debt issuance cost	302	302	605	605
Total interest expense — Convertible Notes	$2,656	$2,574	$5,307	$5,143

The Company incurred $6.0 million of Convertible Notes issuance cost. Unamortized Convertible Notes issuance cost was $3.5 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively, and is included in Other assets on the condensed consolidated statements of financial condition.

Note 14. Commitments and Contingencies

The Company holds an interest in an inactive entity that formerly provided online FX educational services (“Online Courses”). Online Courses meets the definition of a VIE under ASC 810 and the Company was considered the primary beneficiary. The members who owned the remaining interest in Online Courses had put options to sell their interest to the Company upon a change in control of Holdings. A change in control occurs when the number of Holdings Units held by unit holders as of the date of the Online Courses operating agreement, November 17, 2008, cease to make up at least 50% of the voting or vested economic interest securities of Holdings. The change in control occurred during the third quarter of 2013. Under U.S. GAAP, the value of the put options is recognized upon both the change in control and the exercise of the put options.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Commitments and Contingencies - (continued)

In April 2014, thirty-seven percent of the put options were exercised and Holdings remitted a payment in the amount of $1.3 million. Based on the status (inactive and no assets) of Online Courses, the put option payment resulted in a charge to earnings and is included in General and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. In September 2014, the remaining sixty-three percent of the put options were exercised and Holdings remitted a payment in the amount of $2.3 million, which was recorded as a charge to earnings during the quarter ended September 30, 2014.

Note 15. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are recognized as either assets or liabilities at fair value on the condensed consolidated statements of financial condition. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by-counterparty basis in accordance with ASC 210, Balance Sheet ("ASC 210") and ASC 815. The Company enters into futures contracts and CFD contracts to economically hedge the open customer contracts and positions on its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFD contracts are non-exchange traded contracts between a buyer and seller to exchange the difference in the value of an underlying asset at the beginning and end of a stated period. The Company's derivative assets and liabilities associated with futures contracts and CFD contracts on its CFD business are recorded within Due from brokers and Due to brokers, respectively, on the condensed consolidated statements of financial condition and gains or losses on these transactions are included in Trading revenue in the condensed consolidated statements of operations.

Through its subsidiaries Lucid and V3, the Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. As discussed in Note 4, Lucid and V3 are included in the Company's businesses to be disposed of as of June 30, 2015. Accordingly, the gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative assets and liabilities held for trading purposes in connection with Lucid and V3 are recorded in Current assets held for sale and Current liabilities held for sale, respectively, on the condensed consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of June 30, 2015 and December 31, 2014. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of June 30, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$6,214	$40,443	$7,338	$46,708
CFD contracts	Due from/Due to brokers (2)	3,572	361,168	—	—
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	5,320	802,407	5,927	2,486,113
Total derivatives, gross		$15,106	$1,204,018	$13,265	$2,532,821
Netting agreements and cash collateral netting		(10,079)		(13,113)
Total derivatives, net		$5,027		$152
____________________________________
(1) As of June 30, 2015, the aggregate fair values of derivative assets and liabilities, gross related to discontinued operations is $9.9 million and $12.9 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $9.8 million and $12.9 million, respectively.

(2) As of June 30, 2015, the aggregate fair values of derivative assets and liabilities, gross related to continuing operations is $5.1 million and $0.4 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.2 million and $0.2 million, respectively.

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
____________________________________
(3) As of December 31, 2014, the aggregate fair values of derivative assets and liabilities, gross related to discontinued operations is $342.7 million and $353.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $342.1 million and $353.1 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

(4) As of December 31, 2014, the aggregate fair value of derivative assets and liabilities, gross related to continuing operations is $0.4 million and $12.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.4 million and $0.4 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exchange traded options (5)	$1,176	$21,569	$(729)	$19,917
CFD contracts (6)	415	—	(5,347)	—
Futures contracts (7)	18,000	525	38,062	13,753
OTC options (5)	—	526	1,086	383
Total	$19,591	$22,620	$33,072	$34,053
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Loss from continuing operations in the condensed consolidated statements of operations is $11.1 million and $18.3 million for the three and six months ended June 30, 2015, respectively, and $16.6 million and $20.8 million for the three and six months ended June 30, 2014, respectively.

Note 16. Fair Value Measurements

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2015
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$6,214	$—	$—	$—	$6,214
CFD contracts	—	3,572	—	—	3,572
Futures contracts	5,320	—	—	—	5,320
Netting	—	—	—	(10,079)	(10,079)
Total derivative assets (1)	11,534	3,572	—	(10,079)	5,027
Total assets	$11,534	$3,572	$—	$(10,079)	$5,027

Financial Liabilities:
Customer account liabilities (2)	$—	$863,571	$—	$—	$863,571
Derivative liabilities:
Exchange traded options	7,338	—	—	—	7,338
Futures contracts	5,927	—	—	—	5,927
Netting	—	—	—	(13,113)	(13,113)
Total derivative liabilities (1)	13,265	—	—	(13,113)	152
Securities sold, not yet purchased (3)	3,722	—	—	—	3,722
Letter Agreement	—	—	486,097	—	486,097
Total liabilities	$16,987	$863,571	$486,097	$(13,113)	$1,353,542

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2014
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Trading securities (3)	$26	$—	$—	$—	$26
Derivative assets:
Exchange traded options	10,724	—	—	—	10,724
Futures contracts	332,346	—	—	—	332,346
Netting	—	—	—	(342,467)	(342,467)
Total derivative assets (1)	343,070	—	—	(342,467)	603
Total assets	$343,096	$—	$—	$(342,467)	$629

Financial Liabilities:
Customer account liabilities (2)	$—	$1,331,723	$—	$—	$1,331,723
Derivative liabilities:
Exchange traded options	11,422	—	—	—	11,422
Futures contracts	352,703	—	—	—	352,703
OTC options	—	1,086	—	—	1,086
Netting	—	—	—	(353,543)	(353,543)
Total derivative liabilities (1)	364,125	1,086	—	(353,543)	11,668
Securities sold, not yet purchased (3)	4,239	—	—	—	4,239
Total liabilities	$368,364	$1,332,809	$—	$(353,543)	$1,347,630
____________________________________
(1) Relates to continuing and discontinued operations. See Note 15 for details of the classification of amounts on the condensed consolidated statements of financial position.
(2) Relates to continuing and discontinued operations. See Note 4 for amount classified as liabilities held for sale on the condensed consolidated statements of financial position.
(3) Relates to discontinued operations. Amounts classified as held for sale on the condensed consolidated statements of financial position (see Note 4).

Derivative Assets and Liabilities

Exchange traded options and open futures contracts are measured at fair value based on exchange prices. CFD contracts and over-the-counter ("OTC") options are measured at fair value based on market price quotations (where observable) obtained from independent brokers.

Trading Securities

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading securities. These trading securities are reported at their fair value based on the quoted market prices of the securities in active markets. Changes in fair value of equity securities from trading activity are recorded in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included on the condensed consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date which is determined based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the condensed consolidated statements of financial condition.

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input is comprised of the common stock price of the Corporation. The significant Level 3 inputs, summarized in the following table, are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination (see Note 12).

As of June 30, 2015
Valuation Technique	Significant Unobservable Input(s)	Input

Option-Pricing Method	Term (years)	3.0
	Volatility	52.6%
	Risk-free rate	1.0%
	Dividend yield	—%
	Reliance placed on public indication of value	100.0%

The derivative liability, included on the condensed consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $42.7 million (increase of approximately $48.1 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of June 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$624	$624	$—	$624	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	17,184	17,184	—	17,184	—
Equity method investments (4)	9,319	18,359	—	—	18,359
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	5,770	6,470	—	6,470	—
Total assets	$43,832	$53,572	$—	$27,332	$26,240

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$13,419	$13,419	$—	$13,419	$—
Senior convertible notes	154,338	145,331	—	145,331	—
Credit Agreement	152,764	228,384	—	—	228,384
Total liabilities	$320,521	$387,134	$—	$158,750	$228,384

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Restricted time deposits (5)	$8,341	$8,341	$—	$8,341	$—
Due from brokers — unsettled spot FX (4)	14,635	14,635	—	14,635	—
Due from brokers — unsettled common stock (5)	3,730	3,730	—	3,730	—
Due from brokers — excess cash collateral (5)	18,330	18,330	—	18,330	—
Equity method investments (4)	10,007	17,199	—	—	17,199
Notes receivable	9,381	9,381	—	—	9,381
Exchange memberships (5)	6,429	7,802	—	7,802	—
Total assets	$70,853	$79,418	$—	$52,838	$26,580

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	4,645	4,645	—	4,645	—
Revolving credit agreement	25,000	25,000	—	25,000	—
Senior convertible notes	151,578	147,266	—	147,266	—
Total liabilities	$181,223	$176,911	$—	$176,911	$—
____________________________________
(4) Relates to continuing and discontinued operations. See Note 4 for amounts classified as held for sale on the condensed consolidated statements of financial condition.
(5) Relates to discontinued operations and included in assets held for sale on the condensed consolidated statements of financial condition (see Note 4).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

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

Exchange Memberships

Exchange memberships, which include ownership interests and shares owned, are carried at cost. The fair value is based on quoted prices or recent sales.

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

Credit Agreement

Credit Agreement is carried at the contracted amount less original issue discount. The fair value of the Credit Agreement is based on a valuation model that considers the probability of default, Leucadia's secured interest, and the observable trading value of the Senior convertible notes.

Revolving Credit Agreement

Balances due under the Revolving Credit Agreement were carried at contracted amounts which approximated fair value based on the short term nature of the borrowing and the variable interest rate.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following table reconciles the opening and ending balance of the recurring fair value measurement categorized as Level 3, which is included in the condensed consolidated statements of financial condition as of June 30, 2015, and identifies the total losses the Company recognized during the six months ended June 30, 2015, with amounts in thousands:

	As of June 30, 2015
	Beginning Balance	Additions	Net Unrealized Loss	Ending balance
Letter Agreement	$—	$94,436	$391,661	$486,097
Total Level 3 liabilities	$—	$94,436	$391,661	$486,097

The net unrealized loss of $391.7 million is included in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the six months ended June 30, 2015.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2015.

Note 17. Stockholders' Equity

Stockholder Rights Plan

On January 28, 2015, the Corporation's Board of Directors approved the adoption of a stockholder rights plan (the "Rights Plan") and declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock.

Under the terms of the Rights Plan, rights to purchase one one-thousandth (1/1000) of a share of a new Series A Junior Participating Preferred Stock of the Corporation (the "Rights") at a price of $11.20 per one one-thousandth (1/1000) of a share were issued at the rate of one right for each outstanding share of the Corporation's common stock held of record on February 9, 2015. Under the terms of the Rights Plan, the Rights will initially trade together with the Corporation's Class A common stock and will not be exercisable. In the absence of further action by the Corporation's Board of Directors, the Rights will generally become exercisable and allow the holder to acquire shares of the Corporation's common stock at a discounted price if (a) a person or group acquires beneficial ownership of 10% or more of the Corporation's outstanding common stock or (b) any person or group commences a tender or exchange offer, the consummation of which would result in such person or group acquiring beneficial ownership of 10% or more of the Corporation's outstanding common stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. As of June 30, 2015, the Company is not aware of the occurrence of any events that would trigger the exercise of the Rights under the Rights Plan.

The issuance of Rights is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation's Class A common stock is currently traded.

Option Agreement

On April 15, 2015, the Company entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company issued an option to purchase 569,344 shares of the Corporation’s Class A common stock (the “Option”) with an exercise price of $2.25. The Option is exercisable immediately, expires two years from the date of issuance, and includes standard anti-dilution protections. The Option Agreement was entered into as part of a negative equity balance settlement with a customer. The fair value of the Option on the date of issuance was estimated at $0.3 million and was determined using the Black-Scholes-Merton option pricing model.

Note 18. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As a result, Holdings' income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Income Taxes - (continued)

of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holdings' operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company’s effective tax rate was (1.0)% for the three months ended June 30, 2015 compared to 14.3% for the three months ended June 30, 2014. The Company's effective tax rate was (30.0)% for the six months ended June 30, 2015 compared to (0.3)% for the six months ended June 30, 2014. The negative tax rates for the three and six months ended June 30, 2015 and the six months ended June 30, 2014 reflect the recording of a tax provision on a book loss. The decrease in the effective tax rate for the three months ended June 30, 2015 compared to the same period in 2014 was due predominately to recording a valuation allowance in the current quarter against the tax benefit. The provision for the quarter ended June 30, 2015 principally reflects recording a valuation allowance against the loss thereby decreasing the tax benefit recorded on the loss. During the quarter ended June 30, 2015, similar to the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings. Additionally, it would not benefit from the tax benefit of the losses incurred in the quarter. Therefore, the Company recorded a valuation allowance in the quarter on its deferred tax assets of $57.3 million due to the Company's realizability assessment. The tax rate for the quarter ended June 30, 2014 was predominately the result of providing taxes for jurisdictions with higher tax rates against the benefit for losses with a lower rate and recording a valuation allowance against foreign tax credit carryforwards.

During the six months ended June 30, 2015, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2010. During the first quarter of 2014, it concluded the audit of the Company's 2011 federal tax return with no adjustment to the tax owed. Certain of the Company’s U.K. subsidiaries are currently subject to examination.
Note 19. Litigation

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC, KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies.  On February 7, 2014, US filed motions to compel arbitration in New York based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with Revelation. The trial court denied the motions.  On April 16, 2014, US sought review in the Texas court of appeals. The court of appeals affirmed the trial court’s denial of US's motions by order dated December 31, 2014. In February 2015, US filed for review in the Texas Supreme Court.  The Texas Supreme Court has ordered the parties to file briefs on the merits. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. US is in the process of preparing a responsive pleading.

In February 2014, UK LTD and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK LTD and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK LTD and FSL agreed to pay (a) restitution to affected clients up to $9.9 million; and (b) a financial penalty of GBP

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Litigation - (continued)

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. The Court is currently in the process of selecting a lead plaintiff among several applicants.  The Company intends to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.0 million as of June 30, 2015.

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

Note 20. Subsequent Events

The Company has evaluated its subsequent events through the filing date of this Form 10-Q.

On July 21, 2015, the Board of Directors approved a 1-for-10 reverse stock split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split"). The Company expects to hold a special meeting of stockholders on September 21, 2015 to seek the approval of stockholders to amend FXCM's Certificate of Incorporation to effect the Reverse Stock Split and for the Board of Directors (the "Board") to determine the effective date of the Reverse Stock Split, if any. At the effective date of the Reverse Stock Split, should the Board determine to effect the Reverse Stock Split, every ten shares of issued and outstanding Class A common stock will be converted into one newly issued share of Class A common stock. Any stockholders entitled to fractional shares as a result of the reverse stock split will receive cash in lieu of such fractional shares.

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

OVERVIEW

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia National Corporation ("Leucadia") that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 12 "Leucadia Transaction" to the condensed consolidated financial statements for more information).

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

Executive Summary

Since January 15, 2015, we have focused on reestablishing the strong competitive position we had prior to January 15.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. In June 2015, we executed an average of 563,829 retail client trades per day from continuing operations, 8% higher than May 2015 and 76% higher than June 2014, with retail customer trading volume per day averaging $16.5 billion in June 2015, 4% higher than May 2015 and 51% higher than June 2014.

•
Through July 31, 2015, we have made Leucadia loan repayments of $81.6 million.  Most importantly, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•	On April 1, 2015, we completed the sale of FXCMJ to Rakuten Securities, Inc. for a purchase price of approximately $62.0 million.

•	On April 9, 2015, Faros completed the sale of its operations to Jefferies Group LLC.

•
On June 26, 2015, we completed the acquisition of certain margin foreign exchange trading accounts from Citibank, N.A. and Citibank International Limited. Client equity acquired was approximately $47.0 million.

•
On May 28, 2015, we announced that we entered into a definitive agreement to sell HK to Rakuten Securities, Inc. for a purchase price of approximately $36.0 million. Subject to regulatory approval, the transaction is expected to close in the third quarter of 2015. We expect to complete several more dispositions of non-core assets in the upcoming quarters.

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

•
Throughout 2015, we will launch a dealing desk execution model for small retail FX accounts with less than $20,000 in deposits. While these accounts are large in number, they are significantly less than half of our trading volume. The majority of our trading volume, therefore, will remain on our NDD execution model. These small-account clients value narrow spreads and higher leverage. By switching to a dealing desk execution model for small accounts, we believe we can generate higher dollar per million yields while mitigating risk. During the second quarter of 2015, we completed the first phase of the launch and began offering the dealing desk execution model in Europe.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the three months ended June 30, 2015 decreased compared to the three months ended March 31, 2015 and increased when compared to the three months ended June 30, 2014. The daily JPMorgan Global FX Volatility was 10.1 for the second quarter of 2015, compared to 10.4 in the first quarter of 2015, and 6.2 in the second quarter of 2014. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market. Also, the economic uncertainty from the recent Greek debt crisis elevated volatility in the equity and commodity markets. The increase in volatility adversely affected our net CFD exposure and resulted in trading losses.

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

Trading Revenue — Trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active FX accounts and the type of accounts - commission, spread or dealing desk; (ii) the volume these accounts trade, which is driven by the amount of customer equity and the overall volatility of the FX market; (iii) the amount of the commission or spread we receive, which varies by currency pair; (iv) the difference between the interest we receive from FX market makers and the interest paid to customers on open positions; (v) net gains/losses derived from our dealing desk; and (vi) revenues earned from CFD trading, fees earned through white label relationships and order flow payments from FX market makers. Effective August 1, 2014, we no longer receive payments for order flow.

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. Our IPO stock options awards granted were fully vested as of December 31, 2014. For the three and six months ended June 30, 2015, we recorded stock-based compensation expense related to stock options of $0.5 million and $1.2 million, respectively. For the three and six months ended June 30, 2014, we recorded stock-based compensation expense related to stock options of $2.7 million and $5.1 million, respectively, of which $2.2 million and $4.1 million related to stock options granted at the time of our IPO. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted restricted stock units ("RSUs") to employees. For the three and six months ended June 30, 2015, we recorded stock-based compensation expense related to RSUs of $0.2 million and $0.4 million, respectively. We did not incur any expense for Other Equity Awards for the three and six months ended June 30, 2014.

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

Bad Debt Expense — As a result of the events of January 15, 2015, we experienced losses from client debit balances. The charge for these losses, net of recoveries, is included in Bad debt expense. We do not expect any further recoveries.

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

Loss on Derivative Liability — Letter Agreement — We allocated the net proceeds from the Leucadia financing of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. As of June 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $486.1 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition as of June 30, 2015. The increase in the fair value of the Letter Agreement was $99.9 million and $392.3 million for the for the three and six months ended June 30, 2015, respectively, and was recorded in Loss on derivative liability — Letter Agreement in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Leucadia Credit Agreement, the Convertible Notes and borrowings under the Revolving Credit Agreement. On January 20, 2015, the Revolving Credit Agreement was terminated (see Note 13 "Debt" to the condensed consolidated financial statements).

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

Tax expense for discontinued operations is primarily driven by the establishment of a valuation allowance on the deferred tax assets of Lucid LLP, partially offset by the recording of a benefit associated with the loss on the discontinued operations of FXCM Asia. Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, which is a U.K. corporation subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP.

Amounts for the prior year periods have been reclassified to reflect treatment as discontinued operations. The assets and liabilities of these entities, after evaluating the assets for impairment, have been reclassified to assets and liabilities held for sale as of June 30, 2015, excluding entities that have been sold prior to that date, and December 31, 2014 in the condensed consolidated statements of financial condition.

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

Segment Information

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that that meet certain quantitative thresholds. As a result of the events of January 15, 2015 described above, and the decision to sell certain retail and institutional businesses, the composition of what we previously reported as our Institutional segment has changed significantly, such that the remaining institutional business reported in continuing operations will no longer meet the quantitative criteria for separate reporting. In addition, the remaining institutional business now shares common management strategies, customer support and trading platforms with our retail business. Accordingly, we have concluded that we now operate as a single operating segment.

Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

As of June 30, 2015, we have repurchased 5.1 million shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of June 30, 2015, Holdings has repurchased 5.1 million of Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Amounts in thousands)
Revenues
Trading revenue	$59,211	$74,427	$128,425	$156,598
Interest income	416	519	738	974
Brokerage interest expense	(173)	(138)	(377)	(196)
Net interest revenue	243	381	361	778
Other income	1,058	279	146,916	545
Total net revenues	60,512	75,087	275,702	157,921
Operating Expenses
Compensation and benefits	23,457	24,371	48,496	49,363
Referring broker fees	14,601	16,111	30,670	34,917
Advertising and marketing	3,483	6,198	6,300	12,159
Communication and technology	9,243	8,662	18,760	17,995
Trading costs, prime brokerage and clearing fees	960	1,855	2,100	3,552
General and administrative	12,718	13,340	26,373	26,806
Bad debt expense	388	—	257,303	—
Depreciation and amortization	6,800	6,523	13,820	12,589
Goodwill impairment loss	—	—	9,513	—
Total operating expenses	71,650	77,060	413,335	157,381
Operating (loss) income	(11,138)	(1,973)	(137,633)	540
Other Expense
Loss on derivative liability — Letter Agreement	99,867	—	392,296	—
Loss on equity method investments, net	37	81	188	167
Interest on borrowings	44,291	3,096	74,850	6,093
Loss from continuing operations before income taxes	(155,333)	(5,150)	(604,967)	(5,720)
Income tax provision (benefit)	1,559	(735)	181,321	16
Loss from continuing operations	(156,892)	(4,415)	(786,288)	(5,736)
Income (loss) from discontinued operations, net of tax	5,665	(3,740)	(92,933)	426
Net loss	(151,227)	(8,155)	(879,221)	(5,310)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(56,313)	(2,209)	(313,688)	218
Net income (loss) attributable to other non-controlling interests	897	(2,868)	(42,905)	(4,527)
Net loss attributable to FXCM Inc.	$(95,811)	$(3,078)	$(522,628)	$(1,001)

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer equity (in millions)	$735	$863	$735	$863
Tradeable accounts	188,369	163,368	188,369	163,368
Active accounts	177,305	150,522	177,305	150,522
Daily average trades - retail customers	531,558	319,297	526,805	343,687
Daily average trades per active account	3.0	2.1	3.0	2.3
Total retail trading volume(1) (billions)	$1,000	$691	$1,936	$1,505
Retail trading revenue per million traded(1)	$54	$107	$60	$104
Average retail customer trading volume per day(1) (billions)	$15.4	$10.6	$15.1	$11.8
Daily average trades - institutional customers	42,512	49,284	41,056	42,722
Institutional trading volumes (1) (billions)	$652	$567	$1,301	$1,074
Average institutional customer trading volume per day (1) (billions)	$10.0	$8.7	$10.2	$8.4
Trading days	65	65	128	128

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended June 30, 2015

Highlights — Continuing Operations

Total retail trading volumes increased $309 billion, or 45%, to $1,000 billion for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase primarily stems from an increase in volatility. The number of total active retail customer accounts at June 30, 2015 was 177,305, an increase of 18% from June 30, 2014. Total institutional trading volumes increased $85 billion, or 15%, to $652 billion for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase is primarily driven by an increase in volumes traded on the FastMatch platform.

Revenues from Continuing Operations

Trading revenue decreased by $15.2 million, or 20%, to $59.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue from retail FX trading was down $5.4 million and CFD revenue was down $9.3 million. Revenue from retail FX trading for the three months ended June 30, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and the elimination of payments for order flow, partially offset by revenue from dealing desk execution. Revenue from dealing desk execution was approximately 12% of trading revenue for the three months ended June 30, 2015. CFD revenue for the three months ended June 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June.

Net interest revenue of $0.2 million for the three months ended June 30, 2015 was $0.1 million lower than net interest revenue for the three months ended June 30, 2014 as low yields continue to impact this revenue stream.

Other income of $1.1 million for the three months ended June 30, 2015 primarily consists of $0.8 million of service fees related to post-sale services provided to FXCMJ. Other income of $0.3 million for the three months ended June 30, 2014 primarily consists of ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased by $0.9 million, or 4%, to $23.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Salary and benefit expense was down $2.0 million, primarily due to lower headcount. Stock-based compensation expense was down $2.0 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014. These decreases were largely offset by higher variable compensation expense of $3.1 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015.

Referring broker fees decreased $1.5 million, or 9%, to $14.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in referring broker fees is related to the decrease in trading revenue.

Advertising and marketing expense decreased $2.7 million, or 44%, to $3.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Advertising and marketing spend was curtailed as a result of the events of January 15, 2015.

Communication and technology expense increased $0.6 million, or 7%, to $9.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The net increase is primarily attributable to $0.6 million of higher platform costs for FastMatch, $0.6 million higher computer consulting costs and $0.4 million of higher market data fees, partially offset by $0.4 million lower licensing and maintenance costs and $0.7 million lower third party platform fees.

Trading costs, prime brokerage and clearing fees decreased $0.9 million, or 48%, to $1.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense decreased $0.6 million, or 5%, to $12.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease of $0.6 million is primarily attributable to (i) a charge of $1.3 million related to a put option payment recorded in the three months ended June 30, 2014; (ii) $0.7 million of lower travel costs; (iii) $0.2 million of lower net expense related to regulatory and customer settlements recorded in the three months ended June 30, 2014; (iv) $0.2 million of lower U.K. regulatory fees; and (v) $0.2 million of lower UK local taxes, partially offset by (vi) $1.2 million of higher professional fees and (vii) $1.0 million of higher bank fees.

Depreciation and amortization expense increased $0.3 million, or 4%, to $6.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The $0.3 million increase is primarily attributable to an increase of $0.4 million in amortization expense related to intangibles acquired from customer account acquisitions in the second and third quarters of 2014.

Non-operating expenses

Loss on derivative liability — Letter Agreement

As of June 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $486.1 million, a $99.9 million increase compared to the prior reporting period, due to an increase in the estimated value of the Letter Agreement.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended June 30,
	2015	2014

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$6,653	$—
Revolving Credit Agreement	—	320
Lucid Promissory Notes	—	51
Convertible Notes	970	970
Deferred interest expense
Leucadia Credit Agreement	2,168	—
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	26,411	—
Leucadia Credit Agreement issuance fee discount	3,539	—
Convertible Notes	1,384	1,302
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	2,548	—
Leucadia Credit Agreement debt acquisition costs	316	—
Revolving Credit Agreement	—	151
Convertible Notes	302	302
Total interest expense	$44,291	$3,096

The Revolving Credit Agreement was terminated effective January 20, 2015. During the three months ended June 30, 2015 and 2014, our average borrowings under the Revolving Credit Agreement were nil and $47.8 million, respectively, and the weighted average interest rates were nil and 2.66%, respectively. During the three months ended June 30, 2015 and 2014, the average Lucid Promissory Notes outstanding were nil and $9.0 million, respectively. The Lucid Promissory Notes were paid off in December 2014.

Income Taxes

	Three Months Ended June 30,
	2015	2014

	(In thousands, except percentages)
Loss before income taxes	$(155,333)	$(5,150)
Income tax provision (benefit)	$1,559	$(735)
Effective tax rate	(1.0)%	14.3%

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

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $2.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the establishment of a valuation allowance on our deferred tax assets and an increase in the ownership percent of Holdings by Inc. The Company's effective tax rate increases as additional exchanges occur because the portion of Holdings' income attributable to the Corporation increases, and therefore taxable income, increases. The negative tax rate for the three months ended June 30, 2015 reflects the recording of an income tax provision on a book loss. Consistent with the determination made in the first quarter of 2015, the Corporation believes that, given the losses incurred from the SNB action and due to the Leucadia Transaction, it is not more likely than not that it will benefit from the tax deduction attributable to the tax basis step-up for which it owes the members of Holdings under the tax receivable agreement. Additionally, it will not benefit from the tax benefit of the losses incurred. Therefore, we recorded a valuation allowance on our deferred tax assets of $57.3 million due to our assessment that realizability of these assets was not more likely than not.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax was income of $5.7 million for the three months ended June 30, 2015 compared to a loss of $(3.7) million for the three months ended June 30, 2014. The net increase of $9.4 million was primarily driven by (i) $6.6 million of lower depreciation and amortization expense as these expenses ceased upon classification of the businesses as held for sale and (ii) a net gain of $2.0 million related to the sale of FXCMJ in April 2015. These amounts were offset by a loss recorded on held for sale assets of $2.3 million in the three months ended June 30, 2015 due to a decline in the fair value less costs to sell of the assets. The remaining increase is primarily due to an increase in net profit from the V3 business which was acquired in the first quarter of 2014.

Six months ended June 30, 2015

Highlights — Continuing Operations

Total retail trading volumes increased $431 billion, or 29%, to $1,936 billion for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase primarily stems from an increase in volatility. The number of total active retail customer accounts at June 30, 2015 was 177,305, an increase of 18% from June 30, 2014. Total institutional trading volumes increased $227 billion, or 21%, to $1,301 billion for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is primarily driven by an increase in volumes traded on the FastMatch platform.

Revenues from Continuing Operations

Trading revenue decreased by $28.2 million, or 18%, to $128.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue from retail FX trading was down $18.5 million and CFD revenue was down $10.0 million. Revenue from retail FX trading for the six months ended June 30, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and the elimination of payments for order flow, partially offset by revenue from dealing desk execution. Revenue from dealing desk execution was approximately 5.5% of trading revenue for the six months ended June 30, 2015. CFD revenue for the six months ended June 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June.

Net interest revenue of $0.4 million for the six months ended June 30, 2015 was $0.4 million lower than net interest revenue for the six months ended June 30, 2014 as low yields continue to impact this revenue stream.

Other income of $146.9 million for the six months ended June 30, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement. The remaining $1.7 million of other income includes $0.8 million of service fees related to post-sale services provided to FXCMJ.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $0.9 million, or 2%, to $48.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Salary and benefit expense was down $3.5 million primarily due to lower headcount. Stock-based compensation expense was down $3.6 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014. These decreases were largely offset by higher variable compensation expense of $6.2 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015.

Referring broker fees decreased $4.2 million, or 12%, to $30.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in referring broker fees is related to the decrease in trading revenue.

Advertising and marketing expense decreased $5.9 million, or 48%, to $6.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Advertising and marketing spend was curtailed as a result of the events of January 15, 2015.

Communication and technology expense increased $0.8 million, or 4%, to $18.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The net increase is primarily attributable to $1.1 million of higher platform costs for FastMatch and $0.8 million higher computer consulting costs and $0.4 million of higher market data fees, partially offset by $0.8 million lower licensing and maintenance costs and $0.7 million of lower third party platform fees.

Trading costs, prime brokerage and clearing fees decreased $1.5 million, or 41%, to $2.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense decreased $0.4 million to $26.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease of $0.4 million is primarily attributable to (i) a charge of $1.8 million for restitution related to trade execution practices prior to August 2010 recorded in the six months ended June 30, 2014; (ii) a charge of $1.3 million related to a put option payment recorded in the six months ended June 30, 2014; (iii) $0.9 million of lower net expense related to regulatory and customer settlements recorded in the six months ended June 30, 2014; (iv) $0.7 million of lower travel costs; and (v) $0.2 million of lower UK local taxes, partially offset by (vi) $2.3 million of higher professional fees; (vii) $1.6 million of higher bank fees and (viii) $0.7 million of higher U.K. regulatory fees.

Bad debt expense for the six months ended June 30, 2015 was $257.3 million resulting from the events of January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of June 30, 2015, we have recovered approximately $9.4 million, for a net loss after recoveries of $265.7 million. Of this total, $257.3 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense increased $1.2 million, or 10%, to $13.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The $1.2 million increase is primarily attributable to an increase in depreciation expense of $0.1 million, primarily related to capitalized software and licenses, partially offset by lower depreciation related to fully depreciated computer equipment, and an increase of $1.1 million in amortization expense related to intangibles acquired from customer account acquisitions in the second and third quarters of 2014.

Goodwill impairment loss was $9.5 million for the six months ended June 30, 2015. During the first quarter of 2015, we performed an interim impairment evaluation of goodwill due to the events of January 15, 2015. This evaluation resulted in the recording of goodwill impairment losses of $9.5 million primarily due to a reduction in the implied fair value of certain institutional businesses subsequent to January 15, 2015.

Non-operating expenses

Loss on derivative liability — Letter Agreement

As of June 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $486.1 million. We recognized a loss of $392.3 million resulting from the Letter Agreement for the six months ended June 30, 2015 due to the increase in the estimated fair value of the derivative liability from the date of the Letter Agreement.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$12,901	$—
Revolving Credit Agreement	38	544
Lucid Promissory Notes	—	105
Convertible Notes	1,941	1,941
Deferred interest expense
Leucadia Credit Agreement	4,852	—
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	40,687	—
Leucadia Credit Agreement issuance fee discount	5,318	—
Convertible Notes	2,761	2,597
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	3,828	—
Leucadia Credit Agreement debt acquisition costs	475	—
Revolving Credit Agreement	1,444	301
Convertible Notes	605	605
Total interest expense	$74,850	$6,093

The Revolving Credit Agreement was terminated effective January 20, 2015. During the six months ended June 30, 2015 and 2014, our average borrowings under the Revolving Credit Agreement were $2.6 million and $42.5 million, respectively, and the weighted average interest rates were 2.9% and 2.55%, respectively. During the six months ended June 30, 2015 and 2014, the average Lucid Promissory Notes outstanding were nil and $9.4 million, respectively. The Lucid promissory notes were paid off in December 2014.

Income Taxes

	Six Months Ended June 30,
	2015	2014

	(In thousands, except percentages)
Loss before income taxes	$(604,967)	$(5,720)
Income tax provision (benefit)	$181,321	$16
Effective tax rate	(30.0)%	(0.3)%

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

Our income tax provision increased $181.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the establishment of a valuation allowance on significantly all of our deferred tax assets. The negative tax rate for the six months ended June 30, 2015 reflects the recording of an income tax provision on a book loss.  During the first quarter of 2015, the Corporation determined that, given the losses incurred from the SNB action and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which it owes the members of Holdings under the tax receivable agreement. Additionally, it would not benefit from the tax benefit of the losses incurred. Therefore, we recorded a valuation allowance on our deferred tax assets of $404.0 million due to our assessment that realizability of these assets was not more likely than not.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax was a loss of $(92.9) million for the six months ended June 30, 2015 compared to income of $0.4 million for the six months ended June 30, 2014. The net decrease of $93.4 million was primarily driven by (i) goodwill impairment losses of $54.9 million recorded in the first quarter of 2015, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15 and (iii) an intangible asset impairment charge of $5.4 million recorded in the first quarter of 2015 included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. We also recorded a loss on classification as held for sale of $28.8 million due to our determination in the first quarter of 2015 that the fair value less costs to sell would not exceed the carrying value of the assets and a decline in the fair value less costs to sell of the assets during the second quarter of 2015. These amounts were offset by a net gain of $2.0 million related to the sale of FXCMJ in April 2015.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of June 30, 2015, we had cash and cash equivalents of $260.9 million, including $43.9 million classified as a component of assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for the Company's regulated entities, as of June 30, 2015:

	As of June 30, 2015
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$28.9	$57.5	$28.6
Forex Capital Markets Limited	U.K.	29.0	83.7	54.7
FXCM Asia Limited	Hong Kong	8.0	19.1	11.1
FXCM Australia, Ltd.	Australia	0.8	2.8	2.0
ODL Group Limited	U.K.	1.2	10.5	9.3
FXCM Securities Limited	U.K.	0.7	5.9	5.2
Lucid Markets LLP	U.K.	3.3	18.9	15.6

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

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Period Ended June 30, 2015 and 2014

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Cash used in operating activities	$(276,782)	$(30)
Cash provided by (used in) investing activities	40,276	(39,036)
Cash provided by financing activities	158,993	18,557
Effect of foreign currency exchange rate changes on cash and cash equivalents	(410)	4,027
Net decrease in cash and cash equivalents	(77,923)	(16,482)
Cash and cash equivalents – end of period	$260,891	$348,763

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Depreciation and amortization	$12,359	$13,163
Equity-based compensation	$1,494	$1,564
Deferred tax expense (benefit)	$5,663	$(188)
Goodwill impairment losses	$76,334	$—
Impairment losses on held for sale assets	$7,330	$—
Gain on Faros Follow-on Payment	$—	$(3,672)
Loss on equity method investments, net	$(501)	$(367)
Purchases of office, communication and computer equipment, net	$193	$2,394
Proceeds from sale of office, communication and computer equipment	$499	$—

Operating Activities

Details of cash used in operating activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2015	2014
EBITDA and Other Adjustments(1)	$(107,749)	$27,039
Non-cash equity-based compensation	3,031	6,700
Non-cash — reduction in tax receivable agreement liability	(145,224)	—
Net interest payments	(14,921)	(2,578)
Cash paid for taxes	(47)	(402)
All other, net, including net current assets and liabilities	(11,872)	(30,789)
Net cash used in operating activities	$(276,782)	$(30)
____________________________________
(1) See Non-GAAP Financial Measures

Cash used in operating activities increased $276.8 million to net cash used in operating activities of $276.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is primarily attributable to the net losses we experienced from customer debit balances of $265.7 million resulting from the events of January 15, 2015, an increase in interest payments of $12.3 million primarily related to the Leucadia Transaction and an increase in vendor deposits of approximately $9.6 million. Cash used in operating activities for the six months ended June 30, 2014 included $16.6 million restitution and penalty payments related to trade execution practices of UK and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2015	2014
Purchases of office, communication and computer equipment, net	$(8,788)	$(11,328)
Proceeds from sale of office, communication and computer equipment	499	—
Acquisition of business, net of cash acquired	—	(21,791)
Purchase of intangible assets	—	(4,417)
Proceeds from (issuance of) notes receivable	1,500	(1,500)
Proceeds from business disposition, net of cash	47,065	—
Net cash provided by (used in) investing activities	$40,276	$(39,036)

Cash provided by investing activities of $40.3 million during the six months ended June 30, 2015 consisted primarily of $47.1 million of net proceeds from the sale of FXCMJ and proceeds of $1.5 million from the collection of notes receivable, offset by $8.8 million of net capital expenditures. The capital expenditures were primarily for capitalized software.

Cash used in investing activities of $39.0 million during the six months ended June 30, 2014 consisted primarily of $19.5 million for the V3 acquisition, $11.3 million of capital expenditures, $4.4 million payment to FXDD for the acquisition of customer accounts, and $2.3 million pay down of the Lucid Promissory Notes issued in connection with the Lucid June 2012 acquisition.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2015	2014
Distributions to non-controlling members	$(11,819)	$(4,281)
Contributions from other non-controlling members	—	2,463
Dividends paid	—	(5,502)
Proceeds from exercise of stock options	—	1,521
Common stock repurchases	—	(644)
(Payments on) borrowings under Revolving credit agreement	(25,000)	25,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Leucadia Credit Agreement	(81,633)	—
Debt acquisition costs — Leucadia Credit Agreement	(1,876)	—
Proceeds from issuance of stock options	321	—
Net cash provided by financing activities	$158,993	$18,557

During the six months ended June 30, 2015, distributions of $11.8 million primarily included distributions of $11.4 million made to other non-controlling interests. Due to the loss incurred on January 15, 2015, Holdings does not anticipate making distributions to its non-controlling members or FXCM Inc. in the foreseeable future, nor does FXCM Inc. expect to pay dividends to its Class A common stockholders in the foreseeable future. During the six months ended June 30, 2014, we made distributions of $4.3 million to non-controlling members and paid dividends of $5.5 million to Class A common stockholders.

During the six months ended June 30, 2015, the outstanding borrowings under the Revolving credit agreement of $25.0 million were paid and the agreement was terminated. During the six months ended June 30, 2015, we received net proceeds from the Leucadia Transaction of $279.0 million and made principal payments of $81.6 million. In addition, we paid debt acquisition costs of $1.9 million related to the Leucadia Transaction.

During the six months ended June 30, 2015, we entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase shares of the Corporation’s Class A common stock. The option was determined to have a fair value on the date of issuance of $0.3 million.

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

During the six months ended June 30, 2015, we paid $81.6 million of principal, of which $10.0 million was applied to the deferred financing fee, and $12.9 million in interest to Leucadia.

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

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next $500 million *	90%	10%
All aggregate amounts thereafter	60%	40%

* Per the Letter Agreement, this amount was initially set at a range of $500 million to $680 million. As a result of the prepayments made by the Company through April 16, 2015, this amount is $500 million.

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

As of June 30, 2015 and December 31, 2014, Holdings’ outstanding balance under the Revolving Credit Agreement was nil and $25.0 million.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, was 0 and $1.5 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $0.8 million, for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was nil and $2.6 million, respectively, and the weighted average interest rates were nil and 2.9%, respectively. During the three and six months ended June 30, 2014 the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $47.8 million and $42.5 million, respectively, and the weighted average interest rates were 2.66% and 2.55%, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments at June 30, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$39,207	$2,959	$12,940	$6,765	$16,543
Leucadia Credit Agreement (1,2)	288,184	15,828	272,356	—	—
Convertible Notes	184,144	1,941	182,203	—	—
Deferred payment for customer accounts acquisition	6,000	1,006	4,994	—	—
Tax Receivable Agreement (3)	149,056	—	—	—	149,056
Vendor obligations	157	102	55	—	—
Total	$666,748	$21,836	$472,548	$6,765	$165,599
____________________________________
(1) Less than one year reflects prepayments through July 31, 2015
(2) Interest based on the stated step-up coupon rate taking into consideration account prepayments through July 31, 2015
(3) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

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

2.
Compensation Expense/Lucid Minority Interest.  Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided within discontinued operations. Adjustments have been made to eliminate this allocation of Lucid's earnings attributable to non-controlling members. We believe that this elimination provides a more meaningful view of our operating expenses and our economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by us.

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

5.
SNB Costs. Adjustments have been made to eliminate certain costs/income (including the net losses associated with client debit balances, costs related to the implementation of a Stockholder Rights Plan and adjustments to the Corporation's tax receivable agreement contingent liability) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Loss on derivative liability — Letter Agreement. An adjustment has been made to eliminate the increase in value of the Leucadia Letter Agreement, a component of the financing package provided by Leucadia, which is treated as a derivative under U.S. GAAP.  Management believes adjusting for activity related to this line item provides a more meaningful view of our operating performance.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Three Months Ended June 30,
	2015			2014
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(156,892)	$5,665	$(151,227)	$(4,415)	$(3,740)	$(8,155)
EBITDA and Other Adjustments
Depreciation and amortization	6,800	—	6,800	6,523	6,599	13,122
Interest on borrowings	44,291	—	44,291	3,096	—	3,096
Loss on derivative liability — Letter Agreement(2)	99,867	—	99,867	—	—	—
Goodwill and held for sale impairments	—	2,300	2,300	—	—	—
Gain on completed dispositions	—	(1,978)	(1,978)	—	—	—
Income tax provision (benefit)	1,559	727	2,286	(735)	(12)	(747)
EBITDA and Other Adjustments	(4,375)	6,714	2,339	4,469	2,847	7,316
Adjustments
Compensation and benefits(3)	—	—	—	2,232	—	2,232
Allocation of net income to Lucid members for services provided(4)	—	1,981	1,981	—	2,315	2,315
General and administrative(5)	1,198	—	1,198	1,544	—	1,544
Bad debt expense(6)	388	—	388	—	—	—
Adjusted EBITDA	$(2,789)	$8,695	$5,906	$8,245	$5,162	$13,407
________________________________________________________

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP.
(2) Represents the elimination of the $99.9 million loss on derivative liability in the three months ended June 30, 2015 related to the value of the Letter Agreement component of the Leucadia Transaction.
(3) Represents the elimination of stock-based compensation associated with the IPO of $2.2 million in the three months ended June 30, 2014.
(4) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes.
(5) Represents the expense related to legal fees resulting from the January 15, 2015 SNB event in the three months ended June 30, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $0.2 million in the three months ended June 30, 2014 and the elimination of a $1.3 million charge related to a put option payment for Online Courses in the three months ended June 30, 2014.
(6) Represents the net bad debt expense related to client debit balances associated with the January 15, 2015 SNB event.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Six Months Ended June 30,
	2015			2014
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(786,288)	$(92,933)	$(879,221)	$(5,736)	$426	$(5,310)
EBITDA and Other Adjustments
Depreciation and amortization	13,820	12,359	26,179	12,589	13,163	25,752
Interest on borrowings	74,850	—	74,850	6,093	—	6,093
Loss on derivative liability — Letter Agreement(2)	392,296	—	392,296	—	—	—
Goodwill and held for sale impairments	9,513	83,664	93,177	—	—	—
Gain on completed dispositions	—	(1,978)	(1,978)	—	—	—
Income tax provision	181,321	5,627	186,948	16	488	504
EBITDA and Other Adjustments	(114,488)	6,739	(107,749)	12,962	14,077	27,039
Adjustments
Net revenues(3)	(145,224)	—	(145,224)	—	(3,672)	(3,672)
Compensation and benefits(4)	—	—	—	4,134	272	4,406
Allocation of net income to Lucid members for services provided(5)	—	4,667	4,667	—	5,288	5,288
Communication and technology(6)	—	—	—	—	206	206
General and administrative(7)	3,035	—	3,035	4,581	163	4,744
Bad debt expense(8)	257,303	8,408	265,711	—	—	—
Adjusted EBITDA	$626	$19,814	$20,440	$21,677	$16,334	$38,011
____________________________________

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP.
(2) Represents the elimination of the $392.3 million loss on derivative liability in the six months ended June 30, 2015 related to the value of the Letter Agreement component of the Leucadia Transaction.
(3) Represents the elimination of a $145.2 million non-cash benefit in the three months ended March 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero and the elimination of a $3.7 million benefit recorded to reduce the contingent consideration related to the Faros acquisition in the three months ended March 31, 2014.
(4) Represents the elimination of stock-based compensation associated with the IPO of $4.1 million in the six months ended June 30, 2014 and the elimination of V3 acquisition costs of $0.3 million in the three months ended March 31, 2014.

(5) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes.
(6) Represents the elimination of V3 acquisition costs in the three months ended March 31, 2014.
(7) Represents the elimination of the expense related to the Stockholder Rights Plan and the legal fees resulting from the January 15, 2015 SNB event of $3.0 million in the six months ended June 30, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $2.7 million in the six months ended June 30, 2014, the elimination of V3 acquisition costs of $0.5 million in continuing operations and $0.2 million in discontinued operations in the three months ended March 31, 2014 and the elimination of a $1.3 million charge related to a put option payment for Online Courses in the three months ended June 30, 2014.
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

As of June 30, 2015, 11.3% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in Euros, 2.0% in British pounds and 1.2% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $3.0 million in the case of Euros and $0.5 million for British pounds.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at June 30, 2015, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $4.8 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the six months ended June 30, 2015 and 2014, we incurred $0.6 million (excluding the events of January 15, 2015) and $0.4 million, respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at June 30, 2015, assuming a 10% reduction in the EUR and no market liquidity (i.e., counterparties halt trading EUR), we estimate clients holding long EUR positions would incur debit balances of approximately $21 million.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2015, our exposure to our largest institutional counterparties, all major global banking institutions, was 33.8% of total assets and the single largest within the group was 11.5% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of June 30, 2015, our net unhedged exposure to CFD customer positions was 5.52% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of June 30, 2015 would result in a $8.4 million increase in pre-tax loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of June 30, 2015, our net unhedged exposure to FX customer positions was 6.50% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of June 30, 2015 would result in a $9.9 million increase in pre-tax loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended June 30, 2015 was $15.5 million and the maximum intra-day gross position was $79.1 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in an $7.9 million increase in consolidated pre-tax loss.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2015, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 14.3% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2015, we had $70.7 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $187.9 million of capital on a consolidated basis.

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC, KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies.  On February 7, 2014, US filed motions to compel arbitration in New York based on the mandatory forum selection clause and arbitration agreement in its Client Agreement with Revelation. The trial court denied the motions.  On April 16, 2014, US sought review in the Texas court of appeals. The court of appeals affirmed the trial court’s denial of US's motions by order dated December 31, 2014. In February 2015, US filed for review in the Texas Supreme Court.  The Texas Supreme Court has ordered the parties to file briefs on the merits. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. US is in the process of preparing a responsive pleading.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. The Court is currently in the process of selecting a lead plaintiff among several applicants.  The Company intends to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between zero and $6.0 million as of June 30, 2015.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The risk described below and the risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

(b) Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended June 30, 2015.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of June 30, 2015, we have repurchased 5.1 million shares for $64.2 million under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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

FXCM INC.

Date:	August 7, 2015	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)