Form 10-Q
period 2015-09-30
FXCM Inc.
filed 2015-11-06
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 4, 2015, there were 5,372,666 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 27 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2015

i

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	September 30, 2015	December 31, 2014

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$186,369	$256,887
Cash and cash equivalents, held for customers	713,204	901,227
Due from brokers	24,007	9,772
Accounts receivable, net	13,894	7,209
Deferred tax asset	—	9,065
Tax receivable	2,626	1,381
Current assets held for sale	357,894	548,506
Total current assets	1,297,994	1,734,047
Deferred tax asset	—	172,619
Office, communication and computer equipment, net	37,335	39,028
Goodwill	28,656	39,242
Other intangible assets, net	15,787	15,338
Notes receivable	7,881	9,381
Other assets	17,512	14,829
Noncurrent assets held for sale	—	362,943
Total assets	$1,405,165	$2,387,427
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Customer account liabilities	$713,204	$901,227
Accounts payable and accrued expenses	48,635	35,189
Revolving credit agreement	—	25,000
Due to brokers	60	15,983
Due to related parties pursuant to tax receivable agreement	—	5,352
Current liabilities held for sale	84,057	455,915
Total current liabilities	845,956	1,438,666
Deferred tax liability	944	1,698
Senior convertible notes	155,758	151,578
Credit Agreement	145,330	—
Due to related parties pursuant to tax receivable agreement	—	145,224
Derivative liability — Letter Agreement	348,531	—
Other liabilities	16,294	5,957
Noncurrent liabilities held for sale	—	1,288
Total liabilities	1,512,813	1,744,411
Commitments and Contingencies (See Note 14)
Stockholders’ (Deficit) Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,372,666(1) and 4,788,996(1) shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	54	48
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 27 and 34 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital(1)	273,313	274,139
(Accumulated deficit) retained earnings	(426,600)	22,379
Accumulated other comprehensive income (loss)	570	(11,879)
Total stockholders’ (deficit) equity, FXCM Inc.	(152,662)	284,688
Non-controlling interests	45,014	358,328
Total stockholders’ (deficit) equity	(107,648)	643,016
Total liabilities and stockholders’ (deficit) equity	$1,405,165	$2,387,427
(1) Adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands, except per share data)
Revenues
Trading revenue	$56,247	$88,696	$184,672	$245,294
Interest income	494	519	1,232	1,493
Brokerage interest expense	(212)	(174)	(589)	(370)
Net interest revenue	282	345	643	1,123
Other income	3,053	2,344	149,969	2,889
Total net revenues	59,582	91,385	335,284	249,306
Operating Expenses
Compensation and benefits	23,948	23,317	72,444	72,680
Referring broker fees	13,032	20,735	43,702	55,652
Advertising and marketing	4,116	4,067	10,416	16,226
Communication and technology	7,312	10,451	26,072	28,446
Trading costs, prime brokerage and clearing fees	847	2,394	2,947	5,946
General and administrative	12,861	14,872	39,234	41,678
Bad debt expense	—	—	257,303	—
Depreciation and amortization	7,316	7,917	21,136	20,506
Goodwill impairment loss	—	—	9,513	—
Total operating expenses	69,432	83,753	482,767	241,134
Operating (loss) income	(9,850)	7,632	(147,483)	8,172
Other Income (Expense)
Gain (loss) on derivative liability — Letter Agreement	137,566	—	(254,730)	—
Loss on equity method investments, net	111	137	299	304
Interest on borrowings	28,974	3,028	103,824	9,121
Income (loss) from continuing operations before income taxes	98,631	4,467	(506,336)	(1,253)
Income tax provision	295	1,350	181,616	1,366
Income (loss) from continuing operations	98,336	3,117	(687,952)	(2,619)
Income (loss) from discontinued operations, net of tax	18,018	(357)	(74,915)	69
Net income (loss)	116,354	2,760	(762,867)	(2,550)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	39,038	1,538	(274,650)	1,756
Net income (loss) attributable to other non-controlling interests	3,667	(1,170)	(39,238)	(5,697)
Net income (loss) attributable to FXCM Inc.	$73,649	$2,392	$(448,979)	$1,391

Income (loss) from continuing operations attributable to FXCM Inc.	$64,302	$1,956	$(427,909)	$(1,431)
Income (loss) from discontinued operations attributable to FXCM Inc.	9,347	436	(21,070)	2,822
Net income (loss) attributable to FXCM Inc.	$73,649	$2,392	$(448,979)	$1,391

Weighted average shares of Class A common stock outstanding:(1)
Basic	5,313	4,296	4,968	4,011
Diluted	5,313	4,382	4,968	4,011

Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc.:(1)
Basic:
Continuing operations	$12.10	$0.46	$(86.13)	$(0.36)
Discontinued operations	1.76	0.10	(4.24)	0.70
Basic net income (loss) attributable to FXCM Inc.	$13.86	$0.56	$(90.37)	$0.34

Diluted:
Continuing operations	$12.10	$0.45	$(86.13)	$(0.36)
Discontinued operations	1.76	0.10	(4.24)	0.70
Diluted net income (loss) attributable to FXCM Inc.	$13.86	$0.55	$(90.37)	$0.34

Dividends declared per common share(1)	$—	$0.60	$—	$1.80
(1) Adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Amounts in thousands)
Net income (loss)	$116,354	$2,760	$(762,867)	$(2,550)
Other comprehensive (loss) income
Foreign currency translation loss	(2,239)	(8,366)	(3,121)	(3,643)
Realization of cumulative translation adjustment	—	—	23,407	—
Income tax (benefit) expense	—	(58)	—	108
Other comprehensive (loss) income, net of tax	(2,239)	(8,308)	20,286	(3,751)
Comprehensive income (loss)	114,115	(5,548)	(742,581)	(6,301)
Comprehensive income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	38,244	(2,085)	(266,808)	163
Comprehensive income (loss) attributable to other non-controlling interests	3,668	(1,185)	(39,243)	(5,712)
Comprehensive income (loss) attributable to FXCM Inc.	$72,203	$(2,278)	$(436,530)	$(752)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non-controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital(1)	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Equity (Deficit)
					Shares(1)	Dollars(1)	Shares	Dollars
Balance as of January 1, 2015	$358,328	$22,379	$(11,879)	$274,139	4,788,996	$48	34	$1	$643,016
Net loss	(313,888)	(448,979)	—	—	—	—	—	—	(762,867)
Other comprehensive income, net of tax	7,837	—	12,449	—	—	—	—	—	20,286
Comprehensive (loss) income	(306,051)	(448,979)	12,449	—	—	—	—	—	(742,581)
Class A common stock
Equity-based compensation	1,891	—	—	1,871	—	—	—	—	3,762
Exchange of Holdings Units to Class A common stock	2,889	—	—	(2,895)	583,670	6	(6)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	(1)	—	—
Stock options issued	123	—	—	198	—	—	—	—	321
Distributions — non-controlling members	(12,166)	—	—	—	—	—	—	—	(12,166)
Balance as of September 30, 2015	$45,014	$(426,600)	$570	$273,313	5,372,666	$54	27	$1	$(107,648)
(1) Adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Cash Flows From Operating Activities
Net loss	$(762,867)	$(2,550)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,494	40,793
Equity-based compensation	3,644	10,238
Deferred tax expense	188,175	5,051
Goodwill impairment losses	64,378	—
Impairment losses on held for sale assets	27,820	—
Loss on derivative liability — Letter Agreement	254,730	—
Gain on Faros Follow-on Payment	—	(3,672)
Loss on disposal of fixed assets	—	10
Amortization of deferred bond discount	4,180	3,933
Amortization of deferred financing cost	2,351	1,381
Amortization of original issue discount — Credit Agreement	55,373	—
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	13,183	—
Loss on equity method investments, net	1,121	910
Gain on business dispositions	(14,427)	—
Transaction costs associated with business dispositions	(6,693)	—
Due to related parties pursuant to tax receivable agreement	(145,224)	(360)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	271,231	(140,468)
Restricted time deposits	—	(9,120)
Trading securities	—	(633)
Due from brokers	(8,300)	(27,510)
Accounts receivable, net	2,471	(1,393)
Tax receivable, net	(1,099)	(5,160)
Other assets	(4,092)	(960)
Customer account liabilities	(270,403)	141,519
Accounts payable and accrued expenses	6,379	(13,829)
Other liabilities	6,254	436
Payments for tax receivable agreement	(5,352)	(3,707)
Due to brokers	(16,232)	(7,736)
Securities sold, not yet purchased	(530)	3,815
Foreign currency remeasurement (loss) gain	(682)	345
Net cash used in operating activities	(301,117)	(8,667)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(13,571)	(16,320)
Proceeds from sale of office, communication and computer equipment	499	—
Purchase of intangible assets	—	(9,789)
Acquisition of business, net of cash acquired	—	(21,791)
Proceeds from (issuance of) notes receivable	1,500	(1,500)
Proceeds from business dispositions, net of cash	52,155	—
Net cash provided by (used in) investing activities	40,583	(49,400)
Cash Flows From Financing Activities
Distributions to non-controlling members	(12,166)	(4,281)
Contributions from other non-controlling members	—	2,540
Dividends paid	—	(8,258)
Proceeds from exercise of stock options	—	3,608
Common stock repurchases	—	(644)
(Payments on) borrowings under Revolving credit agreement	(25,000)	30,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Credit Agreement	(107,139)	—
Debt acquisition costs — Credit Agreement	(1,876)	—
Proceeds from issuance of stock options	321	—
Net cash provided by financing activities	133,140	22,965
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,629)	(3,413)
Net decrease in cash and cash equivalents	(129,023)	(38,515)
Cash and cash equivalents
Beginning of year	338,814	365,245
End of period	$209,791	$326,730

FXCM Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash (received) paid for taxes	$(135)	$407
Cash paid for interest	$22,222	$2,762
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$2,889	$6,328
Notes receivable credited towards consideration for acquisition of business	$—	$11,942
Notes issued for non-controlling interest	$—	$8,279
Deferred payment for purchase of intangible assets	$6,000	$—
Proceeds receivable from business disposition	$11,524	$—
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$—	$795
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$12,359	$20,287
Equity-based compensation	$1,494	$2,447
Deferred tax expense	$5,321	$263
Goodwill impairment losses	$54,865	$—
Impairment losses on held for sale assets	$27,820	$—
Gain on business dispositions	$14,427	$—
Transaction costs associated with business dispositions	$(6,693)	$—
Gain on Faros Follow-on Payment	$—	$3,672
Loss on equity method investments, net	$821	$606
Purchases of office, communication and computer equipment, net	$240	$2,759
Proceeds from sale of office, communication and computer equipment	$499	$—
Acquisition of business, net of cash acquired	$—	$(21,791)
Proceeds from business dispositions, net of cash	$52,155	$—

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

Discontinued Operations

During the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd. and the equity trading business of FXCM Securities Limited. The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and the Company's equity interest in FastMatch, Inc. ("FastMatch"). In April 2015, the Company completed the sale of FXCM Japan Securities Co., Ltd. and Faros Trading LLC. In September 2015, the Company completed the sale of FXCM Asia Limited. The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses by the first quarter of 2016.  As a result, these businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

Reverse Stock Split

On September 29, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split"), as authorized at a special meeting of stockholders held on September 21, 2015. The Reverse Stock Split became effective at the opening of trading on the NYSE on October 1, 2015 (the "Effective Date"). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares was not material.

All references in this Quarterly Report to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of Class A common stock to additional paid-in capital.

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

As indicated above, in January 2015, Holdings transferred its interest in its operating subsidiaries to Newco, a wholly-owned subsidiary of Holdings formed in connection with the Leucadia Transaction. The Leucadia Transaction provided the financing needed in order for the operating subsidiaries of Holdings and Newco to maintain compliance with regulatory capital requirements and continue operations.  The Company determined that Newco is a VIE and concluded that Holdings is the primary beneficiary of Newco since Holdings has the ability to direct the activities of Newco that most significantly impact

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Newco’s economic performance and the obligation to absorb losses of Newco or the right to receive benefits from Newco that could be significant to Newco. As a result, Holdings consolidates the financial results of Newco.

The Company’s condensed consolidated financial statements include the following other significant subsidiaries of Holdings:

FXCM Newco, LLC	(“Newco”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited**	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited	(“FSL”)
FXCM Japan Securities Co., Ltd.*	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC*	(“Faros”)
V3 Markets, LLC	(“V3”)

* Sold by the Company in April 2015
** Sold by the Company in September 2015

Net income or loss attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015), V3 and other consolidated entities. Net income or loss attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4). Net income or loss attributable to the non-controlling interests in Faros and V3 represents the portion of earnings or loss attributable to the 49.9% economic interests held by the non-controlling members of Faros (prior to the sale of Faros' operations in the second quarter of 2015) and V3. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.

Non-controlling interests in the condensed consolidated statements of financial condition represent the portion of equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities. The allocation of equity to non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity. The Company no longer holds its controlling interest in Faros as a result of the sale of Faros' operations in the second quarter of 2015.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the condensed consolidated statements of operations. For the Company's equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale in the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

condensed consolidated statements of financial condition and earnings or losses are included in the determination of Income or loss from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 6).

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Accounting Pronouncement Adopted in 2015

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU No. 2014-08, a discontinued operation includes the disposal of a major part of an entity’s operations and financial results such as a major line of business, major geographical area of operations, or major equity method investment. ASU No. 2014-08 also raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The Company adopted ASU No. 2014-08 on January 1, 2015 on a prospective basis and applied the guidance to its businesses to be disposed of. Adoption of ASU No. 2014-08 had a material impact on the financial statement presentation and disclosure in the Company’s condensed consolidated financial statements and related notes thereto for all periods presented.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized using the effective interest method. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU No. 2015-15 clarifies the guidance in ASU No. 2015-03 regarding the treatment of debt issuance costs related to line-of-credit arrangements. According to ASU No. 2015-15, the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing those costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The guidance in these updates is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. Upon adoption, an entity is required to apply the new guidance retrospectively to all prior periods presented in the financial statements and provide certain disclosures about the change in accounting principle. The Company expects to adopt this guidance retrospectively beginning January 1, 2016 and is currently evaluating the impact it will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. ASU No. 2015-02 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The guidance allows for either a modified retrospective approach or full retrospective application. The Company expects to adopt this guidance beginning January 1, 2016 and is currently evaluating the impact, if any, it will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The new revenue standard establishes principles for recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and allows for either the full retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard by one year. The new effective date is annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. The updated standard is effective for the Company's first quarter of 2018. The Company is currently evaluating the new guidance and has not yet selected a transition method or determined the impact that adoption of the new standard will have on its consolidated financial statements.

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

Changes in the non-controlling and the Corporation's interests in Holdings for the nine months ended September 30, 2015 are as follows:

	Controlling Units*	Non- Controlling Units*	Total Units*	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2015	4,788,996	3,445,767	8,234,763	58.1%	41.9%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	583,670	(583,670)	—	7.1%	(7.1)%	—%
Balance as of September 30, 2015	5,372,666	2,862,097	8,234,763	65.2%	34.8%	100.0%
* Adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
Lucid, V3 and Other Non-Controlling Interests

The Company owns controlling interests in Lucid, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company. The Company no longer holds a controlling interest in Faros as a result of the sale of Faros' operations in the second quarter of 2015.

Note 4. Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank ("SNB") releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain retail and institutional businesses in order to pay down the Leucadia debt. The retail businesses are HK, FXCMJ and the equity trading business of FSL. The institutional businesses are Faros, Lucid, V3 and the Company's equity interest in FastMatch. In April 2015, the Company completed the sales of FXCMJ and Faros. In September 2015, the Company completed the sale of HK. The remaining businesses are being actively marketed and the Company expects to complete the disposition of these businesses by the first quarter of 2016.

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the condensed consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale at September 30, 2015. Accordingly, the assets and liabilities of these businesses have been reclassified to assets and liabilities held for sale in the condensed consolidated statements of financial condition at September 30, 2015, with similar reclassification of the previously reported amounts.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015, with similar reclassification of the previously reported amounts.

Completed dispositions

On April 1, 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which includes a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain is included in the condensed consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income will be amortized into other income over the nine-month period ending December 31, 2015.  The Company recorded other income for these transitional services of $0.8 million and $1.6 million for the three and nine months ended September 30, 2015, respectively. The terms of the services agreement were finalized during the third quarter of 2015 and provide for the Company to receive a monthly fee for such services beginning January 1, 2016 for a minimum period of nine months.

On April 9, 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three and nine months ended September 30, 2015.

On September 11, 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain of approximately $12.4 million related to the sale which is included in the condensed consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income will be amortized into other income over the nine-month period following the date of sale.  For the three months ended September 30, 2015, the Company recorded $0.1 million of other income for these transitional services. Beginning nine months after the date of sale, the Company will receive a monthly fee for such services for a minimum period of nine months.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and nine months ended September 30, 2015 and 2014, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Trading revenue	$13,386	$23,547	$60,154	$71,282
Interest income	29	118	247	400
Brokerage interest expense	(29)	(25)	(100)	(89)
Net interest revenue	—	93	147	311
Other income	1,430	1,122	4,802	8,183
Total net revenues	14,816	24,762	65,103	79,776
Operating Expenses
Compensation and benefits	731	4,255	11,532	13,603
Allocation of net income to Lucid members for services provided	2,249	1,483	6,916	6,771
Total compensation and benefits	2,980	5,738	18,448	20,374
Referring broker fees	—	263	208	963
Advertising and marketing	15	1,004	736	2,426
Communication and technology	2,061	2,983	6,528	9,238
Trading costs, prime brokerage and clearing fees	4,178	5,627	14,716	18,311
General and administrative	978	2,347	4,215	7,220
Bad debt expense	—	—	8,408	—
Depreciation and amortization	—	7,124	12,359	20,287
Goodwill impairment loss	—	—	54,865	—
Total operating expenses	10,212	25,086	120,483	78,819
Operating income (loss)	4,604	(324)	(55,380)	957
Other Expense
Loss on equity method investments, net	320	239	821	606
Income (loss) from discontinued operations before income taxes	4,284	(563)	(56,201)	351
Gain on completed dispositions	12,449	—	14,427	—
Gain (loss) on classification as held for sale before income taxes	979	—	(27,820)	—
Total income (loss) from discontinued operations before income taxes*	17,712	(563)	(69,594)	351
Income tax (benefit) provision	(306)	(206)	5,321	282
Income (loss) from discontinued operations, net of tax	$18,018	$(357)	$(74,915)	$69
* Total income (loss) from discontinued operations before income taxes attributable to FXCM Inc. was $9.1 million and $(19.8) million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $3.6 million for the three and nine months ended September 30, 2014, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of September 30, 2015 and December 31, 2014, with amounts in thousands:

	As of
	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$23,422	$81,927
Cash and cash equivalents, held for customers	67,369	430,496
Restricted time deposits (1)	—	8,341
Due from brokers (2)	20,595	27,552
Accounts receivable, net	4,520	3,272
Deferred tax asset	—	7,937
Tax receivable	340	1,065
Office, communication and computer equipment, net	5,815	9,166
Goodwill	223,870	284,645
Other intangible assets, net	27,379	42,229
Other assets (3) (4)	12,404	14,819
Loss recognized on classification as held for sale	(27,820)	—
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$357,894	$911,449	**

Liabilities
Customer account liabilities	$67,369	$430,496
Accounts payable and accrued expenses (5)	12,901	20,850
Due to brokers (6)	21	330
Securities sold, not yet purchased	3,710	4,239
Deferred tax liability	—	1,137
Other liabilities	56	151
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$84,057	$457,203	**
____________________________________
** Amounts as of December 31, 2014 are classified as current and noncurrent on the condensed consolidated statement of financial condition.

(1) The time deposits, initially established in July 2014, secured a letter of guarantee on behalf of FXCMJ. The time deposits remained unwithdrawn and were terminated in connection with the sale of FXCMJ in April 2015.

(2) Includes as of September 30, 2015 and December 31, 2014: a) derivative assets, net of $0.1 million and $0.6 million, respectively; b) Unsettled spot FX of $0.4 million and $4.9 million, respectively; c) Unsettled common stock of $3.0 million and $3.7 million, respectively; and d) Excess cash collateral of $17.1 million and $18.3 million, respectively.

(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in the Chicago Mercantile and Intercontinental exchanges and provide the Company with the right to conduct business on the exchanges. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. In April 2015, the Company sold all of its shares owned in the Intercontinental exchange and recognized a gain of $0.1 million which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the nine months ended September 30, 2015. There were no exchange membership impairments as of September 30, 2015 or December 31, 2014. The cost of ownership interests and shares owned was $2.7 million and $3.0 million, respectively, at September 30, 2015 and $2.7 million and $3.7 million, respectively, at December 31, 2014.

(4) Includes as of September 30, 2015 and December 31, 2014 the aggregate carrying values of the Company's equity interests in FastMatch and the V3-related LLC of $6.1 million and $6.9 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

(5) Includes as of both September 30, 2015 and December 31, 2014 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $8.9 million.

(6) Comprised of Unsettled spot FX.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three months ended September 30, 2015 and 2014 and was $0.1 million for each of the nine months ended September 30, 2015 and 2014. As of September 30, 2015, there was no reserve against the notes receivable.

In May 2014, the Company loaned $1.5 million to a retail FX provider. The amount borrowed was due in 2017 and bore interest at the rate of 15% per annum, due at the end of each calendar quarter. In February 2015, the principal amount plus accrued interest was repaid to the Company.

Note 6. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.8 million and $3.1 million as of September 30, 2015 and December 31, 2014, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $0.1 million for each of the three months ended September 30, 2015 and 2014 and $0.3 million for each of the nine months ended September 30, 2015 and 2014, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

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

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. As of September 30, 2015, the other members of the LLC have not yet consented to the transfer of the 66.3% non-controlling interest to the Company. Until such consent is received, the Company is only entitled to its share of profits, losses and distributions and the Company does not have any right to participate in the management of the business and affairs of the LLC, including participating in major decisions. Accordingly, the Company’s interest is accounted for using the equity method. As discussed in Note 4, V3, including the Company's equity interest in the V3-related LLC, is classified as a discontinued operation.

The carrying values of the Company's equity interests in FastMatch and the V3-related LLC are included in assets held for sale in the condensed consolidated statements of financial condition. As of September 30, 2015 and December 31, 2014, the carrying values of the Company's equity method investments included in assets held for sale were $6.1 million and $6.9 million, respectively. The Company's share of the income or loss of FastMatch and the V3-related LLC is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. Total loss on equity method investments included in Income (loss) from discontinued operations, net of tax was $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

The Company did not receive any dividend distributions from its equity method investments during the three and nine months ended September 30, 2015 or 2014.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the first quarter primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. No additional impairment of goodwill has been identified as of September 30, 2015. The impairment loss is presented as a separate line item in the condensed consolidated statements of operations and included as a component of Loss from continuing operations for the nine months ended September 30, 2015.

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

Changes in goodwill for the nine months ended September 30, 2015 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2015*	$39,242
Impairment of goodwill	(9,513)
Foreign currency translation and other adjustments	(1,073)
Balance as of September 30, 2015	$28,656

* Goodwill of $284.6 million was transferred to assets held for sale at December 31, 2014 (see Note 4).

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of September 30, 2015 and December 31, 2014, with amounts in thousands:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(19,240)	$16,220	$29,460	$(15,040)	$14,420
Foreign currency translation adjustment	(1,534)	501	(1,033)	(500)	818	318
Total finite-lived intangible assets	$33,926	$(18,739)	$15,187	$28,960	$(14,222)	$14,738
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$34,526	$(18,739)	$15,787	$29,560	$(14,222)	$15,338

In June 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million during the first quarter due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. No additional impairment of intangible assets has been identified as of September 30, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the nine months ended September 30, 2015.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $2.0 million and $5.0 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. Amortization expense related to intangible assets to be disposed of is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of September 30, 2015 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2015	$1,975
2016	7,295
2017	4,055
2018	1,492
2019	370
Thereafter	—
$15,187

Note 9. Earnings per Share

On October 1, 2015, the Company effected a one-for-ten reverse stock split of the Corporation's issued and outstanding Class A common stock (see Note 1). As a result, all references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for all periods presented, unless otherwise noted.

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's loss from continuing operations for the nine months ended September 30, 2015 and 2014, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for each of these periods.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of FXCM Inc. The option has a strike price of $22.50. For the three and nine months ended September 30, 2015, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 766,823 for each of the three and nine months ended September 30, 2015 and 103,199 and 764,047 for the three and nine months ended September 30, 2014, respectively, were excluded because they were antidilutive under the treasury method.

In June 2012, the Company issued 720,000 shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets") over a three-year term. In accordance with ASC 260, the anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. The shares are considered for inclusion in diluted EPS prior to issuance if all necessary conditions have been satisfied by the end of the period. The Lucid sellers received 120,000 shares in June 2013. The Lucid sellers achieved the Profit Targets for the second anniversary shares during the quarter ended June 30, 2014 and received 300,000 shares in June 2014 which are included in the computation of basic EPS for the three and nine months ended September 30, 2014. The Lucid sellers achieved the Profit Targets for the third anniversary shares during the quarter ended June 30, 2015 and received 300,000 shares in June 2015 which are included in the computation of basic EPS for the three and nine months ended September 30, 2015.

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and nine months ended September 30, 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and nine months ended September 30, 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. Certain members of Holdings exchanged 0.2 million and 0.6 million of their Holdings Units during the three and nine months ended September 30, 2015, respectively, and 14 thousand and 0.1 million of their Holdings Units during the three and nine months ended September 30, 2014, respectively, on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per share of Class A common stock:
Numerator
Income (loss) from continuing operations attributable to FXCM Inc.	$64,302	$1,956	$(427,909)	$(1,431)
Income (loss) from discontinued operations attributable to FXCM Inc.	9,347	436	(21,070)	2,822
Net income (loss) available to holders of Class A common stock	73,649	2,392	(448,979)	1,391
Earnings allocated to participating securities	—	—	—	—
Income (loss) income available to common stockholders	$73,649	$2,392	$(448,979)	$1,391
Denominator
Weighted average shares of Class A common stock(1)	5,313	4,296	4,968	4,011
Add dilutive effect of the following:
Weighted average of Lucid's second anniversary shares issued on June 18, 2014	—	—	—	—
Stock options and RSUs(1),(2)	—	86	—	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock(1)	5,313	4,382	4,968	4,011

Net income (loss) per share of Class A common stock(1):
Basic:
Continuing operations	$12.10	$0.46	$(86.13)	$(0.36)
Discontinued operations	1.76	0.10	(4.24)	0.70
Basic net income (loss) per share of Class A common stock	$13.86	$0.56	$(90.37)	$0.34

Diluted:
Continuing operations	$12.10	$0.45	$(86.13)	$(0.36)
Discontinued operations	1.76	0.10	(4.24)	0.70
Diluted net income (loss) per share of Class A common stock	$13.86	$0.55	$(90.37)	$0.34
____________________________________
(1) Adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
(2) No dilutive effect for the three months ended September 30, 2015 therefore zero incremental shares included for the period.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	September 30, 2015	December 31, 2014
Receivables
Advances to Holdings non-controlling members	$49	$196
Accounts receivable — Lucid non-controlling members	15	799
Accounts receivable — equity method investment	—	1,468
Advances to employees	212	563
Notes receivable and interest — Lucid non-controlling members	8,131	8,013
Total receivables from related parties	$8,407	$11,039

Payables
Guarantee agreement ("Monetary Guaranty")	$—	$7,078
Employees	806	2,009
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	8,938	8,876
Accounts payable — equity method investment	448	—
Tax receivable agreement	—	150,576
Total payables to related parties	$10,192	$168,539

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of September 30, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition are $0.8 million of advances to the Lucid non-controlling members as of December 31, 2014. Advances to the Lucid non-controlling members were not material as of September 30, 2015.

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.4% equity interest (see Note 6). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were nil and $6.3 million for the three and nine months ended September 30, 2015, respectively, and $4.1 million and $8.8 million for the three and nine months ended September 30, 2014, respectively, and are included in Trading revenue in the condensed consolidated statements of operations. Fees paid to FastMatch were nil and $4.3 million for the three and nine months ended September 30, 2015, respectively, and $3.0 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, and are reflected as a component of Communication and technology in the condensed consolidated statements of operations. During the nine months ended September 30, 2015, the Company received $0.2 million from FastMatch for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations.

The Company has also advanced funds for expenses on behalf of FastMatch. At September 30, 2015 and December 31, 2014, Accounts receivable, net in the condensed consolidated statements of financial condition included a receivable from FastMatch of nil and $1.5 million, respectively, for net amounts due from FastMatch. Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 included $0.4 million and nil, respectively, of net amounts due to FastMatch. In connection with the sale of FXCMJ, FXCMJ sold $0.5 million of office, communication and computer equipment to FastMatch during the nine months ended September 30, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

The Company has advanced funds to several employees. The outstanding balances as of September 30, 2015 and December 31, 2014, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three months ended September 30, 2015 and 2014 and was $0.1 million for each of the nine months ended September 30, 2015 and 2014.

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. These fees and commissions were nil and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations. Effective May 4, 2015, UK LTD terminated the foregoing arrangement with Global Finance and Master Capital.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Monetary Guaranty required Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Monetary determined on a counterparty by counterparty basis which was agreed upon by the Company, Monetary and the respective counterparty. As of December 31, 2014, the aggregate amount of margin extended under the Monetary Guaranty was $13.2 million and the Company held cash collateral related to the Monetary Guaranty in the amount $7.1 million, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the condensed consolidated statements of financial condition. The Company terminated the Monetary Guaranty with Monetary effective January 30, 2015. During the three and nine months ended September 30, 2015 and 2014, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. Fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were nil and not material for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and are included in Referring broker fees in the condensed consolidated statements of operations.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $8.9 million as of both September 30, 2015 and December 31, 2014, respectively, and are included in Current liabilities held for sale on the condensed consolidated statement of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the nine months ended September 30, 2015 and 2014, certain members of Holdings exchanged 0.6 million and 0.1 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement (after giving effect to the one-for-ten reverse stock split).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $146.3 million and $150.6 million as of September 30, 2015 and December 31, 2014, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of September 30, 2015, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the nine months ended September 30, 2015 and 2014, payments of $5.4 million and $3.7 million, respectively, were made pursuant to the tax receivable agreement.

Note 11. Net Capital Requirements

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of September 30, 2015 and December 31, 2014, with amounts in millions:

	As of September 30, 2015
	US	UK LTD	Australia	ODL	FSL	Lucid LLP
Capital	$48.3	$78.4	$3.2	$9.1	$5.5	$12.2
Minimum capital requirement	28.9	30.0	0.7	1.3	0.9	2.0
Excess capital	$19.4	$48.4	$2.5	$7.8	$4.6	$10.2

	As of December 31, 2014
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$69.5	$101.6	$31.2	$3.0	$25.5	$40.2	$36.3	$22.8	$0.4
Minimum capital requirement	30.0	29.2	14.8	0.8	3.0	5.2	6.3	3.8	—
Excess capital	$39.5	$72.4	$16.4	$2.2	$22.5	$35.0	$30.0	$19.0	$0.4

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

On January 28, 2015, the Company issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. The Company notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company's master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company made the decision in the second quarter of 2015 to forgive the debit balances of additional retail clients, increasing the total debit balance forgiveness to approximately 97% of clients, and to return certain recoveries totaling approximately $0.1 million, which is reflected in Bad debt expense in the condensed consolidated statements of operations. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 11% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, the Company cannot provide any assurance that it will be successful in recovering any portion of the remaining clients' debit balances. Through the nine months ended September 30, 2015, the Company has recovered $9.4 million.

Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 includes net expense of nil and $257.3 million, respectively, related to the debit balances. Bad debt expense for the nine months ended September 30, 2015 includes the $0.1 million reversal of recoveries noted above as well as $0.3 million reversal of recovery as payment for an option agreement entered into with a customer in the second quarter of 2015 as part of a negative equity balance settlement (see Note 17). Bad debt expense from continuing operations for the nine months ended September 30, 2015 reflects net recoveries of $9.3 million. Bad debt expense included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 includes net expense of nil and $8.4 million related to the debit balances, which reflects recoveries during these periods of nil and $0.1 million, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of September 30, 2015, the Company has paid $107.1 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Company allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method will be used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 39.8%. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which is included in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

At September 30, 2015, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $8.70 (after giving effect to the one-for-ten reverse stock split). This valuation approach incorporates an option pricing model for the allocation of enterprise value between the derivative liability, common stock and convertible debt. Consistent with the prior quarter, the Company believes, as of the valuation date, common stock investors have taken into account the dilutive impact of the Letter Agreement. At the March 31, 2015 valuation date, the Company believed the common stock price had not fully reflected the dilutive impact of the Letter Agreement. As a result, in estimating the fair value of the derivative liability at March 31, 2015, the Company used a combination of valuation approaches that were weighted more significantly toward indications of enterprise value based on the income and market approaches, which resulted in a model-derived implied common stock value of $11.10 (after giving effect to the one-for-ten reverse stock split).

As of September 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $348.5 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decline in the estimated fair value of the derivative liability at September 30, 2015 resulted in a gain of $137.6 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the Company recognized a loss on the derivative liability of $254.1 million. The changes in the estimated fair value of the derivative liability are recorded in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market. In addition, the valuation methods are sensitive to certain key assumptions, such as volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $2.50 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $55.2 million (decrease of approximately $61.1 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $35.3 million (increase of approximately $40.9 million) in this valuation, assuming no other change in any other factors considered.

The balance of the Credit Agreement as of September 30, 2015, was as follows, with amounts in thousands:

As of September 30, 2015
Debt principal	$202,861
Original issue discount	(46,171)
Discount — issuance fee	(6,605)
Deferred financing fee	(4,755)
Debt — net carrying value	$145,330

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Interest expense related to the Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015, consists of the following, with amounts in thousands:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Contractual interest	$7,301	$20,202
Deferred interest	734	5,586
Amortization of original issue discount	14,686	55,373
Amortization of issuance fee discount	1,969	7,287
Amortization of deferred financing fee	1,417	5,245
Amortization of debt acquisitions costs	176	651
Total interest expense — Credit Agreement	$26,283	$94,344

The Company records deferred interest for the difference between the current contractual rate based on the loan terms and the weighted average rate through maturity.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $2.0 million and $7.3 million for the three and nine months ended September 30, 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings for the three and nine months ended September 30, 2015 was $0.2 million and $0.6 million, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the nine months ended September 30, 2015. Unamortized Credit Agreement issuance costs at September 30, 2015 were $0.6 million and are included in Other assets in the condensed consolidated statements of financial condition.

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $1.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively. The deferred financing fee was paid on April 1, 2015.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Debt - (continued)

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was nil and $1.5 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was nil and $1.7 million, respectively, and the weighted average interest rates were nil and 2.92%, respectively. During the three and nine months ended September 30, 2014, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $27.7 million and $37.5 million, respectively, and the weighted average interest rates were 2.90% and 2.68%, respectively.

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

The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares (after giving effect to the one-for-ten reverse stock split) of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62 (after giving effect to the one-for-ten reverse stock split). In addition, following certain corporate transactions that occur prior to the maturity date, the Corporation will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, the Corporation will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $212.40 per share of the Corporation's Class A common stock (after giving effect to the one-for-ten reverse stock split). Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $212.40 per share (after giving effect to the one-for-ten reverse stock split). The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional paid-in capital in stockholders' equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

The balances of the liability and equity components as of September 30, 2015 and December 31, 2014, were as follows, with amounts in thousands:

	As of
	September 30, 2015	December 31, 2014
Liability component — principal	$172,500	$172,500
Deferred bond discount	(16,742)	(20,922)
Liability component — net carrying value	$155,758	$151,578
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated coupon rate	$970	$970	$2,911	$2,911
Amortization of deferred bond discount	1,419	1,335	4,180	3,932
Amortization of debt issuance cost	302	302	907	907
Total interest expense — Convertible Notes	$2,691	$2,607	$7,998	$7,750

The Company incurred $6.0 million of Convertible Notes issuance cost. Unamortized Convertible Notes issuance cost was $3.2 million and $4.1 million at September 30, 2015 and December 31, 2014, respectively, and is included in Other assets on the condensed consolidated statements of financial condition.

Note 14. Commitments and Contingencies

Cybersecurity Incident

In October 2015, the Company reported that it was the victim of a criminal cybersecurity incident involving unauthorized access to customer information. Based on the Company’s investigation to date, FXCM has identified a small number of unauthorized wire transfers from customer accounts; however, all funds have been returned to the appropriate accounts and the customers have been contacted. The Company received an email from a hacker claiming to have unlawful access to customer information. The Company immediately notified the FBI of this threat and is cooperating with the FBI. The Company also immediately launched a full investigation, working with a leading cybersecurity firm, to investigate the cybersecurity incident and protect customer information. The Company, along with the leading cybersecurity firm, is conducting an extensive forensic investigation to determine the scope of the incident and identify affected customers.

While this cybersecurity incident did not have a material impact on the business, cash flows, financial condition and results of operations for the three and nine months ended September 30, 2015, the Company has incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and expects to continue to incur expenses of this nature in future periods. Although the Company is unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Commitments and Contingencies - (continued)

they are incurred. Through the quarter ended September 30, 2015, the Company has incurred $0.2 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The Company maintains insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter.

Guaranty

In July 2015, the Company entered into a continuing guaranty with Citibank, N.A. (the "Guaranty") following the transition of certain institutional customers from the Company to FastMatch (see Note 10). Under the terms of the Guaranty, the Company agrees to indemnify Citibank, N.A. for any liabilities and other amounts that become due and payable by FastMatch for services provided by Citibank N.A. as the intermediating counterparty for trading transactions executed on the FastMatch platform. There is no limitation to the maximum potential future payments under the Guaranty. FastMatch has agreed to indemnify the Company for any losses suffered, however there is no assurance that the Company will be able to recover any or all of the losses under such indemnity. The Guaranty terminated on November 1, 2015, however, it was re-executed on the same terms and will expire on March 1, 2016.

The Company cannot reasonably estimate the maximum potential amount of future payments under the Guaranty and the related provisions described above because it cannot predict when and under what circumstances these provisions may be triggered. There is no liability recorded for the Guaranty on the condensed consolidated statements of financial condition at September 30, 2015.

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

In April 2014 and September 2014, 37% percent and 63% percent, respectively, of the put options were exercised and Holdings remitted payments in the amount of $1.3 million and $2.3 million, respectively. Based on the status (inactive and no assets) of Online Courses, the put option payments resulted in a charge to earnings for the three and nine months ended September 30, 2014 of $2.3 million and $3.6 million, respectively, which is included in General and administrative expense in the condensed consolidated statements of operations.

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

Through its subsidiaries Lucid and V3, the Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. As discussed in Note 4, Lucid and V3 are included in the Company's businesses to be disposed of as of September 30, 2015. Accordingly, the gains or losses on hedge trading in the Company's

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

electronic market making and institutional foreign exchange spot and futures markets are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of September 30, 2015 and December 31, 2014. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of September 30, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$4,429	$76,440	$—	$—
CFD contracts	Due from/Due to brokers (2)	134	181,480	9	35,352
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	2,457	402,962	8,661	1,109,179
Total derivatives, gross		$7,020	$660,882	$8,670	$1,144,531
Netting agreements and cash collateral netting		(6,654)		(8,670)
Total derivatives, net		$366		$—
____________________________________
(1) As of September 30, 2015, the aggregate fair values of derivative assets and liabilities, gross related to discontinued operations is $6.7 million and $8.6 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $6.6 million and $8.6 million, respectively.

(2) As of September 30, 2015, the aggregate fair values of derivative assets and liabilities, gross related to continuing operations is $0.3 million and $0.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.1 million and $0.1 million, respectively.

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

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Exchange traded options (5)	$6,049	$(5,916)	$5,320	$14,002
CFD contracts (6)	3,216	—	(2,131)	—
Futures contracts (7)	5,053	(21,181)	43,115	(7,428)
OTC options (5)	—	(777)	1,086	(394)
Total	$14,318	$(27,874)	$47,390	$6,180
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $7.5 million and $25.8 million for the three and nine months ended September 30, 2015, respectively, and $(33.0) million and $(12.2) million for the three and nine months ended September 30, 2014, respectively.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2015
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$4,429	$—	$—	$—	$4,429
CFD contracts	—	134	—	—	134
Futures contracts	2,457	—	—	—	2,457
Netting	—	—	—	(6,654)	(6,654)
Total derivative assets (1)	6,886	134	—	(6,654)	366
Total assets	$6,886	$134	$—	$(6,654)	$366

Financial Liabilities:
Customer account liabilities (2)	$—	$780,573	$—	$—	$780,573
Derivative liabilities:
CFD contracts	—	9	—	—	9
Futures contracts	8,661	—	—	—	8,661
Netting	—	—	—	(8,670)	(8,670)
Total derivative liabilities (1)	8,661	9	—	(8,670)	—
Securities sold, not yet purchased (3)	3,710	—	—	—	3,710
Letter Agreement	—	—	348,531	—	348,531
Total liabilities	$12,371	$780,582	$348,531	$(8,670)	$1,132,814

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

As of September 30, 2015
Valuation Technique	Significant Unobservable Input(s)	Input

Option-Pricing Method	Term (years)	2.7
	Volatility	58.9%
	Risk-free rate	0.8%
	Dividend yield	—%
	Reliance placed on public indication of value	100.0%

The derivative liability, included on the condensed consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $35.3 million (increase of approximately $40.9 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of September 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$24,219	$24,219	$—	$24,219	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	16,963	16,963	—	16,963	—
Equity method investments (4)	8,887	18,359	—	—	18,359
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	5,770	6,325	—	6,325	—
Total assets	$66,774	$76,801	$—	$50,561	$26,240

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$81	$81	$—	$81	$—
Senior convertible notes	155,758	129,377	—	129,377	—
Credit Agreement	145,330	202,861	—	—	202,861
Total liabilities	$301,169	$332,319	$—	$129,458	$202,861

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Restricted time deposits (5)	$8,341	$8,341	$—	$8,341	$—
Due from brokers — unsettled spot FX (4)	14,635	14,635	—	14,635	—
Due from brokers — unsettled common stock (5)	3,730	3,730	—	3,730	—
Due from brokers — excess cash collateral (5)	18,330	18,330	—	18,330	—
Equity method investments (4)	10,007	17,199	—	—	17,199
Notes receivable	9,381	9,381	—	—	9,381
Exchange memberships (5)	6,429	7,802	—	7,802	—
Total assets	$70,853	$79,418	$—	$52,838	$26,580

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	4,645	4,645	—	4,645	—
Revolving credit agreement	25,000	25,000	—	25,000	—
Senior convertible notes	151,578	147,266	—	147,266	—
Total liabilities	$181,223	$176,911	$—	$176,911	$—
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

Senior Convertible Notes

Senior convertible notes are carried at contractual amounts. The fair value of the Senior convertible notes is based on similar recently executed transactions and market price quotations (where observable) obtained from independent brokers.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following table reconciles the opening and ending balance of the recurring fair value measurement categorized as Level 3, which is included in the condensed consolidated statements of financial condition as of September 30, 2015, and identifies the total losses the Company recognized during the nine months ended September 30, 2015, with amounts in thousands:

	As of September 30, 2015
	Beginning Balance	Additions	Net Unrealized Loss	Ending balance
Letter Agreement	$—	$94,436	$254,095	$348,531
Total Level 3 liabilities	$—	$94,436	$254,095	$348,531

The net unrealized loss of $254.1 million is included in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2015.

Note 17. Stockholders' Equity

Stockholder Rights Plan

On January 28, 2015, the Corporation's Board of Directors approved the adoption of a stockholder rights plan (the "Rights Plan") and declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock.

Under the terms of the Rights Plan, rights to purchase one one-hundredth (1/100) of a share of a new Series A Junior Participating Preferred Stock of the Corporation (the "Rights") at a price of $112.00 per one one-hundredth (1/100) of a share were issued at the rate of one right for each outstanding share of the Corporation's common stock held of record on February 9, 2015 (after giving effect to the one-for-ten reverse stock split). Under the terms of the Rights Plan, the Rights will initially trade together with the Corporation's Class A common stock and will not be exercisable. In the absence of further action by the Corporation's Board of Directors, the Rights will generally become exercisable and allow the holder to acquire shares of the Corporation's common stock at a discounted price if (a) a person or group acquires beneficial ownership of 10% or more of the Corporation's outstanding common stock or (b) any person or group commences a tender or exchange offer, the consummation of which would result in such person or group acquiring beneficial ownership of 10% or more of the Corporation's outstanding common stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. As of September 30, 2015, the Company is not aware of the occurrence of any events that would trigger the exercise of the Rights under the Rights Plan.

The issuance of Rights is not a taxable event, did not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and did not change the manner in which the Corporation's Class A common stock is currently traded.

Option Agreement

On April 15, 2015, the Company entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company issued an option to purchase 56,934 shares of the Corporation’s Class A common stock (the “Option”) with an exercise price of $22.50 (after giving effect to the one-for-ten reverse stock split). The Option was exercisable immediately, expires two years from the date of issuance, and includes standard anti-dilution protections. The Option Agreement was entered into as part of a negative equity balance settlement with a customer. The fair value of the Option on the date of issuance was estimated at $0.3 million and was determined using the Black-Scholes-Merton option pricing model.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Stockholders' Equity - (continued)

Reverse Stock Split

On September 29, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split"), as authorized at a special meeting of stockholders held on September 21, 2015. The Reverse Stock Split became effective at the opening of trading on October 1, 2015 (the "Effective Date"). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. All references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of Class A common stock to additional paid-in capital.

Note 18. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Newco's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Newco's operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company’s effective tax rate was 0.3% for the three months ended September 30, 2015 compared to 30.2% for the three months ended September 30, 2014. The Company's effective tax rate was (35.9)% for the nine months ended September 30, 2015 compared to (109.0)% for the nine months ended September 30, 2014. The negative tax rate for the nine months ended September 30, 2015 and 2014 reflects the recording of a tax provision on a book loss. The decrease in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 was due predominately to reversing valuation allowance in the current quarter against tax liability associated with the taxable income. During the quarter ended September 30, 2015, similar to the quarters ended June 30, 2015 and March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings.  The tax rate for the nine months ended September 30, 2015 is principally the result of recording valuation allowance on our deferred tax assets. The tax rate for the nine months ended September 30, 2014 was principally the result of providing taxes for jurisdictions with higher tax rates against the benefit for losses with a lower rate and recording valuation allowance against foreign tax credit carryforwards.

During the nine months ended September 30, 2015, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2011. During the third quarter of 2015, the Company was notified that its 2013 federal tax return was subject to examination by the Internal Revenue Service ("IRS"). During the first quarter of 2014, the IRS concluded the audit of the Company's 2011 federal tax return with no adjustment to the tax owed. Certain of the Company’s UK subsidiaries are currently subject to examination.
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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies.  In 2014, the trial court, and subsequently the Texas court of appeals, denied US's motions to compel arbitration in New York based on the mandatory forum selection clause and the arbitration agreement in its Client Agreement with Revelation. In February 2015, US filed for review of these decisions in the Texas Supreme Court.  The Texas Supreme Court has ordered the parties to file briefs on the merits. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. On September 30, 2015, the parties filed a motion to stay the proceedings pending the conclusion of an arbitration before the National Futures Association (“NFA”) on these claims.

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

In July 2014, US settled a complaint brought by the NFA relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. In September 2015, US settled a related complaint brought by the Commodity Futures Trading Commission (“CFTC”) alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

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

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $6.0 million as of September 30, 2015.

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

On September 29, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split"), as authorized at a special meeting of stockholders held on September 21, 2015. The Reverse Stock Split became effective at the opening of trading on the NYSE on October 1, 2015 (the "Effective Date"). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares was not material.

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

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

At the time of the SNB announcement over 3,000 of our clients held slightly over $1 billion in open positions on EUR/CHF. Those same clients held approximately $80.0 million of collateral in their accounts. The Swiss Franc move following the SNB announcement was the largest move of a G7 currency since 1971. The move wiped out the account equity of those clients and generated debit balances owed to us of approximately $275.1 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one-for-one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our liquidity providers. When a client profits in the trade, we give the profits to the customer, however, when the client's loss exceeds its margin, we are required to pay the liquidity provider regardless of whether we collect the loss from the customer.

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

Cybersecurity Incident

In October 2015, we reported that we were the victim of a criminal cybersecurity incident involving unauthorized access to customer information. Based on our investigation to date, we have identified a small number of unauthorized wire transfers from customer accounts. All funds have been returned to the appropriate accounts and the customers have been contacted. We are in the process of investigating the incident and are also cooperating with an investigation by federal law enforcement.

While this cybersecurity incident did not have a material impact on the business, cash flows, financial condition and results of operations for the three and nine months ended September 30, 2015, we have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and expect to continue to incur expenses of this nature in future periods. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. We will recognize these expenses in the periods in which they are incurred. To date, the Company has incurred $0.2 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The Company maintains security and privacy liability insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. See Note 14 "Commitments and Contingencies" to the condensed consolidated financial statements for more information.

Executive Summary

Since January 15, 2015, we have focused on reestablishing the strong competitive position we had prior to January 15.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. As of the end of September 2015, active retail accounts from continuing operations were 180,121, up 7% from the end of January 2015 and retail trading volume for the nine months ended September 30, 2015 was $2.9 trillion, up 22% from $2.4 trillion for the comparable period in 2014.

•
We significantly reduced the loan balance with Leucadia. Through October 31, 2015, we have made Leucadia loan repayments of $114.7 million, leaving $195.3 million of principal outstanding. In addition, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•	On April 1, 2015, we completed the sale of FXCMJ to Rakuten Securities, Inc. for a purchase price of approximately $62.0 million.

•	On April 9, 2015, we completed the sale of the operations of Faros to Jefferies Group LLC.

•
On June 26, 2015, we completed the acquisition of certain margin foreign exchange trading accounts from Citibank, N.A. and Citibank International Limited. Client equity acquired was approximately $47.0 million.

•	On September 11, 2015, we completed the sale of HK to Rakuten Securities, Inc. for a purchase price of approximately $38.0 million.

Our near term strategy will continue to focus on reducing our debt with Leucadia through dispositions of non-core assets and cash generated through operations and accelerating the growth of our core business through a number of FX and contracts for difference ("CFD") initiatives. Below are some of the initiatives we have implemented and continue to focus on for the remainder of 2015:

•	Broaden CFD business with agency offering and single share CFDs.

•
Further build FX market share through continued innovation by bringing elements of what is standard in the institutional FX business to retail, including market depth and real-time sentiment and volume indicators.

•
Throughout 2015, we will launch a dealing desk execution model for small retail FX accounts with less than $20,000 in deposits. While these accounts are large in number, they are significantly less than half of our trading volume. The majority of our trading volume, therefore, will remain on our NDD execution model. These small-account clients value narrow spreads and higher leverage. By switching to a dealing desk execution model for small accounts, we believe we can generate higher dollar per million yields while mitigating risk. During the second quarter of 2015, we completed the first phase of the launch and began offering the dealing desk execution model in Europe. During the third quarter of 2015, we began the second phase of the launch and began offering the dealing desk execution model in the U.S. which was completed in October 2015.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the three months ended September 30, 2015 decreased compared to the three months ended June 30, 2015 and increased when compared to the three months ended September 30, 2014. The daily JPMorgan Global FX Volatility was 9.9 for the third quarter of 2015, compared to 10.1 in the second quarter of 2015, and 6.2 in the third quarter of 2014. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions) and Australia.

Primary Sources of Revenues

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. Our IPO stock options awards granted were fully vested as of December 31, 2014. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense related to stock options of $0.4 million and $1.6 million, respectively. For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense related to stock options of $2.8 million and $7.9 million, respectively, of which $2.2 million and $6.4 million related to stock options granted at the time of our IPO. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted restricted stock units ("RSUs") to employees. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense related to RSUs of $0.2 million and $0.6 million, respectively. We did not incur any expense for Other Equity Awards for the three and nine months ended September 30, 2014.

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

Gain (loss) on Derivative Liability — Letter Agreement — We allocated the net proceeds from the Leucadia financing of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. As of September 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $348.5 million, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decrease in the fair value of the Letter Agreement of $137.6 million for the three months ended September 30, 2015 and increase of $254.7 million for the nine months ended September 30, 2015 are recorded in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

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

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Newco's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Newco's operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

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

Amounts for the prior year periods have been reclassified to reflect treatment as discontinued operations. The assets and liabilities of these entities, after evaluating the assets for impairment, have been reclassified to assets and liabilities held for sale as of September 30, 2015, excluding entities that have been sold prior to that date, and December 31, 2014 in the condensed consolidated statements of financial condition.

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

Common Stock Repurchase Program

Our Board of Directors previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

Since inception of the Stock Repurchase Program in May of 2011 through September 30, 2015, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of September 30, 2015, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Amounts in thousands)
Revenues
Trading revenue	$56,247	$88,696	$184,672	$245,294
Interest income	494	519	1,232	1,493
Brokerage interest expense	(212)	(174)	(589)	(370)
Net interest revenue	282	345	643	1,123
Other income	3,053	2,344	149,969	2,889
Total net revenues	59,582	91,385	335,284	249,306
Operating Expenses
Compensation and benefits	23,948	23,317	72,444	72,680
Referring broker fees	13,032	20,735	43,702	55,652
Advertising and marketing	4,116	4,067	10,416	16,226
Communication and technology	7,312	10,451	26,072	28,446
Trading costs, prime brokerage and clearing fees	847	2,394	2,947	5,946
General and administrative	12,861	14,872	39,234	41,678
Bad debt expense	—	—	257,303	—
Depreciation and amortization	7,316	7,917	21,136	20,506
Goodwill impairment loss	—	—	9,513	—
Total operating expenses	69,432	83,753	482,767	241,134
Operating (loss) income	(9,850)	7,632	(147,483)	8,172
Other Expense
Gain (loss) on derivative liability — Letter Agreement	137,566	—	(254,730)	—
Loss on equity method investments, net	111	137	299	304
Interest on borrowings	28,974	3,028	103,824	9,121
Income (loss) from continuing operations before income taxes	98,631	4,467	(506,336)	(1,253)
Income tax provision	295	1,350	181,616	1,366
Income (loss) from continuing operations	98,336	3,117	(687,952)	(2,619)
Income (loss) from discontinued operations, net of tax	18,018	(357)	(74,915)	69
Net income (loss)	116,354	2,760	(762,867)	(2,550)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	39,038	1,538	(274,650)	1,756
Net income (loss) attributable to other non-controlling interests	3,667	(1,170)	(39,238)	(5,697)
Net income (loss) attributable to FXCM Inc.	$73,649	$2,392	$(448,979)	$1,391

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer equity (in millions)	$713	$878	$713	$878
Tradeable accounts	160,350	169,624	160,350	169,624
Active accounts	180,121	158,237	180,121	158,237
Daily average trades — retail customers	563,100	374,026	539,153	354,009
Daily average trades per active account	3.1	2.4	3.0	2.2
Total retail trading volume(1) (billions)	$972	$876	$2,907	$2,381
Retail trading revenue per million traded(1)	$56	$93	$59	$95
Average retail customer trading volume per day(1) (billions)	$14.7	$13.3	$15.0	$12.3
Trading days	66	66	194	194

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended September 30, 2015

Highlights — Continuing Operations

Total retail trading volumes increased $96 billion, or 11%, to $972 billion for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase stems primarily from an increase in volatility, a higher level of active customers and the follow-on effects from the adoption of a new commission trading model. In the third and fourth quarters of 2014, FXCM introduced a new pricing plan with fees charged to customers as a commission instead of a markup on prices. In addition, we reduced the overall charge to customers which resulted in a reduction in revenues. FXCM believes the lower cost, combined with increased transparency, will increase trading volumes over the long term. The number of total active retail customer accounts at September 30, 2015 was 180,121, an increase of 14% from September 30, 2014.

Revenues from Continuing Operations

Trading revenue decreased by $32.4 million, or 37%, to $56.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue from retail FX trading was down $16.8 million and CFD revenue was down $10.2 million. Revenue from retail FX trading for the three months ended September 30, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and the elimination of payments for order flow, partially offset by revenue from dealing desk execution. Revenue from dealing desk execution was approximately 17.5% of trading revenue for the three months ended September 30, 2015. CFD revenue for the three months ended September 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June which continued into the month of July. In addition, revenues derived from the trading of institutional customers decreased $5.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, of which $4.1 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015.

Net interest revenue of $0.3 million for the three months ended September 30, 2015 was $0.1 million lower than net interest revenue for the three months ended September 30, 2014 as low yields continue to impact this revenue stream.

Other income of $3.1 million for the three months ended September 30, 2015 primarily consists of $0.8 million of service fees related to post-sale services provided to the buyers of FXCMJ and HK, and $2.2 million of account dormancy and ancillary fees. Other income of $2.3 million for the three months ended September 30, 2014 primarily consists of account dormancy and ancillary fees and a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense increased by $0.6 million, or 3%, to $23.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Variable compensation expense was higher by $5.0 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. The increase was largely offset by decreased salary and benefit expense of $2.3 million, primarily due to lower headcount, and a decrease in stock-based compensation expense of $2.1 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014.

Referring broker fees decreased $7.7 million, or 37%, to $13.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in referring broker fees is related to the decrease in trading revenue along with reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense of $4.1 million for the three months ended September 30, 2015 was consistent with the three months ended September 30, 2014. For most of 2015, advertising and marketing spend was curtailed as a result of the events of January 15, 2015. During the three months ended September 30, 2015, we increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $3.1 million, or 30%, to $7.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The net decrease is primarily attributable to $3.0 million of lower platform costs for FastMatch due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, and $0.2 million lower third party platform fees, partially offset by $0.4 million higher computer consulting costs.

Trading costs, prime brokerage and clearing fees decreased $1.5 million, or 65%, to $0.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense decreased $2.0 million, or 14%, to $12.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease of $2.0 million is primarily attributable to (i) a charge of $2.3 million related to a put option payment recorded in the three months ended September 30, 2014; (ii) $1.0 million of lower net expense related to regulatory and customer settlements; (iii) $0.4 million of lower U.K. regulatory fees; and (iv) $0.3 million lower occupancy costs; partially offset by (vi) $1.5 million of higher professional fees and (vii) $0.6 million of higher bank processing fees.

Depreciation and amortization expense decreased $0.6 million, or 8%, to $7.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The $0.6 million decrease is due to a decrease in depreciation expense of $1.3 million, primarily attributable to an impairment charge of $1.1 million recorded in the three months ended September 30, 2014 to write down the value of an electronic FX option trading platform. The remaining decrease in depreciation is related to fully depreciated computer equipment. Amortization expense increased $0.7 million, primarily due to intangibles acquired from customer account acquisitions.

Non-operating expenses

Gain (loss) on derivative liability — Letter Agreement

As of September 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $348.5 million, a $137.6 million decrease compared to June 30, 2015. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended September 30,
	2015	2014

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$7,301	$—
Revolving Credit Agreement	—	206
Lucid Promissory Notes	—	42
Convertible Notes	970	970
Deferred interest expense
Leucadia Credit Agreement	734	—
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	14,686	—
Leucadia Credit Agreement issuance fee discount	1,969	—
Convertible Notes	1,419	1,335
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	1,417	—
Leucadia Credit Agreement debt acquisition costs	176	—
Revolving Credit Agreement	—	173
Convertible Notes	302	302
Total interest expense	$28,974	$3,028

The Revolving Credit Agreement was terminated effective January 20, 2015. During the three months ended September 30, 2015 and 2014, our average borrowings under the Revolving Credit Agreement were nil and $27.7 million, respectively, and the weighted average interest rates were nil and 2.90%, respectively. During the three months ended September 30, 2015 and 2014, the average Lucid Promissory Notes outstanding were nil and $7.5 million, respectively. The Lucid Promissory Notes were paid off in December 2014.

Income Taxes

	Three Months Ended September 30,
	2015	2014

	(In thousands, except percentages)
Income from continuing operations before income taxes	$98,631	$4,467
Income tax provision	$295	$1,350
Effective tax rate	0.3%	30.2%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. Since January 2015, all of Holdings' operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Newco's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $1.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 which was due predominately to reversing the previously established valuation allowance in the current quarter against the deferred tax liability associated with the taxable income of the quarter. During the quarter ended September 30, 2015, similar to the quarters ended June 30, 2015 and March 31, 2015, we determined that, given the losses incurred from the SNB action and due to the Leucadia Transaction, it is not more likely than not that we will benefit from the tax deduction attributable to the tax basis step-up for which FXCM Inc. owes the members of Holdings under the tax receivable agreement. During the third quarter of 2015, the Company reversed $38.1 million of valuation allowance previously established. This was principally due to offsetting the current quarter’s tax liability with the valuation allowance reversal.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $18.0 million for the three months ended September 30, 2015 compared to a loss of $0.4 million for the three months ended September 30, 2014. The net increase of $18.4 million was primarily driven by (i) a net gain of $12.4 million related to the sale of HK in September 2015; (ii) $7.1 million of lower depreciation and amortization expense as these expenses ceased upon classification of the businesses as held for sale; and (iii) a gain recorded on held for sale assets of $1.0 million in the three months ended September 30, 2015 due to an increase in the fair value less costs to sell of the assets. The remaining decrease is primarily due to lower profits as a result of the sale of FXCMJ on April 1, 2015 and lower profit from the V3 business which was acquired in the first quarter of 2014.

Nine months ended September 30, 2015

Highlights — Continuing Operations

Total retail trading volumes increased $526 billion, or 22%, to $2,907 billion for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase stems primarily from an increase in volatility, a higher level of active customers and the follow-on effects from the adoption of a new commission trading model introduced in the third and fourth quarters of 2014 with lower overall trading costs to FXCM customers.

Revenues from Continuing Operations

Trading revenue decreased by $60.6 million, or 25%, to $184.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue from retail FX trading was down $35.3 million and CFD revenue was down $20.2 million. Revenue from retail FX trading for the nine months ended September 30, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and the elimination of payments for order flow, partially offset by revenue from dealing desk execution. Revenue from dealing desk execution was approximately 8.4% of trading revenue for the nine months ended September 30, 2015. CFD revenue for the nine months ended September 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June which continued into the month of July. In addition, revenues derived from the trading of institutional customers decreased $5.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, of which $2.5 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015. The remaining decrease is primarily due to decreased revenue for FXCM Pro.

Net interest revenue of $0.6 million for the nine months ended September 30, 2015 was $0.5 million lower than net interest revenue for the nine months ended September 30, 2014 as low yields continue to impact this revenue stream and higher interest paid on client accounts.

Other income of $150.0 million for the nine months ended September 30, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that FXCM Inc. would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement.

The remaining $4.8 million of other income primarily consists of $1.6 million of service fees related to post-sale services provided to the buyer of FXCMJ and HK, $0.2 million of service fees from FastMatch and $3.0 million of dormancy and ancillary fees. Other income of $2.9 million for the nine months ended September 30, 2014 primarily consists of account dormancy and ancillary fees and a credit of $0.4 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $0.2 million to $72.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Salary and benefit expense was down $5.8 million primarily due to lower headcount. Stock-based compensation expense was down $5.6 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014. These decreases were largely offset by higher variable compensation expense of $11.2 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015.

Referring broker fees decreased $12.0 million, or 22%, to $43.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in referring broker fees is related to the decrease in trading revenue along with reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense decreased $5.8 million, or 36%, to $10.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. For most of 2015, advertising and marketing spend was curtailed as a result of the events of January 15, 2015.

Communication and technology expense decreased $2.4 million, or 8%, to $26.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The net decrease is primarily attributable to $1.9 million of lower platform costs for FastMatch, due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $0.9 million lower licensing and maintenance costs and $0.9 million of lower third party platform fees, partially offset by $1.2 million higher computer consulting costs and $0.3 million of higher market data fees.

Trading costs, prime brokerage and clearing fees decreased $3.0 million, or 50%, to $2.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense decreased $2.4 million to $39.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease of $2.4 million is primarily attributable to (i) charges of $3.6 million related to put option payments recorded in the nine months ended September 30, 2014; (ii) a charge of $2.5 million for restitution related to trade execution practices prior to August 2010 recorded in the nine months ended September 30, 2014; (iii) $1.2 million of lower net expense related to regulatory and customer settlements; (iv) $0.8 million of lower travel costs; (v) $0.3 million of lower occupancy costs and (vi) $0.2 million of lower UK local taxes, partially offset by (vii) $3.8 million of higher professional fees; (viii) $2.2 million of higher bank processing fees and (ix) $0.3 million of higher U.K. regulatory fees.

Bad debt expense for the nine months ended September 30, 2015 was $257.3 million resulting from the events of January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of September 30, 2015, we have recovered approximately $9.4 million, for a net loss after recoveries of $265.7 million. Of this total, $257.3 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense increased $0.6 million, or 3%, to $21.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The $0.6 million increase is primarily attributable to an increase of $1.9 million in amortization expense related to intangibles acquired from customer account acquisitions, partially offset by a decrease in depreciation expense of $1.3 million, primarily related to an impairment charge of $1.1 million recorded in the nine months ended September 30, 2014 to write down the value of an electronic FX option trading platform. The remaining variance is due to lower depreciation related to fully depreciated computer equipment of $1.0 million, partially offset by an increase of $0.8 million for capitalized software and licenses.

Goodwill impairment loss was $9.5 million for the nine months ended September 30, 2015. During the first quarter of 2015, we performed an interim impairment evaluation of goodwill due to the events of January 15, 2015. This evaluation resulted in the recording of goodwill impairment losses of $9.5 million primarily due to a reduction in the implied fair value of certain institutional businesses subsequent to January 15, 2015.

Non-operating expenses

Gain (loss) on derivative liability — Letter Agreement

As of September 30, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $348.5 million. We recognized a loss of $254.7 million resulting from the Letter Agreement for the nine months ended September 30, 2015 due to the increase in the estimated fair value of the derivative liability from the date of the Letter Agreement.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$20,202	$—
Revolving Credit Agreement	38	749
Lucid Promissory Notes	—	148
Convertible Notes	2,911	2,911
Deferred interest expense
Leucadia Credit Agreement	5,586	—
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	55,373	—
Leucadia Credit Agreement issuance fee discount	7,287	—
Convertible Notes	4,180	3,932
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	5,245	—
Leucadia Credit Agreement debt acquisition costs	651	—
Revolving Credit Agreement	1,444	474
Convertible Notes	907	907
Total interest expense	$103,824	$9,121

The Revolving Credit Agreement was terminated effective January 20, 2015. During the nine months ended September 30, 2015 and 2014, our average borrowings under the Revolving Credit Agreement were $1.7 million and $37.5 million, respectively, and the weighted average interest rates were 2.92% and 2.68%, respectively. During the nine months ended September 30, 2015 and 2014, the average Lucid Promissory Notes outstanding were nil and $8.8 million, respectively. The Lucid promissory notes were paid off in December 2014.

Income Taxes

	Nine Months Ended September 30,
	2015	2014

	(In thousands, except percentages)
Loss from continuing operations before income taxes	$(506,336)	$(1,253)
Income tax provision	$181,616	$1,366
Effective tax rate	(35.9)%	(109.0)%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. Since January 2015, all of Holdings' operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Newco’s income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $180.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the establishment of a valuation allowance on substantially all of our deferred tax assets. The negative tax rate for the nine months ended September 30, 2015 and 2014 reflects the recording of an income tax provision on a book loss. During the first quarter of 2015, we determined that, given the losses incurred from the SNB action and due to the Leucadia Transaction, it was not more likely than not that we would benefit from the tax deduction attributable to the tax basis step-up for which FXCM Inc. owes the members of Holdings under the tax receivable agreement. Additionally, we would not benefit from the tax benefit of the losses incurred. Therefore, during the nine months ended September 30, 2015 we recorded a valuation allowance on our deferred tax assets of $365.5 million due to our assessment that realizability of these assets was not more likely than not.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $74.9 million for the nine months ended September 30, 2015 compared to income of $0.1 million for the nine months ended September 30, 2014. The net decrease of $75.0 million was primarily driven by (i) goodwill impairment losses of $54.9 million recorded in the first quarter of 2015, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15 and (iii) an intangible asset impairment charge of $5.4 million recorded in the first quarter of 2015 included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. We also recorded a loss on classification as held for sale of $27.8 million due to our determination in the first quarter of 2015 that the fair value less costs to sell would not exceed the carrying value of the assets and a decline in the fair value less costs to sell of the assets during the second quarter offset by a gain in the third quarter of 2015. These amounts were offset by a net gain of $2.0 million related to the sale of FXCMJ in April 2015 and a net gain of $12.4 million related to the sale of HK in September 2015. The remaining increase is primarily due to $13.3 million of lower depreciation and amortization expense as these expenses ceased upon classification of the businesses as held for sale.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of September 30, 2015, we had cash and cash equivalents of $209.8 million, including $23.4 million within assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions.

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

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities, as of September 30, 2015:

	As of September 30, 2015
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$28.9	$48.3	$19.4
Forex Capital Markets Limited	U.K.	$30.0	$78.4	$48.4
FXCM Australia, Ltd.	Australia	$0.7	$3.2	$2.5
ODL Group Limited	U.K.	$1.3	$9.1	$7.8
FXCM Securities Limited	U.K.	$0.9	$5.5	$4.6
Lucid Markets LLP	U.K.	$2.0	$12.2	$10.2

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Period Ended September 30, 2015 and 2014

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Cash used in operating activities	$(301,117)	$(8,667)
Cash provided by (used in) investing activities	40,583	(49,400)
Cash provided by financing activities	133,140	22,965
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,629)	(3,413)
Net decrease in cash and cash equivalents	(129,023)	(38,515)
Cash and cash equivalents – end of period	$209,791	$326,730

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Depreciation and amortization	$12,359	$20,287
Equity-based compensation	$1,494	$2,447
Deferred tax expense	$5,321	$263
Goodwill impairment losses	$54,865	$—
Impairment losses on held for sale assets	$27,820	$—
Gain on business dispositions	$14,427	$—
Transaction costs associated with business dispositions	$(6,693)	$—
Gain on Faros Follow-on Payment	$—	$3,672
Loss on equity method investments, net	$821	$606
Purchases of office, communication and computer equipment, net	$240	$2,759
Proceeds from sale of office, communication and computer equipment	$499	$—
Acquisition of business, net of cash acquired	$—	$(21,791)
Proceeds from business dispositions, net of cash	$52,155	$—

Operating Activities

Details of cash used in operating activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2015	2014
EBITDA and Other Adjustments(1)	$(106,110)	$49,012
Non-cash equity-based compensation	3,644	10,238
Non-cash — reduction in tax receivable agreement liability	(145,224)	(360)
Net interest payments	(22,222)	(2,762)
Cash received (paid) for taxes	135	(407)
All other, net, including net current assets and liabilities	(31,340)	(64,388)
Net cash used in operating activities	$(301,117)	$(8,667)
____________________________________
(1) See Non-GAAP Financial Measures

Cash used in operating activities increased $292.5 million to net cash used in operating activities of $301.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is primarily attributable to the net losses we experienced from customer debit balances of $265.7 million resulting from the events of January 15, 2015 and an increase in interest payments of $19.5 million primarily related to the Leucadia Transaction. Cash used in operating activities for the nine months ended September 30, 2014 included $16.6 million of restitution and penalty payments related to trade execution practices of UK and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash provided by (used in) investing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2015	2014
Purchases of office, communication and computer equipment, net	$(13,571)	$(16,320)
Proceeds from sale of office, communication and computer equipment	499	—
Acquisition of business, net of cash acquired	—	(21,791)
Purchase of intangible assets	—	(9,789)
Proceeds from (issuance of) notes receivable	1,500	(1,500)
Proceeds from business dispositions, net of cash	52,155	—
Net cash provided by (used in) investing activities	$40,583	$(49,400)

Cash provided by investing activities of $40.6 million during the nine months ended September 30, 2015 consisted primarily of $52.2 million of net proceeds from the sales of FXCMJ and HK and proceeds of $1.5 million from the collection of notes receivable, offset by $13.6 million of net capital expenditures. The capital expenditures were primarily for capitalized software.

Cash used in investing activities of $49.4 million during the nine months ended September 30, 2014 consisted primarily of $19.5 million for the V3 acquisition, $16.3 million of capital expenditures, $9.8 million in payments to FXDD and IBFX for the acquisition of customer accounts, and $2.3 million to pay down the Lucid Promissory Notes issued in connection with the Lucid June 2012 acquisition.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2015	2014
Distributions to non-controlling members	$(12,166)	$(4,281)
Contributions from other non-controlling members	—	2,540
Dividends paid	—	(8,258)
Proceeds from exercise of stock options	—	3,608
Common stock repurchases	—	(644)
(Payments on) borrowings under Revolving credit agreement	(25,000)	30,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Leucadia Credit Agreement	(107,139)	—
Debt acquisition costs — Leucadia Credit Agreement	(1,876)	—
Proceeds from issuance of stock options	321	—
Net cash provided by financing activities	$133,140	$22,965

During the nine months ended September 30, 2015, distributions of $12.2 million primarily included distributions of $11.7 million made to other non-controlling interests. Due to the loss incurred on January 15, 2015, Holdings does not anticipate making distributions to its non-controlling members or FXCM Inc. in the foreseeable future, nor does FXCM Inc. expect to pay dividends to its Class A common stockholders in the foreseeable future. During the nine months ended September 30, 2014, we made distributions of $4.3 million to non-controlling members and paid dividends of $8.3 million to Class A common stockholders.

During the nine months ended September 30, 2015, the outstanding borrowings under the Revolving credit agreement of $25.0 million were paid and the agreement was terminated. During the nine months ended September 30, 2015, we received net proceeds from the Leucadia Transaction of $279.0 million and made principal payments of $107.1 million. In addition, we paid debt acquisition costs of $1.9 million related to the Leucadia Transaction.

During the nine months ended September 30, 2015, we entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase shares of the Corporation’s Class A common stock. The option was determined to have a fair value on the date of issuance of $0.3 million.

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

The Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances, and capital contributions. The Credit Agreement also requires monthly payments of the term loan from proceeds received from customer debit balance collections. The loan may be voluntarily prepaid without penalty.

During the nine months ended September 30, 2015, we paid $107.1 million of principal, of which $10.0 million was applied to the deferred financing fee, and $20.2 million in interest to Leucadia.

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

As of September 30, 2015 and December 31, 2014, Holdings’ outstanding balance under the Revolving Credit Agreement was nil and $25.0 million, respectively.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, was nil and $1.5 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was nil and $1.7 million, respectively, and the weighted average interest rates were nil and 2.9%, respectively. During the three and nine months ended September 30, 2014 the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $27.7 million and $37.5 million, respectively, and the weighted average interest rates were 2.90% and 2.68%, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments at September 30, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$38,186	$1,454	$13,422	$6,766	$16,544
Leucadia Credit Agreement (1,2)	240,127	7,162	232,965	—	—
Convertible Notes	184,144	1,941	182,203	—	—
Deferred payment for customer accounts acquisition	5,497	503	4,994	—	—
Tax Receivable Agreement (3)	146,271	—	—	—	146,271
Vendor obligations	97	42	55	—	—
Total	$614,322	$11,102	$433,639	$6,766	$162,815
____________________________________
(1) Less than one year reflects prepayments through October 31, 2015
(2) Interest based on the stated step-up coupon rate taking into consideration account prepayments through October 31, 2015
(3) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

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

4.
Regulatory Costs.  Adjustments have been made to eliminate certain costs (including client reimbursements and professional fees) associated with ongoing discussions and settling certain regulatory matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

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

6.
Gain (loss) on derivative liability — Letter Agreement. An adjustment has been made to eliminate the increase (decrease) in value of the Leucadia Letter Agreement, a component of the financing package provided by Leucadia, which is treated as a derivative under U.S. GAAP.  Management believes adjusting for activity related to this line item provides a more meaningful view of our operating performance.

7.
Cybersecurity Incident. An adjustment has been made to eliminate certain costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. Given the nature of these expenses, management believes it is useful to provide the effects of eliminating these expenses.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Three Months Ended September 30,
	2015			2014
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net income (loss)	$98,336	$18,018	$116,354	$3,117	$(357)	$2,760
EBITDA and Other Adjustments
Depreciation and amortization	7,316	—	7,316	7,917	7,124	15,041
Interest on borrowings	28,974	—	28,974	3,028	—	3,028
Gain on derivative liability — Letter Agreement(2)	(137,566)	—	(137,566)	—	—	—
Goodwill and held for sale impairments	—	(979)	(979)	—	—	—
Gain on completed dispositions	—	(12,449)	(12,449)	—	—	—
Income tax provision (benefit)	295	(306)	(11)	1,350	(206)	1,144
EBITDA and Other Adjustments	(2,645)	4,284	1,639	15,412	6,561	21,973
Adjustments
Net revenues(3)	—	—	—	(360)	—	(360)
Compensation and benefits(4)	—	—	—	2,232	—	2,232
Allocation of net income to Lucid members for services provided(5)	—	2,249	2,249	—	1,483	1,483
General and administrative(6)	1,306	—	1,306	3,116	—	3,116
Adjusted EBITDA	$(1,339)	$6,533	$5,194	$20,400	$8,044	$28,444
________________________________________________________
(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP.
(2) Represents the elimination of the $137.6 million gain on derivative liability in the three months ended September 30, 2015 related to the value of the Letter Agreement component of the Leucadia Transaction.
(3) Represents the elimination of a $0.4 million benefit in the three months ended September 30, 2014 attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.
(4) Represents the elimination of stock-based compensation associated with the IPO of $2.2 million in the three months ended September 30, 2014.
(5) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes.
(6) Represents regulatory and professional fees of $1.3 million, including $0.2 million of costs related to the cybersecurity incident, in the three months ended September 30, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $0.8 million in the three months ended September 30, 2014 and the elimination of a $2.3 million charge related to a put option payment for Online Courses in the three months ended September 30, 2014.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Nine Months Ended September 30,
	2015			2014
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(687,952)	$(74,915)	$(762,867)	$(2,619)	$69	$(2,550)
EBITDA and Other Adjustments
Depreciation and amortization	21,136	12,359	33,495	20,506	20,287	40,793
Interest on borrowings	103,824	—	103,824	9,121	—	9,121
Loss on derivative liability — Letter Agreement(2)	254,730	—	254,730	—	—	—
Goodwill and held for sale impairments	9,513	82,685	92,198	—	—	—
Gain on completed dispositions	—	(14,427)	(14,427)	—	—	—
Income tax provision	181,616	5,321	186,937	1,366	282	1,648
EBITDA and Other Adjustments	(117,133)	11,023	(106,110)	28,374	20,638	49,012
Adjustments
Net revenues(3)	(145,224)	—	(145,224)	(360)	(3,672)	(4,032)
Compensation and benefits(4)	—	—	—	6,367	272	6,639
Allocation of net income to Lucid members for services provided(5)	—	6,916	6,916	—	6,771	6,771
Communication and technology(6)	—	—	—	—	206	206
General and administrative(7)	4,341	—	4,341	7,697	163	7,860
Bad debt expense(8)	257,303	8,408	265,711	—	—	—
Adjusted EBITDA	$(713)	$26,347	$25,634	$42,078	$24,378	$66,456
____________________________________

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP.
(2) Represents the elimination of the $254.7 million loss on derivative liability in the nine months ended September 30, 2015 related to the value of the Letter Agreement component of the Leucadia Transaction.
(3) Represents the elimination of a $145.2 million non-cash benefit in the three months ended March 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero, the elimination of a $0.4 million benefit in the three months ended September 30, 2014 attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate and the elimination of a $3.7 million benefit recorded to reduce the contingent consideration related to the Faros acquisition in the three months ended March 31, 2014.
(4) Represents the elimination of stock-based compensation associated with the IPO of $6.4 million in the nine months ended September 30, 2014 and the elimination of V3 acquisition costs of $0.3 million in the three months ended March 31, 2014.
(5) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes.
(6) Represents the elimination of V3 acquisition costs in the three months ended March 31, 2014.
(7) Represents the elimination of the expense related to the Stockholder Rights Plan, legal fees resulting from the January 15, 2015 SNB event and regulatory and other professional fees of $4.3 million, including $0.2 million of costs related to the cybersecurity incident, in the nine months ended September 30, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $3.5 million in the nine months ended September 30, 2014, the elimination of V3 acquisition costs of $0.5 million in continuing operations and $0.2 million in discontinued operations in the three months ended March 31, 2014 and the elimination of $3.6 million of charges related to put option payments for Online Courses in the nine months ended September 30, 2014.
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

As of September 30, 2015, 6.0% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in British pounds, (1.1)% in Euros and 2.2% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $1.4 million in the case of British pounds and $(0.3) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at September 30, 2015, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $4.5 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the nine months ended September 30, 2015 and 2014, we incurred $0.5 million (excluding the events of January 15, 2015) and $0.3 million, respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at September 30, 2015, assuming a 10% reduction in the EUR and no market liquidity (i.e., counterparties halt trading EUR), we estimate clients holding long EUR positions would incur debit balances of approximately $48.0 million.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2015, our exposure to our largest institutional counterparties, all major global banking institutions, was 29.9% of total assets and the single largest within the group was 12.0% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of September 30, 2015, our net unhedged exposure to CFD customer positions was 6.9% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of September 30, 2015 would result in a $9.6 million increase in our annual pre-tax loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of September 30, 2015, our net unhedged exposure to FX customer positions was 0.9% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of September 30, 2015 would result in a $1.3 million increase in our annual pre-tax loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended September 30, 2015 was $16.1 million and the maximum intra-day gross position was $60.6 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in an $6.1 million increase in consolidated pre-tax loss.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2015, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 13.3% of total assets.

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

Regulatory capital risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2015, we had $62.5 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $147.6 million of capital on a consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies.  In 2014, the trial court, and subsequently the Texas court of appeals, denied US's motions to compel arbitration in New York based on the mandatory forum selection clause and the arbitration agreement in its Client Agreement with Revelation. In February 2015, US filed for review of these decisions in the Texas Supreme Court.  The Texas Supreme Court has ordered the parties to file briefs on the merits. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. On September 30, 2015, the parties filed a motion to stay the proceedings pending the conclusion of an arbitration before the National Futures Association (“NFA”) on these claims.

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

In July 2014, US settled a complaint brought by the NFA relating to charges of doing business with an unregistered entity and for failing to submit certain trade data reports and was fined $0.2 million. The CFTC is also investigating this matter. In September 2015, US settled a related complaint brought by the Commodity Futures Trading Commission (“CFTC”) alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The risks described below and the risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Unauthorized disclosure of confidential customer information, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.

As part of our business, we collect, use and store customer, employee and third party personally identifiable information ("PII"). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and account information. We maintain systems including cybersecurity procedures designed to securely process, transmit and store confidential information (including PII) and protect against unauthorized access to such information. However, these risks have grown in recent years due to increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Despite these security measures, our systems, and those of our customers and third party vendors, may be vulnerable to security breaches, phishing attacks, cyberattacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events.

A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure for us.

Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers and clients, there is no assurance that all of our security measures will provide absolute security. FXCM and other companies have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means.

In October 2015 we reported that we were the victim of a criminal cybersecurity incident involving unauthorized access to customer information. Based on our investigation to date, we have identified a small number of unauthorized wire transfers from customer accounts and all funds have been returned to the appropriate accounts and the customers have been contacted. We are in the process of investigating the incident and are also cooperating with an investigation by federal law enforcement. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties such as persons who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of confidential information belonging to us or to our customers, or damage to our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended September 30, 2015.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of September 30, 2015, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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
3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by FXCM Inc. on September 29, 2015 and incorporated herein by reference).

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

FXCM INC.

Date:	November 6, 2015	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2015	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)