Form 10-K
period 2015-12-31
FXCM Inc.
filed 2016-03-11
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $64,479,166.

As of March 9, 2016, there were 5,602,534 shares outstanding of the registrant’s Class A Common Stock, par value $0.01 per share, and 25 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

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

PART I

Item 1. Business

Overview

We are an online provider of foreign exchange (“FX”) trading and related services to over 175,000 active retail accounts globally. We offer our customers access to over-the-counter (“OTC”) FX markets and have developed a proprietary technology platform that we believe provides our customers with an efficient and cost-effective way to trade FX. In an FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” Our platform seeks to present our FX customers with the best price quotations on 45 currency pairs from up to 31 global banks, financial institutions and market makers (“FX market makers”). We also offer our non-U.S. customers the ability to trade contracts-for-difference (“CFDs”).

We primarily offer our customers what is referred to as an agency model to execute their trades. Our agency model is fundamental to our core business philosophy because we believe that it aligns our interests with those of our customers and reduces our risks. In the agency model, when our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Beginning in 2015, we began to offer a dealing desk, or principal, execution model to smaller retail clients. Under the dealing desk model, we maintain our trading position and do not offset the trade with another party on a one for one basis. CFDs are primarily a dealing desk offering. By combining smaller positions and trading them out on an aggregate basis, we are able to optimize revenues from accounts that are less actively traded. Generally, under both models, we earn trading fees through commissions or by adding a markup to the price provided by the FX market makers. In certain geographic locations, we provide our customers with the price provided by the FX market makers and display trading fees and commissions separately. Revenues earned under the dealing desk model also include our realized and unrealized foreign currency trading gains or losses on our positions with customers.

We also earn other forms of revenue such as fees earned from: white label arrangements with other financial institutions to provide platform, back office and trade execution services, FX market prices and other various ancillary FX related services and joint ventures.

We operate our business in a single segment, retail trading. In addition, we own a 50.1% controlling interest in each of Lucid Markets Trading Limited (“Lucid”), an electronic market-maker and trader in the institutional foreign exchange spot and futures market, and V3 Markets (“V3”), an electronic market-maker and trader of a diverse set of products. Both Lucid and V3 are reflected as held for sale in our Consolidated Financial Statements.

Our operating subsidiaries are regulated in a number of jurisdictions, including the United States (“U.S.”), the United Kingdom (“U.K.”), where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions, and Australia. We maintain offices in these jurisdictions, among others. We offer our trading software in 17 languages, produce FX research and content in 8 languages and provide customer support in 19 languages. For the year ended December 31, 2015, approximately 80% of our retail customer trading volume was derived from customers residing outside the U.S. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

Events of January 15, 2015 and Subsequent Leucadia Financing

On January 15, 2015, our customers suffered significant losses and generated negative equity balances (“debit balances”) owed to us of approximately $275.1 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank (“SNB”) discontinued its currency floor of 1.2 CHF per EUR. These debit balances resulted in a temporary breach of certain regulatory capital requirements.

On January 16, 2015, we entered into a credit agreement (the “Credit Agreement”) with Leucadia National Corporation (“Leucadia”), pursuant to which Leucadia provided us with a $300.0 million term loan, which permitted us to maintain compliance with regulatory capital requirements and to continue normal operations. The loan from Leucadia has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). The credit agreement requires monthly payments of the term loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The obligations under the loan are guaranteed by certain domestic subsidiaries of Holdings and secured by substantially all of the assets of Holdings and certain of its subsidiaries. The credit agreement also requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 is greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) has not been paid on or before such date. We reduced the aggregate principal below $250.0 million and also paid the $10.0 million deferred financing fee prior to April 16, 2015. As a result, we were not obligated to pay the additional $30.0 million fee.

The terms and conditions of the financing include provisions whereby we will pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including dividends and distributions, according to the schedule below:

•	Amounts due under Leucadia term loan, including fees (100% Leucadia, 0% FXCM)

•	Next $350 million (50% Leucadia, 50% FXCM)

•	Next $500 million* (90% Leucadia, 10% FXCM)

•	All aggregate amounts thereafter (60% Leucadia, 40% FXCM)

* Pursuant to the Amended and Restated Letter Agreement by and among FXCM Inc., FXCM Holdings, LLC, FXCM Newco, LLC, and Leucadia entered into as of January 24, 2015 (the “Letter Agreement”) this amount was initially set at a range of $500 million to $680 million. As a result of the prepayments made by the Company through April 16, 2015, this amount is $500 million.
In connection with the transaction, we formed FXCM Newco, LLC (“Newco”) and contributed all of our equity interests in our subsidiaries to Newco. In addition, FXCM, Holdings and Newco have agreed that beginning on January 16, 2018 and thereafter, upon the request of Leucadia or its assignees, they will cause the sale of Holdings, Newco and/or their respective subsidiaries’ assets or equity interests for cash at the highest reasonably available price. Upon the occurrence of such event, Newco will pay Leucadia and its assignees in accordance with the methodology described above.

On January 28, 2015, we issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. We notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company’s master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. We made the decision in the second quarter of 2015 to forgive the debit balances of additional retail clients, increasing the total debit balance forgiveness to approximately 97% of clients, and to return certain recoveries totaling approximately $0.1 million. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, we cannot provide any assurance that we will be successful in recovering any portion of the clients’ debit balances. Through the year ended December 31, 2015, we have recovered $9.8 million.

Disposition of Non-Core Assets

Subsequent to the events of January 15, 2015, we undertook a strategic initiative to sell non-core assets. Throughout 2015, the Company completed or entered into agreements for the disposition of non-core assets including the sales of the equity trading business of FXCM Securities Limited, FXCM Asia Limited, FXCM Japan Securities, Co., Ltd., and the operations of Faros. FXCM continues to explore opportunities for the sale of additional non-core assets, including Lucid, V3 and our equity interest in FastMatch, Inc., which are reflected as held for sale in our Consolidated Financial Statements.

2016 Strategy

Our business strategy is centered on two core objectives: reducing debt incurred from the Leucadia financing and accelerating the growth of our core business.

Reducing Debt Incurred from Leucadia Financing

We intend to significantly reduce the debt incurred from the Leucadia financing described above through the following means:

•cash generated through operations; and

•sales of non-core assets

Accelerate Growth of Core Business

We intend to accelerate the growth of our core business by:

•increasing focus on retail FX and CFD growth with expanded promotion, distribution and new product introduction;
•offering CFDs on an agency model basis in certain jurisdictions; and
•offering single share CFDs in certain jurisdictions

Our Products and Services

We offer three different account types allowing customers to have the best user experience for their specific trading needs. A majority of our clients open an individual mini account, trading on our proprietary Trading Station platform.

Standard

With an FXCM Standard account, a client has access to 24/7 support, No Dealing Desk execution, and free access to DailyFX plus. The Standard account offers Electronic Communication Network (“ECN”)-style low commission pricing similar to stocks. Standard accounts have a $2,000 minimum.

Mini

With an FXCM Mini account, a client can open an account with a minimum of $50. Mini accounts trade on the dealing desk execution model and are designed for new traders with trading costs included within the spread.

Active Trader

With an FXCM Active Trader account, a client receives exclusive research, preferential solutions, and trading support. This type of account receives access to the highest level of resources and services we offer. The minimum deposit for Active Trader is $25,000. Active Trader is also offered discounted commissions with higher levels of deposits and/or higher trading volumes.

We also offer trading in a growing number of other financial instruments. While some customers may choose a retail FX broker based on the breadth of its products, we limit the products we offer to those that meet our risk, regulatory and technology criteria.

Spot FX Trading

We offer spot FX trading in 45 currency pairs. Of these pairs, our most popular seven currency pairs represent 80.5% of all trading volume, with the EUR/USD currency pair being the most popular, representing 37.0% of our trading volume in 2015. We add new currency pairs provided they meet our risk and regulatory standards. We do not allow trading in currencies from nations that have prohibitions on the trading of their own currency, except in limited circumstances where it is offered to residents via a white label or to customers with increased margin requirements.

Following the events of January 15, 2015, we have taken several remedial measures designed to strengthen and enhance our controls, including removing certain currency pairs from our platform that we believe carry significant risk due to over active manipulation by their respective governments either by a floor, ceiling, peg, or band. The currency pairs we removed from our platforms are not material to our volume or our revenue. Some of the currency pairs we removed include: USD/DKK (Danish Krone), EUR/DKK, CHF/NOK (Norwegian Krone), CHF/SEK (Swedish Krona), GBP/SEK, NOK/JPY (Japanese Yen), SEK/JPY, USD/SGD (Singapore Dollar), SGD/JPY, HKD (Hong Kong Dollar)/JPY, EUR/PLN (Polish Zloty), USD/PLN, EUR/CZK (Czech Koruna), USD/CZK and USD/HKD. We have also significantly increased margin requirements on less liquid pairs and for accounts with higher equity levels.

Contracts-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset, such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings currently include contracts for metals, fixed income, energy and stock indices, and for the year ended December 31, 2015, CFD trading constituted approximately 30.0% of total retail trading volume from continuing operations. We will continue to introduce new products as permitted by applicable laws and regulations. Due to U.S. regulatory requirements, we do not offer CFDs in the U.S. CFD trading is offered through our Trading Station II and Meta Trader 4 (“MT4”) products similar to our currency pairs. As most of our FX market makers cannot process agency model trades for CFDs, except for certain metals, these products are not currently offered on an agency basis. We stream the best bid and offer to customers, but we do not offset each trade automatically. However, we use futures contracts to hedge CFD positions on a net basis.

Spread Betting

We offer spread betting trading to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2015, spread betting constituted approximately 3.1% of total retail trading volume from continuing operations.

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

Meta Trader 4 is a third-party platform built and maintained by MetaQuotes Software Corp, and we have licensed the rights to offer it to our customer base. MT4 caters towards customers with automated trading systems that they have either developed themselves or have purchased from other developers. Our MT4 platform utilizes all the features of our back office system and order execution logic that are provided to users of our proprietary technology platforms. We have integrated MT4 into the same pricing engine as Trading Station, enabling its users to get the same pricing and execution.

FXCM Pro is our institutional department. During 2015, FXCM Pro changed its strategy to focus on brokers who trade with us on an omnibus basis, catering to retail FX and CFD brokers, small hedge funds and emerging market banks. During 2015, we also introduced our Prime of Prime business, FXCM Prime, where we provide small and medium sized high frequency trading customers access to prime broker services under our name. FXCM Pro provides retail brokers with tailored pricing and execution, cross collateralization of FX and CFDs in one account, and custom settlement solutions. FXCM Prime provides users centralized clearing across multiple venues, including direct access to single banks, along with pre-trade and post-trade risk monitoring. FXCM Pro adds value by connecting institutional customers to our FX market makers to gain access to preferred pricing. Prior to July 1, 2015, customers using FXCM Pro could both take and make prices on the platform, whereas after July 1, 2015 FXCM Pro only offers participants the ability to take prices through the platform. We earn revenue through markups on those prices and/or commissions charged to the customer. ECN Pro is an institutional platform we currently use to supplement our FXCM Pro services.

Other Platforms

Trading Station Web is similar to Trading Station but is web-based. The browser based platform allows customers to access their account from any computer without installing any additional programs. Trading Station Web is also easy to use and has most of the customization options of Trading Station.

Mirror Trader Platform is a third party platform that we license, which allows customers to scan and review pre-programmed and pre-filtered trading systems and automated strategies. Customers can then select the systems that match their trading and risk preferences and apply them to their trading account. Mirror Trader Platform is designed for customers that follow general market trends but may not prefer to execute trades themselves. We offer the Mirror Trader Platform to FXCM’s entire client base.

Ninja Trader Platform (“Ninja Trader”) is a trading software provider known for its high performance analytic and trade execution tools that maximize a trader’s efficiency in fast-moving markets. Ninja Trader also offers free, daily trading webinars, an interactive product training video library, and an active online forum. Ninja Trader also offers multiple simulation options.

We also offer mobile platforms for multiple mobile devices, including Android® and the iPhone®/iPad®. These platforms include a majority of the functionality found on the Trading Station and allow customers to log in and trade anywhere in the world.

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

We believe we have a well-established presence in Asia and in Europe through our white label partnerships. We have a preferred arrangement with select white labels in strategic regions to whom we have licensed the use of our name as well as our technology.

Through our white label partners and referring brokers, we generated 39.8% of our retail trading volume from continuing operations for the year ended December 31, 2015. We intend to continue to build upon the success of our existing white label partnerships and referring broker networks and create new partnership opportunities around the world.

Sales and Marketing

Our sales and marketing strategy focuses on diverse customer acquisition channels to expand our customer base.

Direct Marketing Channel

Our direct marketing channel, through which we seek to attract new customers, is our most important marketing channel. In executing our direct marketing strategy, we use a mix of online banner advertising, search engine marketing, email marketing, event marketing, including educational seminars, expos and strategic public and media relations, all of which are aimed at driving prospective customers to our web properties, DailyFX.com and FXCM.com. In those jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, however, we are generally restricted from utilizing our direct marketing channel. See “Business - Regulation.”

While our platform is available in 17 languages (English, French, Spanish, German, Russian, Korean, Turkish, Italian, Hebrew, Greek, Portuguese, Polish, Hungarian, Chinese (Traditional), Chinese (Simplified), Japanese, Arabic) and we have websites available in 16 languages (English, French, Spanish, German, Russian, Italian, Hebrew, Greek, Chinese (Traditional), Chinese (Simplified), Indonesian, Japanese, Tagalog, Malay, Vietnamese, Arabic), the majority of our direct marketing efforts have historically been focused on North America, our home market, and Asia, due to its high rate of growth. In the last several years, we have focused on expanding our global footprint by opening international offices in Europe as well as the Middle East and supporting this expansion with marketing campaigns. An international office provides us many benefits, including the ability to hold in-person seminars, a location for customers to visit, the ability to accept deposits at a regional bank and provide sales and support by native speakers. Currently, we maintain offices in the U.S., the U.K., France, Germany, Italy, Greece and Australia. We also have affiliate offices located in Chile, Canada and Israel.

The primary objective of our marketing is to encourage prospective customers to register for free practice trading accounts or tradable accounts. Free registered practice trading accounts or “demo” accounts are our principal lead generation tool. We believe the demo account serves as an educational tool, providing prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. Additionally, it allows prospective customers to evaluate our technology platforms, pricing, tools and services. The demo account is identical to the platform used by our live trading customers, including the availability of live real-time streaming quotes. However, trades are not actually executed with our market makers.

During the trial period for the demo account, we provide customers with information about our firm’s advantages, educational resources and trading tools. To complement these efforts, a team of highly trained and locally licensed sales representatives contact prospective customers by telephone to provide individualized assistance.

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

Marketing expertise

We believe that our in-house marketing organization provides us with a competitive advantage. We seldom rely on outside marketing agencies to provide services because our marketing team acts as an in-house agency. Our marketing team handles functions such as creative, media buying, price-per-click advertising, website development, email and database marketing, and corporate communications. Many of these staff members have been with us for multiple years and have developed an internal knowledge base at FXCM that would probably not otherwise be available. This expertise has enabled us to assemble a tightly integrated digital marketing platform which encompasses our customer relationship management system (salesforce.com), Trading Back Office, Ad Serving, and Website Analytics. As a result, we can calculate the value of any media purchase with a high level of precision on a cost per lead and cost per account basis. We believe this analysis enables us to make intelligent media buying decisions allowing us to maximize our lead and account conversion.

Customer Service

We provide customer service 24 hours a day, seven days a week in English, handling customer inquiries via telephone, email and online chat. To provide efficient service to our growing customer base, we have segmented our customer demographic into three main categories.
New to FX:  We cater to new customers seeking to open accounts by providing low barrier account minimums and in-depth educational resources on the FX market. We believe that education is an important factor for new customers, and we have a team dedicated to educate our customers about the fundamentals of FX trading, application of technical analysis to FX and the use of risk management. We offer online videos for educating new customers on the FX market as well as free technical indicators, trading signals and free live webinars throughout the trading week.
Experienced Customers:  We offer our experienced customers more sophisticated value-added resources and trading functionality. Through our proprietary charting package and integrated high-end third party charts, we offer a comprehensive library of technical indicators, free market data available for back testing strategies as well as platforms and resources to support and assist traders who would like to build and implement automated trading strategies.
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

In October 2015 we reported that we were the victim of a criminal cybersecurity incident involving unauthorized access to customer information. We received an email from a hacker claiming to have unlawful access to customer information. We immediately notified federal law enforcement of this threat and cooperated with federal law enforcement and launched and completed a full investigation, working with a leading cybersecurity firm.

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

During 2015 we expanded our dealing desk execution model offering. We manage our dealing desk exposure with strict position and loss limits, active monitoring and automation available for quick and seamless transitions of flow to the no dealing desk model should we decide to limit our risk exposure. We also restrict our dealing desk offering to smaller and less active clients as well as to select currency pairs.

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

For the year ended December 31, 2015, the incidence of customer negative equity was insignificant. However, the unprecedented decision by the SNB to abandon its “peg” of the Swiss franc against the euro resulted in the most dramatic one day shift in a currency since the end of the Bretton Woods era. On January 15, 2015, customer negative equity reached approximately $275.1 million. As a result of the events of January 15, 2015 we have taken several remedial measures designed to strengthen and enhance our controls, including removing certain currency pairs from our platform that we believe carry significant risk due to over active manipulation by their respective governments either by a floor, ceiling, peg or band. We also raised margin requirements in certain currencies as well as for accounts with larger balances and we continually monitor margin requirements as part of our risk management. Some of these changes will be permanent while others may change as geopolitical risks change.

We are also exposed to potential credit risk arising from our exposure to counterparties with which we hedge and financial institutions with whom we deposit cash. By transacting with several of the largest global financial institutions, we have limited our exposure to any one institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired. We actively monitor credit ratings and financial performance of our counterparties and ensure that we are not overly exposed to any individual counterparty or ensure lower exposure to smaller or at risk counterparties.

Relationships with Wholesale FX Market Makers and Prime Brokers

Our global network of FX market makers includes global banks, financial institutions and market makers and these relationships have been established through prime broker relationships and direct relationships with FX market makers.

We have entered into prime brokerage agreements with Citibank (“Citi”), Morgan Stanley and Barclays Bank for our retail trading, which we believe allow us to maximize our credit relationships and activities while improving efficiency. As our prime brokers, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of executing dealers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity through our wholesale FX market makers. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers and certain CFD market makers for certain losses they may incur.

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

We use the following service marks that have been registered or for which we have applied for registration with the U.S. Patent and Trademark Office: Forex Capital Markets (registered service mark), FXCMPRO (registered service mark), FXCM (registered service mark) and Trading Station (registered service mark).

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

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. and Australia.

In the U.S., we are primarily regulated by the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). The CFTC and the NFA regulate the FX and futures markets and protect the interests of customers participating in those markets.

Outside the U.S., we are regulated by, among others; the FCA in the U.K. and the Australian Securities and Investment Commission in Australia (“ASIC”). In addition, certain of our branch offices in Europe, while subject to local regulators (such as Commissione Nazionale per le Società e la Borsa (Consob); Autorité des Marchés Financiers (“AMF”), and Hellenic Capital Markets Commission (“CMC”)), are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

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

Global regulatory bodies continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2015, on a separate company basis, we were required to maintain approximately $60.6 million of minimum capital in the aggregate across all jurisdictions and approximately $28.3 million of minimum capital in the aggregate for our U.S. entity. As of December 31, 2015, we had approximately $82.2 million of excess adjusted net capital over this required regulated capital in all jurisdictions including $15.3 million of excess capital in our U.S. entity.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Employees

As of December 31, 2015, we had a total of 804 full-time employees and 67 full-time contractors, 493 of which were based in the U.S. None of our domestic employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Information

Our principal executive offices are located 55 Water Street, FL. 50, New York, NY 10041 and our telephone number is 646-432-2986. We were originally incorporated in the State of Delaware on August 10, 2010.

Available Information

Our website address is http://www.fxcm.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report, unless expressly noted. We file reports with the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act.

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

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption for any reason in the proper functioning, or any corruption, of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services and could have a material adverse effect on our business, financial condition and results of operations and cash flows. For example, our technology platform includes a real time margin-watcher feature to ensure that open positions are automatically closed out if a customer becomes at risk of going into a negative balance on his or her account. If we experience extreme market dysfunction, like the EUR/CHF flash crash following the SNB’s January 15, 2015 announcement that it would allow the value of the Swiss Franc to fluctuate against the Euro, we may not be able to close out a customer’s position to avoid a negative equity balance. Any disruption or corruption of this feature would subject us to the risk that amounts owed to us by such customer exceed the collateral in such customer’s account.

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

We recently introduced a new retail FX pricing model in certain geographic markets intended to reduce client trading costs, provide more competitive pricing and increase transparency of commissions. In these markets, our platform will deliver to clients the direct price quote offered by our FX market makers, with a separate commission generally below what we previously charged as a mark-up to the price quote. While we believe the new retail FX pricing model will benefit FXCM in the long term, in these markets, we may suffer declines in our revenue. As a result, these initiatives may have a material adverse effect on our business, financial condition and results of operations and cash flows.

Attrition of customer accounts and failure to attract new accounts could have a material adverse effect on our business, financial condition and results of operations and cash flows. Even if we do attract new customers, we may fail to attract the customers in a cost-effective manner, which could materially adversely affect our profitability and growth.

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2015, we incurred advertising and marketing expenses of $14.9 million from continuing operations. Although we have spent significant financial resources on advertising and marketing expenses, these efforts may not be a cost-effective way to attract new customers. We may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation. The rules and regulations of various regulators impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

We face risks related to the events of January 15, 2015.
On January 15, 2015, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. This was due to the unprecedented and unexpected actions of the SNB, which caused extreme volatility in the EUR/CHF currency pair. As a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, certain of our regulators required those affected subsidiaries to supplement their respective net capital on an expedited basis. In order to achieve compliance with all regulatory capital requirements in all jurisdictions in which we operate, on January 16, 2015, we entered into a credit agreement with Leucadia that provided for a $300.0 million, two year term loan. Please see Note 20 “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further detailed information regarding the transaction.
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

We are regulated by governmental bodies and/or self-regulatory organizations in a number of jurisdictions, including the U.S., the U.K. and Australia. We are also exposed to substantial risks of liability under federal and state securities laws, federal commodity futures laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the Federal Reserve and state securities regulators.

Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the U.S., we are principally regulated by the CFTC and the NFA. We are also regulated in all regions by applicable regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the FCA and ASIC. In addition, certain of our branch offices in Europe, while subject to local regulators, are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. Among other things, we are subject to regulation with regard to:

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

Trading volume for 2015 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 51.6% of our total customer trading volume from continuing operations. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

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

We generally consult with local counsel in jurisdictions in which we are regulated and where, after conducting an internal risk assessment, we determine it may be necessary to receive advice from local counsel in order to appropriately comply with the local laws and regulations, new or otherwise, in these jurisdictions. We consult with local counsel in these jurisdictions for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized) or, in some cases where licensing or authorization requirements could be read to be applicable to foreign dealers without a local presence, whether such requirements are generally not enforced. In those jurisdictions in which we do not receive the advice of local counsel, we are accordingly exposed to the risk that we may be found to be operating in jurisdictions without required licenses or authorizations or without being in compliance with local legal or regulatory requirements. Furthermore, where we have taken legal advice, we are exposed to the risk that a local regulatory agency or other authority determines that our conduct is not in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change, including a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), enacted in July 2010, has had broad effects on the derivatives markets generally. In response to the rulemakings by the CFTC and SEC under the Dodd-Frank Act that defined the term “swap” FXCM conducted an in-depth review of the products offered by the firm. FXCM applied for registration as a “Swap Dealer” on December 31, 2012 and has been granted provisional status. FXCM continues to adapt to the new regulations. For example, FXCM must report swap transactions to a swap data repository. However, swap data repositories are not able to report FXCM’s Rolling Spot FX product because the product does not have a maturity date, a required field for reporting. As a result, FXCM met with the CFTC to develop a solution to satisfy its reporting obligations. FXCM will continue to monitor the applicability of the rules to the firm’s existing business practices. The Dodd-Frank Act and related regulatory requirements may affect the ability of FX market makers to do business or affect the prices and terms on which such market makers will do business with us. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide FX transactions to our customers and could have a material adverse effect on our business and profitability.

The European Markets Infrastructure Regulation (“EMIR”) is the new European regulations on OTC derivatives, central counterparties and trade repositories. The EMIR has completed the European legislative process and is being implemented across the EU member states. The EMIR imposes three new requirements on our European operations: (a) report derivatives to a trade repository (b) clear OTC derivatives that have been declared subject to the clearing obligation through a central counterparty and (c) put in place certain risk management procedures for OTC derivative transactions that are not cleared. Reporting requirements came into effect in February 2014. In addition to the EMIR, we expect the FCA will be enforcing the Markets in Financial Instruments Directive II (“MiFID II”) in 2018. Principle areas of impact related to this directive will involve organized trade facilities for trading non-equity products, investor protection, a requirement to supply clients with more information, and pre- and post-trade transparency around non-equity products.

ASIC is continuing the focus on retail over-the-counter (“OTC”) derivative providers, including margin foreign exchanges, and conducting increasing surveillance of this industry. The Australian government has also started the consultation process to tighten the client money protection regime, as part of a wider response to financial system inquiry paper. Recently, the Australian government has enacted new restrictions aimed at increasing protections for retail OTC clients. Among other things, the new law prohibits the use of client money in hedging transactions or as collateral with counterparties in conjunction with OTC products which are not listed on a regulated exchange. Additionally, the new law empowers ASIC to adopt additional rules regarding the reporting and reconciliation of client money. In New Zealand, the Financial Markets Authority (“FMA”) has taken additional steps addressing the misuse of Financial Services Providers Register following the New Zealand Financial Markets Conduct (“FMC”) Act 2013 that became effective in December 2014. FXCM Australia Limited is incorporated in New Zealand and is in the process of exploring options to diminish the regulatory risk and exposure in New Zealand.

The Foreign Account Tax Compliance Act (“FATCA”), enacted in 2010 as part of the Hiring Incentives to Restore Employment Act, imposes a new system of information reporting and a new 30% withholding tax on "withholdable" payments made by U.S. persons and others to foreign financial institutions (“FFI”s) and certain non-financial foreign entities (“NFFE”s) that do not meet the information reporting requirements of FATCA. In certain circumstances, certain of our non-U.S. entities through which payments are made may be required to withhold U.S. tax at a rate of 30% on all, or a portion of, payments made after June 30, 2014. Under FATCA, non-U.S. financial institutions generally will be required to enter into agreements with the U.S. Internal Revenue Service to identify financial accounts held by U.S. persons or entities with substantial U.S. ownership, as well as accounts of other financial institutions that are not themselves participating in, or otherwise exempt from, the FATCA reporting regime. Compliance with FATCA could have a material adverse effect on our business, financial condition and cash flow.

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

The CFTC, NFA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, including contracts for gold, silver, oil and stock indices. As of December 31, 2015, on a separate company basis, we were required to maintain approximately $60.6 million of minimum net capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system.

More recently, the EU has announced that it is in the process of implementing amendments to its Capital Requirements Directive (“CRD IV”), which seeks to strengthen its capital requirements and liquidity rules as well as expand certain reporting obligations. CRD IV legislation was entered into on January 1, 2014 and will gradually be implemented over a period until January 2019. The CRD legislation introduced the concept of a new EU liquidity regime for credit institutions and investment firms. In a recent policy statement the FCA stated that as a result of CRD IV they planned to bring their current liquidity regime to an end and to have it replaced by the new EU liquidity regime. More recently, the FCA have announced that this new regime will not apply to investment firms, like FXCM, without consequential changes having been made to CRD IV. With these changes still not having been made, the FCA are continuing to use their current liquidity regime. The implementation of the new liquidity regime is therefore awaited and is expected during 2016.

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

The NFA has prohibited the availability of credit cards as a payment option for our customers which could adversely affect our business, financial condition and results of operations and cash flows.

On January 31, 2015, the NFA rule to prohibit the use of credit cards to fund customer trading accounts went into effect. Previously, we allowed our customers to use credit cards to fund their accounts with us. Deposits from credit cards, globally, represented 13.1% of total cash deposits in 2015 whereas deposits from credit cards of U.S. customers represented 0.3% of total cash deposits in 2015. The elimination in the availability of credit cards as a means to fund customer accounts, particularly for our customers residing outside the U.S., could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

In October 2015 we reported that we were the victim of a criminal cybersecurity incident involving unauthorized access to customer information. We received an email from a hacker claiming to have unlawful access to customer information. We immediately notified federal law enforcement of this threat and cooperated with federal law enforcement. In addition, we immediately launched a full investigation, working with a leading cybersecurity firm, and that investigation has been concluded. Based on the investigation, the Company identified a small number of unauthorized wire transfers from customer accounts; however, all funds have been returned to the appropriate accounts and the customers have been contacted. We did not find any evidence of an ongoing intrusion into our network or that additional customer information had been stolen from our network as part of the cybersecurity incident. Nevertheless, despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties such as persons who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of confidential information belonging to us or to our customers, or damage to our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations and cash flows. Moreover, these risks have grown in recent years due to increased sophistication and activities of organized crime, hackers, terrorists and other external parties.

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

Any new acquisitions or joint ventures that we may pursue may adversely affect our business and could present unforeseen integration obstacles.

We have completed several significant acquisitions since our inception. We may pursue new acquisitions or joint ventures that could present integration obstacles or costs. The process of integrating the operations of any acquired business with ours may require a disproportionate amount of resources and management attention. Any substantial diversion of management attention or difficulties in operating any of the combined business could affect our ability to achieve operational, financial and strategic objectives. The unsuccessful integration of any of the operations of any acquired business with ours may also have adverse short-term effects on reported operating results and may lead to the loss of key personnel. In addition, customers from any acquired business may react unfavorably to the combination of our businesses or we may be exposed to additional liabilities of any acquired business, both of which could materially adversely affect our revenue and results of operations. In addition, future acquisitions or joint ventures may involve the issuance of additional limited liability company interests in Holdings (“Holdings Units”), or shares of our Class A common stock, which would dilute ownership.

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

For example, we have expanded trading in CFDs and spread betting. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, UK LTD (which is licensed with the FCA in the U.K.) and FXCM Australia Limited ("Australia") (which is licensed with the ASIC) offer and sell CFDs outside the U.S. in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the U.S. by us and are not eligible for resale to U.S. persons. They are not registered with the SEC or any U.S. regulator. CFDs may not be enforceable in the U.S. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 30% of our trading revenues from continuing operations from our CFD business.

Lucid and V3 Markets, LLC subject us to a variety of additional risks.

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

Lucid’s and V3’s revenues and operating results vary significantly from period to period, whether due to movements and trends in the underlying markets, to competitors who are willing to trade more aggressively by decreasing their bid/offer spreads and thereby assuming more risk in order to acquire market share, to fluctuations in trading levels or otherwise. As a result, our revenues and profitability may be subject to significant fluctuations or declines. Lucid and V3 are recorded as held for sale on our consolidated statements of financial condition and the operating results of Lucid and V3 are included in the results from discontinued operations in our consolidated statements of operations.

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

Lucid and V3 have expanded our market making and trading activities into options on selected exchange traded futures and over-the-counter FX. V3 may be exposed to additional risk due to incorrect recording and valuation of inventory as well as market events which impact large and/or illiquid positions. All of the risks that pertain to our FX business also apply to these products, and despite the measures taken to strengthen the risk oversight of V3, we have less experience in these markets and despite a slow and thoughtful expansion, unforeseen events may have an adverse effect on our business, financial condition and results of operation.

As a result of the business of Lucid and V3, we have additional competitors. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and therefore, may be better able to respond and to compete for market share generally. Additionally, our competitors may have better trading algorithms or faster connections which can affect profitability. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially affect our business, financial condition and results of operations and cash flows.

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

We have expanded our principal model offered to smaller retail clients, which will expose us to additional risks, including the risk of material trading losses.

We have expanded our principal model offered to smaller retail clients. In our agency model, when a customer executes a trade with us, we act as a credit intermediary, or riskless principal, simultaneously entering into trades with the customer and the FX market maker. In the principal model, however, we may maintain our trading position if we believe the price may move in our favor and against the customer and not offset the trade with another party. As a result, we may incur trading losses using principal model execution for a variety of reasons, including:

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

We may be unable to effectively manage our growth and retain our customers.

The growth of our business during our short history has placed significant demands on our management and other resources. If our business continues to grow at a rate consistent with our historical growth, we may need to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to expand and upgrade our technology systems and infrastructure to accommodate such increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny.

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2015, we generated approximately 80% of our customer trading volume from customers outside the U.S. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include:

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

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to conduct business locally, we may seek to operate through joint ventures with local firms. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and greater operational risks.

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

We interact with various third parties through our relationships with our prime brokers, white labels and referring brokers. Some of these market participants could be overleveraged. In the event of sudden, large market price movements, such as the events of January 15, 2015, market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, if a systemic collapse in the financial system were to occur, defaults by one or more counterparties could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The decline in short-term interest rates has had an adverse effect on our interest income and revenues.

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our interest income from continuing operations was approximately $1.8 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

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

Our operations in some emerging markets may be subject to the political, legal and economic risks associated with politically unstable and less economically developed regions of the world, including the risks of war, insurgency, terrorism and government appropriation. For example, we do business in countries whose currencies may be less stable than those in our primary markets. Currency instability, government imposition of currency restrictions or capital controls in these countries could impede our operations in the FX markets in these countries. In addition, emerging markets may be subject to exceptionally volatile and unpredictable price movements that can expose customers and brokers to sudden and significant financial loss. Trading in these markets may be less liquid, market participants may be less well capitalized and market oversight may be less extensive, all of which could increase trading risk, particularly in markets for derivatives, commodities and currencies. Substantial trading losses by customers or customer or counterparty defaults, or the prospect of them, in turn, could drive down trading volume in these markets.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2015, 31 financial institutions held our funds and our customer funds of $899.7 million, including $10.8 million classified within assets held for sale. Five financial institutions, including Barclays, Citibank, Signature Bank, Bank Hapoalim and Capital One, held, in aggregate, approximately 62.2% of the total of our funds and our customer funds. Pursuant to current guidelines set forth by the NFA and the CFTC for our U.S.-regulated subsidiaries, we are not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. If any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

As of December 31, 2015, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have had no significant losses due to failure to repay amounts credited to those certain institutional customers.

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

Our reputation may be harmed by, or we may be liable for, improper conduct by our referring brokers, even though we do not control their activities. Referring brokers maintain customer relationships and delegate to us the responsibilities associated with FX and back-office operations. Furthermore, many of our referring brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Under the current NFA rules, we are responsible for the activities of any party that solicits or introduces a customer to us unless such party is a member or associate of the NFA. Although all of our referring brokers are members or associates of the NFA, any disciplinary action taken against our referring brokers in the U.S. and abroad could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows, and, in any event, we may be subject to claims by customers and others concerning the conduct of referring brokers. Under CFTC regulations, referring brokers are required to either meet the minimum net capital requirements applicable to futures and commodity options referring brokers or enter into a guarantee agreement with a CFTC-regulated FX broker, along with a requirement that such referring broker may be a party to only one guarantee agreement at a time. If the referring brokers with whom we currently do business choose to enter into a guarantee agreement, we cannot assure you that such referring brokers will choose to enter into such a guarantee agreement with us, rather than one of our competitors. We would be liable for the solicitation activity and performance of our referring brokers we guarantee. At this time, we have not entered into a guarantee agreement with any of our referring brokers. Additionally, we have relationships with non-U.S. referring brokers who are largely unregulated. This could expose us to greater reputational risk.

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

Risks Relating to Our Indebtedness
We have significant leverage.

As of December 31, 2015, we owe $192.7 million aggregate principal to Leucadia and have $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Convertible Notes”) outstanding. This leverage may have important negative consequences for us and our stockholders, including:

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

Failure to comply with these restrictive covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If Leucadia accelerates the repayment of borrowings, we may not have sufficient assets to repay our debt or it would have a material adverse effect on our business, operations, financial condition and liquidity. See Note 20 “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information on our credit agreement.

The accounting for the Leucadia Letter Agreement may have an adverse effect on our reported financial results.

The Letter Agreement provides that we will pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including sales of assets, dividends or distributions, the sale or indirect sale of Newco, the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. Our obligations under the Letter Agreement are reported at fair value. We estimate the fair value of the Letter Agreement using a combination of approaches, including using the common stock price of FXCM, a guideline public company method as well as a discounted cash flow method, then using an option pricing model for the allocation of enterprise value among various components. Changes in this fair value are recorded each quarter in our Consolidated Statements of Operations. Small changes in assumptions in the models used could materially change the estimated fair value and could materially impact our results in a given period.

We may not have the ability to repay the Convertible Notes when they mature in June 2018.

The Convertible Notes mature on June 15, 2018. At that time, we will be obligated to repay the aggregate principal amount of the Convertible Notes. We may not have enough available cash or be able to obtain financing at that time to meet our repayment obligations. We expect that our principal source of cash flow from operations will be distributions by Newco to FXCM Inc. However, our agreements with Leucadia govern the distributions of cash by Newco to Leucadia and FXCM Inc., and these provisions severely restrict the amount of cash that Newco is permitted to distribute to FXCM Inc. Without access to sufficient cash from Newco to repay the aggregate principal amount of the Convertible Notes, we may default in our repayment obligations under the Convertible Notes. A default could also lead to a default under other agreements governing our existing and future indebtedness. Any such default would have a material adverse effect on the equity value of our business and, therefore, the market price of our Class A common stock.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to purchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or to purchase the Convertible Notes.
Upon the occurrence of a fundamental change (as defined in the Convertible Notes), subject to certain conditions, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of Convertible Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered for purchase upon a fundamental change or to make cash payments in respect of Convertible Notes that are being converted. In addition, our ability to purchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase Convertible Notes at a time when the purchase is required by the indenture or to pay any cash payable on conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under other agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof.

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

Provisions of the Convertible Notes could discourage an acquisition of us by a third party.
Certain provisions of the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Convertible Notes have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to increase the conversion rate upon conversion in connection with certain fundamental change transactions. These provisions could deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price or could limit the price that some investors might be willing to pay in the future for shares of our Class A common stock.

The conditional conversion features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the Convertible Notes are triggered, holders of notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle up to the principal amount of notes being converted through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to classify all or a portion of the outstanding principal of the notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

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
Under Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated statements of financial condition and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.

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

As of December 31, 2015, members of Holdings collectively held approximately 32.1% of the combined voting power of our Class A and Class B common stock. As a result, the members of Holdings have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs as well as matters requiring shareholder approval, including mergers and other material transactions. This concentration of ownership could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Because the members of Holdings hold their ownership interest in our business through Holdings, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Holdings makes distributions to FXCM Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of Holdings may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our initial public offering (“IPO”), whether and when to incur new or refinance existing indebtedness, and whether and when FXCM Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

FXCM Inc. will be required to pay the counterparties to the tax receivable agreement for certain tax benefits it may claim arising in connection with our IPO and related transactions, and the amounts it may pay could be significant.

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions. At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by FXCM Inc. to these parties of 85% of the benefits, if any, that FXCM Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

As of December 31, 2015, we have recorded a valuation allowance against the deferred tax benefit attributable to the increase in tax basis discussed above. As the expected liability under the tax receivable agreement is directly attributable to the tax benefit received, and we expect no tax benefit, during 2015 we wrote down the liability to $0.1 million, the amount due for the 2014 benefit. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement or we have a triggering event as discussed below, as of December 31, 2015 future payments under the tax receivable agreement could aggregate to $146.8 million. The foregoing amount is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events, including the events of January 15, 2015, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to FXCM Inc. by Holdings are not sufficient to permit FXCM Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

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

Anti-takeover provisions in our charter documents, Delaware law and our Amended and Restated Rights Agreement might discourage or delay acquisition attempts for us that you might consider favorable.

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

Additionally, our stockholder rights plan, which was approved by the Company’s Board of Directors to protect our NOLs (as defined below) during the effective period of the rights plan, could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, FXCM Inc. or a large block of our Class A common stock. A third party that acquires 4.9% or more of our Class A common stock could suffer substantial dilution of its ownership interest under the terms of the rights plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

We have a federal net operating loss (“NOL”) of $216.1 million as of December 31, 2015. These NOL carryforwards (expiring in 2032 through 2035) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in FXCM Inc. by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our Class A common stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.61% at December 31, 2015. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

We have an ongoing study of the rolling three-year testing periods. Based upon the elections we have made and the information that has been filed with the Securities and Exchange Commission through March 9, 2016, we have not had a Section 382 ownership change through March 9, 2016.

If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by FXCM Inc. in future periods. There is no assurance that we will be able to fully utilize the NOL and we could be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our result of operations.

We believe that these NOL carryforwards are a valuable asset for us.  Consequently, we have a stockholder rights plan in place, which was approved by the Company’s Board of Directors, to protect our NOLs during the effective period of the rights plan.  Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change.”

The foregoing provisions may adversely affect the marketability of our Class A common stock by discouraging potential investors from acquiring our stock.  In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Some of the analysts who previously covered our company have discontinued coverage, and some have downgraded their recommendation of our company. If any of the analysts who continue to cover or resume covering us in the future downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If additional analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

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

As of December 31, 2015, we had an aggregate of more than 2.99 billion shares of Class A common stock authorized but unissued, including approximately 2.6 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,529,500 shares for issuance under our Amended and Restated 2010 Long-Term Incentive Plan, including, as of December 31, 2015, 732,906 shares issuable upon the exercise of stock options and 13,379 shares issuable upon the vesting of restricted stock units that we have granted to our officers, employees, independent contractors, outside directors and other. See “Item 11. Executive Compensation.” Any Class A common stock that we issue, including under our Amended and Restated 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our company headquarters is located at 55 Water Street, 50th Floor, New York, NY 10041, with other U.S. offices in Plano, TX, Chicago, IL and San Francisco, CA. Outside the U.S., we have offices in London, Paris, Berlin, Milan, Athens, Bulgaria, Hong Kong, Sydney, Melbourne, Tokyo, and multiple offices in China. We lease each of these facilities and do not own any real property. We believe we have adequate office space or will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

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

In January 2014, the equity receiver for a former client of Forex Capital Markets LLC, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies.  In 2014, the trial court denied US’s motions to compel arbitration in New York, or, alternatively, to dismiss the case, based on the arbitration clause and mandatory forum selection clause in its Client Agreement with Revelation. The court of appeals affirmed the trial court’s rulings. In February 2015, US filed for review of these decisions in the Texas Supreme Court, which was denied on January 8, 2016 after briefing on the merits. The court of appeals issued its mandate on January 12, 2016. US is considering its appellate options. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. On September 30, 2015, the parties filed a motion to stay the proceedings pending the conclusion of an arbitration proceeding before the National Futures Association (“NFA”) on these claims, which the district court granted on November 4, 2015.

In February 2014, UK LTD and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK LTD and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK LTD and FSL agreed to pay (a) restitution to affected clients up to $9.9 million and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. In June 2014 and February 2015, UK LTD and FSL paid an additional $1.8 million and $0.7 million, respectively, in restitution to affected clients.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC. The Company has accrued $1.5 million in connection with this matter.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  Following the SNB event, the CFTC initiated an investigation relating to US’s adjusted net capital and minimum financial requirement computations.  US continues to comply with information requests from CFTC.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company intends to vigorously defend the allegations in the complaint.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM's board of directors in the Court of Chancery for the State of Delaware. The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. The complaint alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. The Company and board members intend to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $5.4 million as of December 31, 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on the New York Stock Exchange under the symbol “FXCM.” The following tables set forth, for the previous two fiscal years, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange (adjusted for the impact of the one-for-ten reverse stock split effective on October 1, 2015).

Fiscal 2015	Low	High
First Quarter	$12.80	$172.50
Second Quarter	$12.20	$23.10
Third Quarter	$7.40	$15.40
Fourth Quarter	$5.26	$24.77

Fiscal 2014	Low	High
First Quarter	$145.30	$184.24
Second Quarter	$124.10	$159.70
Third Quarter	$120.50	$166.70
Fourth Quarter	$143.90	$174.40

Our Class B common stock is not publicly traded.

Holders of Record

On March 9, 2016, there were 3 holders of record of our Class A common stock and 25 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

During the year ended December 31, 2015, we did not declare or pay any cash dividends on our Class A common stock. As a result of customer losses on January 15, 2015 and the subsequent financing arrangement we made with Leucadia, we do not expect to declare and pay dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. When determining whether to declare a dividend in the future, in addition to the financing arrangement with Leucadia, our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

During the year ended December 31, 2014, we declared quarterly dividends of $0.60 per share on our outstanding Class A common stock (adjusted for the impact of the one-for-ten reverse stock split that became effective on October 1, 2015). Following is a summary of dividends declared per share of Class A common stock during fiscal year 2014 (in thousands, except per share amounts):

Date of Declaration	Dividend per share	Record Date	Payment Date	Total Amount
March 5, 2014	$0.60	March 21, 2014	April 1, 2014	$2,750
May 7, 2014	$0.60	June 6, 2014	July 1, 2014	$2,752
August 6, 2014	$0.60	September 5, 2014	October 1, 2014	$2,756
November 5, 2014	$0.60	December 19, 2014	December 31, 2014	$2,866

Purchases of Equity Securities by the Issuer

From time to time, in connection with the vesting of stock-based compensation awards, we have received shares of our Class A common stock in consideration of the tax withholdings due upon the vesting of stock-based compensation awards.

The following table sets forth the shares of Class A common stock repurchased by us during the quarter ended December 31, 2015, all of which were in conjunction with the vesting of stock-based compensation awards. None were repurchased as part of any publicly announced program or plan.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 10: October 1, 2015 to October 31, 2015	—	—	n/a	n/a
Month 11: November 1, 2015 to November 30, 2015	—	—	n/a	n/a
Month 12: December 1, 2015 to December 31, 2015	61	$6.76	n/a	n/a
Total	61		n/a

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.’s Class A common stock (the “Stock Repurchase Program”). On November 5, 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. As of December 31, 2015 we had repurchased a total of 5.1 million pre-reverse split shares of our Class A common stock under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

Stock Performance Graph

The following stock performance graph sets forth information comparing the cumulative total return on our Class A common stock from December 31, 2010 through December 31, 2015 with the cumulative total return for the same period of (i) the Russell 2000 Stock Index and (ii) stock comprising an industry peer group identified by us (the “Selected Peer Group Index”), in each case assuming an initial investment of $100 and full dividend reinvestment. The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and comprises the following companies: TD Ameritrade Corporation (AMTD), The Charles Schwab Corporation (SCHW), E*Trade Financial Corporation (ETFC), Gain Capital Holdings, Inc. (GCAP), BGC Partners, Inc. (BGCP), Investment Technology Group (ITG), Factset Research Systems, Inc. (FDS), INTL FCStone, Inc. (INTL), Interactive Brokers Group, Inc. (IBKR), and MSCI, Inc. (MSCI).

The price per share of our Class A common stock has been adjusted on a retroactive basis to reflect the one-for-ten reverse stock split that became effective on October 1, 2015. The comparisons shown in the graph below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands except per share data)
Consolidated Statements of Operations Data
Revenues
Trading revenue	$250,042	$338,779	$351,691	$327,299	$378,270
Interest income	1,827	2,012	2,009	2,639	2,783
Brokerage interest expense	(818)	(592)	(29)	(70)	(218)
Net interest revenue	1,009	1,420	1,980	2,569	2,565
Other income	151,227	10,853	2,303	5,820	12,221
Total net revenues	402,278	351,052	355,974	335,688	393,056
Operating Expenses
Compensation and benefits	93,413	91,761	94,634	95,614	88,439
Referring broker fees	54,827	79,762	82,887	74,265	91,203
Advertising and marketing	14,932	19,554	24,234	28,710	33,412
Communication and technology	33,545	37,051	34,444	32,575	27,935
Trading costs, prime brokerage and clearing fees	3,952	8,513	5,655	3,253	5,271
General and administrative	58,436	53,765	60,360	48,366	56,891
Bad debt expense	256,950	—	—	—	—
Depreciation and amortization	28,331	27,560	29,598	22,442	18,665
Goodwill impairment loss	9,513	—	—	—	—
Total operating expenses	553,899	317,966	331,812	305,225	321,816
Operating (loss) income	(151,621)	33,086	24,162	30,463	71,240
Other Expense
Loss on derivative liability — Letter Agreement	354,657	—	—	—	—
Loss on equity method investments, net	467	420	55	—	—
Interest on borrowings	126,560	12,186	7,673	2,763	—
(Loss) income from continuing operations before income taxes	(633,305)	20,480	16,434	27,700	71,240
Income tax provision	181,198	4,492	5,592	4,457	12,855
(Loss) income from continuing operations	(814,503)	15,988	10,842	23,243	58,385
(Loss) income from discontinued operations, net of tax	(118,294)	3,659	23,994	15,235	396
Net (loss) income	(932,797)	19,647	34,836	38,478	58,781
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(324,595)	8,960	24,850	23,131	46,045
Net (loss) income attributable to other non-controlling interests	(54,273)	(6,464)	(4,846)	6,389	—
Net (loss) income attributable to FXCM Inc.	$(553,929)	$17,151	$14,832	$8,958	$12,736
(Loss) income from continuing operations attributable to FXCM Inc.	$(513,600)	$11,879	$2,627	$5,733	$12,563
(Loss) income from discontinued operations attributable to FXCM Inc.	(40,329)	5,272	12,205	3,225	173
Net (loss) income attributable to FXCM Inc.	$(553,929)	$17,151	$14,832	$8,958	$12,736

Net (loss) income per Class A common share:(1)
Basic:
Continuing operations	$(100.96)	$2.85	$0.80	$2.38	$7.58
Discontinued operations	(7.93)	1.27	3.72	1.34	0.10
Basic net (loss) income attributable to FXCM Inc.	$(108.89)	$4.12	$4.52	$3.72	$7.68

Diluted:
Continuing operations	$(100.96)	$2.70	$0.77	$2.38	$7.58

Discontinued operations	(7.93)	1.20	3.59	1.34	0.10
Diluted net (loss) income attributable to FXCM Inc.	$(108.89)	$3.90	$4.36	$3.72	$7.68

Cash dividends declared per common share(1)	$—	$2.40	$2.40	$2.40	$2.40

Consolidated Statements of Financial Condition Data
Cash and cash equivalents(2)	$214,640	$338,814	$365,245	$272,332	$184,721
Cash and cash equivalents, held for customers(2)	$685,043	$1,331,723	$1,190,880	$1,190,762	$1,046,983
Total assets	$1,230,483	$2,387,427	$2,223,947	$2,065,170	$1,487,133
Customer account liabilities(2)	$685,043	$1,331,723	$1,190,880	$1,190,762	$1,046,983
Senior convertible notes	$157,185	$151,578	$146,303	$—	$—
Credit Agreement	$147,729	$—	$—	$—	$—
Due to related parties pursuant to tax receivable agreement, long-term portion	$—	$145,224	$131,670	$87,271	$63,639
Derivative liability — Letter Agreement	$448,458	$—	$—	$—	$—
Total stockholders’ (deficit) equity	$(278,721)	$643,016	$635,381	$574,915	$293,432
____________________________________
(1) Prior periods adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2) Amounts reflect consolidated totals, including amounts classified as held for sale on the Consolidated Statements of Financial Condition.

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

OVERVIEW

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 20, “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information).

At the time of the SNB announcement over 3,000 of our clients held slightly over $1 billion in open positions on EUR/CHF.  Those same clients held approximately $80.0 million of collateral in their accounts. This SNB action wiped out the account equity of those clients as well as generated debit balances owed to us of $275.1 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one-for-one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our liquidity providers.  When a client profits in the trade, we give the profits to the customer, however, when the client’s loss exceeds its margin, we are required to pay the liquidity provider regardless of whether we collect the loss from the customer.

As a regulated entity, we are required to notify our regulators in a timely manner when any event occurs that adversely impacts clients. When we notified the regulators, they required our regulated entities to supplement their respective net capital on an expedited basis. We explored multiple debt and equity financing alternatives in an effort to meet the regulators’ deadline. The deal with Leucadia was the only financing that we were able to arrange in the very short timeframe we were given by the regulators, and represented the best opportunity for us to continue doing business.

As a result of the SNB event, we have and will be making changes to the way we approach risk. Changes thus far have included the removal of currency pairs from the platform that carry significant risk due to over active manipulation by their respective government (either by a floor, ceiling, peg or band), as well as the adjustment of client margins due to geopolitical risk and volatility. Given what happened with EUR/CHF, the industry is now looking for potentially similar issues especially given the increased global geopolitical risks. Some of these changes will be permanent while others may change as geopolitical risks change. The currency pairs that we have removed, to date, from the platform are not material to our volume or our revenue.

Margin requirements have and/or will be changed as well for several reasons. First, some of the changes are required by regulators. Second, in regards to emerging market currencies, the banks and our liquidity providers increase margin requirements to eliminate any potential risk of large gaps, and we are responding accordingly.  Thirdly, previously liquid western countries currencies, like the DKK, which now carry risk because they are manipulated currencies, have become less liquid. We recognize that we need to maintain higher margin requirements from a risk perspective, but we also understand the importance of margin to our clients, and will be looking for ways to address the need as we go forward.

We anticipate that with the proceeds from the sale of non-core assets and continued earnings we can meet both near and long term obligations of our financing, while preserving the strength of our franchise. Our core business has always been retail FX; it is the majority of our revenue, and will be the focus of the business going forward. We have sold smaller regulated entities that require large sums of capital requirements but offer increasingly low return on capital.

Cybersecurity Incident

In October 2015, we reported that we were the victim of a criminal cybersecurity incident involving unauthorized access to customer information. We immediately launched a full investigation, working with a leading cybersecurity firm, and that investigation has been concluded. Based on the investigation, we identified a small number of unauthorized wire transfers from customer accounts; however, all funds have been returned to the appropriate accounts and the customers have been contacted. We did not find any evidence of an ongoing intrusion into our network or that additional customer information had been stolen from our network as part of the cybersecurity incident. We also cooperated with an investigation by federal law enforcement.

We have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through the year ended December 31, 2015, we incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. We maintain insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. See Note 22 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for more information.

Executive Summary for 2015

Currency volatility in 2015 was relatively consistent throughout the year and nearer to longer term averages for currency volatility as compared to recent years.  The daily JPMorgan Global FX Volatility Index average for the first, second, third and fourth quarters of 2015 was 10.40, 10.07, 9.93 and 9.49, respectively, and the average for the year ended December 31, 2015 was 9.97.

Since January 15, 2015, we have focused on reestablishing the strong competitive position we had prior to January 15.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. As of the end of December 2015, active retail accounts from continuing operations were 177,847, up 6% from the end of January 2015, and retail trading volume for the year ended December 31, 2015 was $3.9 trillion, up 10% from $3.5 trillion for the comparable period in 2014.

•
We significantly reduced the loan balance with Leucadia. Through December 31, 2015, we have made Leucadia loan repayments of $117.3 million, leaving $192.7 million of principal outstanding. In addition, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•	On April 1, 2015, we completed the sale of FXCM Japan Securities Co., Ltd. (“FXCMJ”) to Rakuten Securities, Inc. for a purchase price of approximately $62.0 million.

•
On April 9, 2015, we completed the sale of the operations of Faros Trading LLC (“Faros”) to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros’ results beginning on the closing date and ending on November 30, 2017.

•
On June 26, 2015, we completed the acquisition of certain margin foreign exchange trading accounts from Citibank, N.A. and Citibank International Limited. Client equity acquired was approximately $47.0 million.

•	On September 11, 2015, we completed the sale of FXCM Asia Limited (“HK”) to Rakuten Securities, Inc. for a purchase price of approximately $38.0 million.

•	On December 2, 2015, we completed the sale of the equity trading business of FXCM Securities Limited (“FSL”) to AS Expobank, for a purchase price of $2.3 million.

Our near-term focus:

•
Target significant reduction in the Leucadia debt through non-core asset sales and cash generated through operations. We have identified our investments in FastMatch, Inc. (“FastMatch”), Lucid and V3 as non-core and are in active sales processes for all of these assets.

•	Accelerate the growth of core business through a number of FX and CFD initiatives.

On the latter objective, FXCM specifically is seeking to:

•
Broaden our CFD business with improvements to our back-end system which will allow us to better manage order flow and positions as well as prices and risk with greater accuracy and more efficiently. In October 2015, we launched this technology and upgraded our Index CFD market making technology.

•
Launch single share CFDs, an important market for a number of our customers and one in which we have not had an offering to date. We have now soft launched a single share CFD offering with certain customers and are targeting a broader roll-out in 2016.

•	Further expand the dealing desk model for small retail FX customers who are less interested in an agency FX offering and which may have a favorable effect on our revenue per million.

All of these initiatives reinforce our commitment to providing clients with a best in class FX trading experience.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the year ended December 31, 2015 increased when compared to the year ended December 31, 2014. The daily JPMorgan Global FX Volatility Index was up 38.6% on average in 2015 compared with 2014. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

At the time of our IPO and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.’s Class A common stock pursuant to the Amended and Restated 2010 Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense related to stock options of $1.9 million, $9.9 million and $10.8 million, respectively. Of these amounts, nil, $7.9 million and $8.8 million related to stock options granted at the time of our IPO for the years ended December 31, 2015, 2014 and 2013, respectively. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted Restricted Stock Units (“RSUs”) to employees. For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense related to RSUs of $0.8 million, not material and nil, respectively.

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

Gain (loss) on Derivative Liability — Letter Agreement — We allocated the net proceeds from the Leucadia financing of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. As of December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $448.5 million, and is included in Derivative liability — Letter Agreement on the consolidated statements of financial condition. The change in the fair value of the Letter Agreement each reporting period is recorded in Gain (loss) on derivative liability — Letter Agreement in the consolidated statements of operations. See Note 20 “Leucadia Transaction” in the Notes to Consolidated Financial Statements for further information.

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Leucadia Credit Agreement, the Convertible Notes and borrowings under the Revolving Credit Agreement. On January 20, 2015, the Revolving Credit Agreement was terminated (see Note 21 “Debt” in the Notes to Consolidated Financial Statements).

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings’ operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Newco’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Newco’s operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

Other

Income (loss) from discontinued operations, net of tax — As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Leucadia Credit Agreement. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd., and the equity business of FXCM Securities Limited. The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited and V3 Markets, LLC and our equity interest in FastMatch, Inc. We evaluated the criteria for reporting the results of operations for these entities as discontinued operations and determined that the dispositions qualify for treatment as discontinued operations. As such, the results of operations for these entities are reported in Income (loss) from discontinued operations, net of tax, in the consolidated statements of operations.

Tax expense for discontinued operations for the year ended December 31, 2015 is primarily driven by the establishment of a valuation allowance on the deferred tax assets of Lucid, partially offset by the recording of a benefit associated with the loss for tax purposes on the discontinued operations of HK. For the year ended December 31, 2014, tax expense for discontinued operations is principally driven by recording tax provision associated with the income in discontinued operations for FXCMJ. We also recognized tax expense in conjunction with recording the impact of the Faros Follow-on Payment. This expense was reduced by the tax benefit recorded for Lucid LLP related to recording a deferred tax asset for Lucid’s net operating loss generated through the amortization of goodwill and intangible assets.  For the year ended December 31, 2013, tax expense for discontinued operations was principally related to recording provision for Lucid, FXCMJ, the equity trading business of FSL and tax expense for the impact of the Faros Follow-on Payment.

Amounts for the prior year periods have been reclassified to reflect treatment as discontinued operations. The assets and liabilities of these entities, after evaluating the assets for impairment, have been reclassified to assets and liabilities held for sale as of December 31, 2015, excluding entities that have been sold prior to that date, and December 31, 2014 in the consolidated statements of financial condition.

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

Net income (loss) attributable to other non-controlling interests and allocation of net income to Lucid members for services provided — We consolidate the financial results of Lucid in which we have a 50.1% controlling interest. The 49.9% ownership interest of the non-controlling Lucid members is reflected as follows:

•
The portion of the 49.9% of earnings allocated among the non-controlling members of Lucid based on services provided to Lucid is reported as a component of compensation and benefits expense within Income (loss) from discontinued operations, net of tax in our consolidated statements of operations.

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

Segment Information

Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that that meet certain quantitative thresholds. As a result of the events of January 15, 2015 described above, and the decision to sell certain retail and institutional businesses, the composition of what we previously reported as our Institutional segment has changed significantly, such that the remaining institutional business reported in continuing operations will no longer meet the quantitative criteria for separate reporting. In addition, the remaining institutional business now shares common management strategies, customer support and trading platforms with our retail business. Accordingly, we have concluded that we now operate as a single operating segment.

Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $80.0 million of FXCM Inc.’s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

Since inception of the Stock Repurchase Program in May of 2011 through December 31, 2015, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. No repurchases have been made pursuant to the Stock Repurchase Program since the events of January 15, 2015.

Pursuant to an agreement between FXCM Inc. and Holdings, anytime FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of December 31, 2015, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

The following table sets forth our consolidated statements of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(Amounts in thousands)
Revenues
Trading revenue	$250,042	$338,779
Interest income	1,827	2,012
Brokerage interest expense	(818)	(592)
Net interest revenue	1,009	1,420
Other income	151,227	10,853
Total net revenues	402,278	351,052
Operating Expenses
Compensation and benefits	93,413	91,761
Referring broker fees	54,827	79,762
Advertising and marketing	14,932	19,554
Communication and technology	33,545	37,051
Trading costs, prime brokerage and clearing fees	3,952	8,513
General and administrative	58,436	53,765
Bad debt expense	256,950	—
Depreciation and amortization	28,331	27,560
Goodwill impairment loss	9,513	—
Total operating expenses	553,899	317,966
Operating (loss) income	(151,621)	33,086
Other Expense
Loss on derivative liability — Letter Agreement	354,657	—
Loss on equity method investments, net	467	420
Interest on borrowings	126,560	12,186
(Loss) income from continuing operations before income taxes	(633,305)	20,480
Income tax provision	181,198	4,492
(Loss) income from continuing operations	(814,503)	15,988
(Loss) income from discontinued operations, net of tax	(118,294)	3,659
Net (loss) income	(932,797)	19,647
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(324,595)	8,960
Net loss attributable to other non-controlling interests	(54,273)	(6,464)
Net (loss) income attributable to FXCM Inc.	$(553,929)	$17,151

Other Selected Customer Trading Metrics for Continuing Operations

	Years Ended December 31,
	2015	2014
Customer equity (in millions)	$685	$901
Tradeable accounts	161,632	189,160
Active accounts	177,847	165,285
Daily average trades — retail customers	529,496	396,118
Daily average trades per active account	3.0	2.4
Total retail trading volume(1) (billions)	$3,862	$3,519
Retail trading revenue per million traded(1)	$61	$88
Average retail customer trading volume per day(1) (billions)	$14.9	$13.6
Trading days	259	258

(1) Volume that customers traded in period translated into U.S. dollars.

Highlights — Continuing Operations

Total retail trading volumes increased $343 billion, or 10%, to $3,862 billion for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase stems primarily from an increase in volatility, a higher level of active customers and the follow-on effects from the adoption of a new commission trading model introduced in the third and fourth quarters of 2014 with lower overall trading costs to FXCM customers. The number of total active retail customer accounts at December 31, 2015 was 177,847, an increase of 8% from December 31, 2014.

Revenues from Continuing Operations

	Years Ended December 31,
	2015	2014
	(In thousands)
Revenues:
Trading revenue	$250,042	$338,779
Interest income	1,827	2,012
Brokerage interest expense	(818)	(592)
Net interest revenue	1,009	1,420
Other income	151,227	10,853
Total net revenues	$402,278	$351,052

Trading revenue decreased by $88.7 million, or 26%, to $250.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Revenue from retail FX trading was down $47.9 million and CFD revenue was down $27.7 million. Revenue from retail FX trading for the year ended December 31, 2015 was impacted by lower FX revenue per million resulting from the new commission pricing model introduced in the third and fourth quarters of 2014 and the elimination of payments for order flow, partially offset by revenue from dealing desk execution. Revenue from dealing desk execution was approximately 11.2% of trading revenue for the year ended December 31, 2015. CFD revenue for the year ended December 31, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June and continuing into the month of July. In addition, revenues derived from the trading of institutional customers decreased $13.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, of which $7.5 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015. The remaining decrease is primarily due to decreased volume for FXCM Pro.

Net interest revenue of $1.0 million for the year ended December 31, 2015 was $0.4 million lower than net interest revenue for the year ended December 31, 2014 as low yields continue to impact this revenue stream in addition to higher interest paid on client accounts.
Other income of $151.2 million for the year ended December 31, 2015 primarily consists of the $145.1 million attributable to the net reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement. The remaining $6.1 million of other income primarily consists of $2.6 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and FXCMS, $0.3 million of service fees from FastMatch and $3.2 million of account dormancy and ancilliary fees. Other income of $10.9 million for the year ended December 31, 2014 primarily consists of $2.5 million of account dormancy and ancillary fees and a credit of $7.5 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate.

Operating Expenses from Continuing Operations

	Years Ended December 31,
	2015	2014
	(In thousands)
Operating Expenses:
Compensation and benefits	$93,413	$91,761
Referring broker fees	54,827	79,762
Advertising and marketing	14,932	19,554
Communication and technology	33,545	37,051
Trading costs, prime brokerage and clearing fees	3,952	8,513
General and administrative	58,436	53,765
Bad debt expense	256,950	—
Depreciation and amortization	28,331	27,560
Goodwill impairment loss	9,513	—
Total operating expenses	$553,899	$317,966

Total compensation and employee benefits increased $1.7 million, or 2%, to $93.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Variable compensation increased $15.9 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. The increase was partially offset by a decrease in stock-based compensation expense of $7.1 million, largely due to the full vesting of the IPO stock grant as of December 2014, partially offset by compensation expense related to the RSUs granted in December 2014, lower salary and benefit expense, which was down $5.0 million primarily due to lower headcount, and $2.1 million of increased capitalization of compensation costs for software development.

Referring broker fees decreased $24.9 million, or 31%, to $54.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in referring broker fees is related to the decrease in trading revenue along with reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense decreased $4.6 million, or 24%, to $14.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. For most of 2015 advertising and marketing spend was curtailed as a result of the events of January 15, 2015.

Communication and technology expense decreased $3.5 million, or 10%, to $33.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The net decrease is primarily attributable to $3.1 million of lower platform costs for FastMatch, due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $1.0 million lower licensing and maintenance costs and $1.1 million of lower third party platform fees, partially offset by $1.2 million higher computer consulting costs and $0.6 million of higher market data fees.

Trading costs, prime brokerage and clearing fees decreased $4.6 million, or 54%, to $4.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense increased $4.7 million, or 9%, to $58.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase of $4.7 million is primarily attributable to (i) a reserve of

$6.8 million recorded against an uncollected broker receivable; (ii) $5.7 million of higher professional fees; and (iii) $1.7 million of higher bank fees, partially offset by (iv) charges of $3.6 million related to a put option payment recorded in the year ended December 31, 2014; (v) a charge of $2.5 million for restitution related to trade execution practices prior to August 2010 recorded in the year ended December 31, 2014; (vi) $1.1 million of lower net expense related to regulatory and customer settlements recorded in the year ended December 31, 2014; (vii) $0.8 million for a recovery under a legal settlement; (viii) $0.8 million of lower travel costs; (ix) $0.7 million of lower U.K. local taxes and (x) $0.4 million of lower occupancy costs.

Bad debt expense for the year ended December 31, 2015 was $257.0 million resulting from the events of January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of December 31, 2015, we have recovered approximately $9.8 million, for a net loss after recoveries of $265.4 million. Of this total, $257.0 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense increased $0.8 million, or 3%, to $28.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The $0.8 million increase is primarily attributable to an increase of $2.3 million in amortization expense related to intangibles acquired from customer account acquisitions, partially offset by a decrease in depreciation expense of $1.5 million, primarily related to an impairment charge of $1.1 million recorded in the year ended December 31, 2014 to write down the value of an electronic FX option trading platform. The remaining variance is due to lower depreciation related to fully depreciated assets of $2.5 million, partially offset by an increase of $2.1 million for depreciation of capitalized software.

Goodwill impairment loss was $9.5 million for the year ended December 31, 2015. During the first quarter of 2015, we performed an interim impairment evaluation of goodwill due to the events of January 15, 2015. This evaluation resulted in the recording of goodwill impairment losses of $9.5 million primarily due to a reduction in the implied fair value of certain institutional businesses subsequent to January 15, 2015.

Non-Operating Expenses

Loss on derivative liability — Letter Agreement

As of December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $448.5 million. We recognized a loss of $354.7 million resulting from the Letter Agreement for the year ended December 31, 2015 primarily due to the increase in the estimated fair value of the derivative liability from the date of the Letter Agreement. The loss on derivative liability — Letter Agreement for the year ended December 31, 2015 also includes the issuance fees and costs allocated to the Letter Agreement based on its initial fair value.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Years Ended December 31,
	2015	2014
	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$27,337	$—
Revolving Credit Agreement	38	985
Lucid Promissory Notes	—	178
Convertible Notes	3,881	3,881
Deferred interest expense
Leucadia Credit Agreement	5,789	—
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	65,577	—
Leucadia Credit Agreement issuance fee discount	8,665	—
Convertible Notes	5,607	5,275
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	6,238	—
Leucadia Credit Agreement debt acquisition costs	774	—
Revolving Credit Agreement	1,444	658
Convertible Notes	1,210	1,209
Total interest expense	$126,560	$12,186

The increase in Interest on borrowings of $114.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the Leucadia financing arrangement entered into in January 2015. In addition to contractual interest expense, the Company records deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Amortization related to the original issue discount on the Credit Agreement was $65.6 million for the year ended December 31, 2015. See Note 20, “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.
The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.
The increase in amortization of debt issuance costs related to the Revolving Credit Agreement for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to the repayment of the outstanding balance and termination of the facility on January 20, 2015, which accelerated the amortization of the remaining debt issuance costs.
During the years ended December 31, 2015 and 2014, our weighted average borrowings under the Revolving Credit Agreement were $1.3 million and $36.1 million, respectively, and the weighted average interest rates were 2.92% and 2.74%, respectively. During the years ended December 31, 2015 and 2014, the weighted average borrowings under the Lucid Promissory Notes were nil and $7.9 million, respectively. The Lucid Promissory Notes were paid off in December 2014.

Income Taxes

	Years Ended December 31,
	2015	2014
	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(633,305)	$20,480
Income tax provision	181,198	4,492
Effective tax rate	(28.6)%	21.9%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. Since January 2015, all of Holdings' operations are held by Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Newco’s income is subject to U.S. federal nor most state income tax because the income is attributable to its members and taxed at the member level. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $176.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 which was due predominately to establishing a valuation allowance in the current year against almost all of deferred tax assets of the Company. During the year ended December 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia transaction, it was more likely than not that it would not benefit from the tax deduction attributable to the tax basis step-up for which it owes the members of Holdings under the tax receivable agreement. Additionally, it would not benefit from the tax benefit associated with the losses incurred and other deferred tax assets. Therefore, the Company recorded valuation allowance on its deferred tax assets of $396.6 million due to management’s assessment that their realizability was not more likely than not.

Income (Loss) from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $118.3 million for the year ended December 31, 2015 compared to income of $3.7 million for the year ended December 31, 2014. The net decrease of $122.0 million was primarily driven by (i) goodwill impairment losses of $54.9 million recorded in the first quarter of 2015, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15 and (iii) an intangible asset impairment charge of $5.4 million recorded in the first quarter of 2015 included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. We also recorded a net loss on classification as held for sale of $66.7 million due to decline in the fair value less costs to sell of the assets since classification of the businesses as held for sale. These amounts were offset by $15.0 million of lower depreciation and amortization expense as these expenses ceased upon classification of the businesses as held for sale and a net gain of $7.3 million related to the sales of FXCMJ, HK and the equity trading business of FSL during 2015.

Years Ended December 31, 2014 and 2013

The following table sets forth our consolidated statements of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(Amounts in thousands)
Revenues
Trading revenue	$338,779	$351,691
Interest income	2,012	2,009
Brokerage interest expense	(592)	(29)
Net interest revenue	1,420	1,980
Other income	10,853	2,303
Total net revenues	351,052	355,974
Operating Expenses
Compensation and benefits	91,761	94,634
Referring broker fees	79,762	82,887
Advertising and marketing	19,554	24,234
Communication and technology	37,051	34,444
Trading costs, prime brokerage and clearing fees	8,513	5,655
General and administrative	53,765	60,360
Depreciation and amortization	27,560	29,598
Total operating expenses	317,966	331,812
Operating income	33,086	24,162
Other Expense
Loss on equity method investments, net	420	55
Interest on borrowings	12,186	7,673
Income from continuing operations before income taxes	20,480	16,434
Income tax provision	4,492	5,592
Income from continuing operations	15,988	10,842
Income from discontinued operations, net of tax	3,659	23,994
Net income	19,647	34,836
Net income attributable to non-controlling interest in FXCM Holdings, LLC	8,960	24,850
Net loss attributable to other non-controlling interests	(6,464)	(4,846)
Net income attributable to FXCM Inc.	$17,151	$14,832

Other Selected Customer Trading Metrics for Continuing Operations

	Years Ended December 31,
	2014	2013
Customer equity (in millions)	$901	$726
Tradeable accounts	189,160	142,608
Active accounts	165,285	149,079
Daily average trades — retail customers	396,118	378,314
Daily average trades per active account	2.4	2.5
Total retail trading volume(1) (billions)	$3,519	$3,399
Retail trading revenue per million traded(1)	$88	$97
Average retail customer trading volume per day(1) (billions)	$13.6	$13.2
Trading days	258	258

(1) Volume that customers traded in period translated into U.S. dollars.

Highlights — Continuing Operations

Total retail trading volumes increased $120.0 billion, or 4%, to $3,519 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase stems primarily from a higher level of active customers and the follow-on effects from the adoption of a new commission trading model introduced in the third and fourth quarters of 2014 with lower overall trading costs to FXCM customers. The number of total active retail customer accounts at December 31, 2014 was 165,285, an increase of 11% from December 31, 2013.

Revenues from Continuing Operations

	Years Ended December 31,
	2014	2013
	(In thousands)
Revenues:
Trading revenue	$338,779	$351,691
Interest income	2,012	2,009
Brokerage interest expense	(592)	(29)
Net interest revenue	1,420	1,980
Other income	10,853	2,303
Total net revenues	$351,052	$355,974

Trading revenue decreased by $12.9 million, or 4%, to $338.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from retail FX trading was down $23.5 million while CFD revenue was up $4.0 million. Revenue from retail FX trading for the year ended December 31, 2014 was negatively impacted by historically muted currency volatility and the discontinuation of payments for order flow effective August 1, 2014. Revenues derived from the trading of institutional customers increased $6.6 million for the year ended December 31, 2014, largely related to increased trading on the FastMatch platform.

Net interest revenue decreased $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 as low yields continue to impact this revenue stream.

Other income of $10.9 million for the year ended December 31, 2014 primarily consists of $2.5 million of account dormancy and ancillary fees and a credit of $7.5 million attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate. Other income of $2.3 million for the year ended December 31, 2013 primarily consists of $3.1 million of account dormancy and ancillary fees, partially offset by a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate.

Operating Expenses from Continuing Operations

	Years Ended December 31,
	2014	2013
	(In thousands)
Operating Expenses:
Compensation and benefits	$91,761	$94,634
Referring broker fees	79,762	82,887
Advertising and marketing	19,554	24,234
Communication and technology	37,051	34,444
Trading costs, prime brokerage and clearing fees	8,513	5,655
General and administrative	53,765	60,360
Depreciation and amortization	27,560	29,598
Total operating expenses	$317,966	$331,812

Total compensation and employee benefits decreased $2.9 million, or 3%, to $91.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in salaries and benefits of $3.7 million due to higher average headcount, partially offset by a charge of $3.5 million in connection with the renegotiation of an employee contract recorded in 2013 and lower variable compensation of $3.1 million.

Referring broker fees decreased $3.1 million, or 4%, to $79.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in referring broker fees is correlated with the decrease in indirect volumes for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in indirect volumes is attributable to the decline in currency volatility.

Advertising and marketing expense decreased $4.7 million, or 19%, to $19.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Advertising and marketing spend was curtailed as a result of the low volatility.

Communication and technology expense increased $2.6 million, or 8%, to $37.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is primarily attributable to $4.3 million of higher platform costs for FastMatch, $0.7 million of higher data center charges and $0.3 million higher market data fees, partially offset by $1.5 million of lower third party platform usage costs, $0.9 million lower licensing and maintenance costs and $0.5 million lower network connectivity costs.

Trading costs, prime brokerage and clearing fees increased $2.9 million, or 51%, to $8.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net increase of $2.9 million is primarily attributable to $2.7 million of higher prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense decreased $6.6 million, or 11%, to $53.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $6.6 million decrease is primarily attributable to a charge of $16.6 million recorded in the year ended December 31, 2013 related to a liability established pertaining to ongoing discussions with the FCA regarding trade execution practices prior to August 2010 and lower professional fees of $2.2 million. These decreases were partially offset by (i) an accrual of $2.5 million for additional restitution in 2014 related to trade execution practices prior to August 2010; (ii) charges of $3.6 million related to put option payments for Online Courses (see Note 22 in the Notes to Consolidated Financial Statements); (iii) $1.9 million of regulatory fines and customer settlements; (iv) $1.9 million of higher bank fees; (v) $1.3 million of higher local taxes; (vi) $0.6 million of higher occupancy expenses and (vii) $0.5 million of higher U.K. regulatory fees.

Depreciation and amortization expense decreased $2.0 million, or 7%, to $27.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The $2.0 million decrease is primarily attributable to lower depreciation and amortization of $3.0 million from fully amortized assets and an impairment charge recorded in 2013 of $3.5 million to write down the value of an electronic FX option trading platform, partially offset by an increase in amortization expense of $2.0 million related to capitalized software, a $1.1 million impairment charge in 2014 to write down the value of an electronic FX option trading platform and $1.4 million related to intangible amortization expense for intangibles acquired in 2014 from customer account acquisitions.

Non-Operating Expenses

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Years Ended December 31,
	2014	2013
	(In thousands)
Contractual interest expense
Revolving Credit Agreement	$985	$869
Lucid Promissory Notes	178	405
Convertible Notes	3,881	2,232
Amortization of Debt Discount
Convertible Notes	5,275	2,904
Amortization of Debt Issuance Costs
Revolving Credit Agreement	658	564
Convertible Notes	1,209	699
Total interest expense	$12,186	$7,673

The increase in Interest on borrowings of $4.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to the full-year impact of the Convertible Notes which were issued in June 2013. The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method. The debt issuance costs relating to the Convertible Notes and the Revolving Credit Agreement, included in Other assets on the Consolidated Statements of Financial Condition, are amortized to interest expense on a straight-line basis over the respective terms through maturity.
During the years ended December 31, 2014 and 2013, our weighted average borrowings under the Revolving Credit Agreement were $36.1 million and $34.9 million, respectively, and the weighted average interest rates were 2.74% and 2.43%, respectively. During the years ended December 31, 2014 and 2013, the weighted average borrowings under the Lucid Promissory Notes were $7.9 million and $18.1 million, respectively. The Lucid Promissory Notes were paid off in December 2014.

Income Taxes

	Years Ended December 31,
	2014	2013
	(In thousands, except percentages)
Income from continuing operations before income taxes	$20,480	$16,434
Income tax provision	4,492	5,592
Effective tax rate	21.9%	34.0%

Our operating subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As a result, Holdings’ income is not subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in our consolidated statements of operations.

Accordingly, our effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $1.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our effective tax rate decreased to 21.9% for the year ended December 31, 2014 from 34.0% for the year ended December 31, 2013 primarily due to a decrease in the contingent liability for the payment due under the tax receivable agreement which is treated as a non-taxable item. The tax receivable agreement liability decreased because the projected rate at which we will pay the former Holdings unit holders for the realized tax benefit decreased. Additionally, a higher percentage of our income was foreign income which was taxed at rates lower than the Federal tax rate, thereby lowering our effective tax rate. The above benefit was partially offset by an increase in our ownership in Holdings. The increase in our ownership in Holdings is due to members of Holdings exchanging their membership units for our Class A common stock. Our effective tax rate increases as additional exchanges occur because the portion of Holdings’ income attributable to FXCM Inc., and therefore taxable, increases. The effect of Holdings members’ unit exchanges is partially offset by our Class A common stock repurchases. Anytime we repurchase shares of our Class A common stock, Holdings enters into an equivalent Holdings membership unit transaction with us. The effect of these repurchases decreases our ownership in Holdings and, accordingly, decreases the portion of Holdings’ income attributable to FXCM Inc.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $3.7 million for the year ended December 31, 2014 compared to income of $24.0 million for the year ended December 31, 2013. The net decrease of $20.3 million was primarily driven by a decrease in net earnings from Lucid of $14.6 million due to decreased volatility and less attractive order flow and decreased earnings from FXCMJ, HK and the On Exchange business of FSL driven primarily by lower trading revenue and on exchange fees. Income from discontinued operations, net of tax for both years includes the impact of the Faros Follow-on Payment which was a reversal of $3.7 million in 2014 compared to a reversal of $6.9 million in 2013.

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2015
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Trading revenue	$65,370	$56,247	$59,211	$69,214
Interest income	595	494	416	322
Brokerage interest expense	(229)	(212)	(173)	(204)
Net interest income	366	282	243	118
Other income	1,258	3,053	1,058	145,858
Total net revenues	66,994	59,582	60,512	215,190
Operating Expenses
Compensation and benefits	20,969	23,948	23,457	25,039
Referring broker fees	11,125	13,032	14,601	16,069
Advertising and marketing	4,516	4,116	3,483	2,817
Communication and technology	7,473	7,312	9,243	9,517
Trading costs, prime brokerage and clearing fees	1,005	847	960	1,140
General and administrative	19,202	12,861	12,718	13,655
Bad debt expense	(353)	—	388	256,915
Depreciation and amortization	7,195	7,316	6,800	7,020
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	71,132	69,432	71,650	341,685
Operating loss	(4,138)	(9,850)	(11,138)	(126,495)
Other Income (Expense)
(Loss) gain on derivative liability — Letter Agreement	(99,927)	137,566	(99,867)	(292,429)
Loss on equity method investments, net	168	111	37	151
Interest on borrowings	22,736	28,974	44,291	30,559
(Loss) income from continuing operations before income taxes	(126,969)	98,631	(155,333)	(449,634)
Income tax (benefit) provision	(418)	295	1,559	179,762
(Loss) income from continuing operations	(126,551)	98,336	(156,892)	(629,396)
(Loss) income from discontinued operations, net of tax	(43,379)	18,018	5,665	(98,598)
Net (loss) income	(169,930)	116,354	(151,227)	(727,994)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(49,945)	39,038	(56,313)	(257,375)
Net (loss) income attributable to other non-controlling interests	(15,035)	3,667	897	(43,802)
Net (loss) income attributable to FXCM Inc.	$(104,950)	$73,649	$(95,811)	$(426,817)

(Loss) income from continuing operations attributable to FXCM Inc.	$(85,691)	$64,302	$(98,886)	$(393,325)
(Loss) income from discontinued operations attributable to FXCM Inc.	(19,259)	9,347	3,075	(33,492)
Net (loss) income attributable to FXCM Inc.	$(104,950)	$73,649	$(95,811)	$(426,817)

Net (loss) income per Class A share — Basic and Diluted:(1)(2)
Continuing operations	$(15.75)	$12.10	$(20.30)	$(83.45)
Discontinued operations	(3.54)	1.76	0.63	(7.11)
Net (loss) income attributable to FXCM Inc.	$(19.29)	$13.86	$(19.67)	$(90.56)
____________________________________
(1) Per share amounts for the first and second quarters of 2015 have been retroactively adjusted from per share amounts previously reported to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2) Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

	For the Year Ended December 31, 2014
	(In thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Trading revenue	$93,485	$88,696	$74,427	$82,171
Interest income	519	519	519	455
Brokerage interest expense	(222)	(174)	(138)	(58)
Net interest income	297	345	381	397
Other income	7,964	2,344	279	266
Total net revenues	101,746	91,385	75,087	82,834
Operating Expenses
Compensation and benefits	19,081	23,317	24,371	24,992
Referring broker fees	24,110	20,735	16,111	18,806
Advertising and marketing	3,328	4,067	6,198	5,961
Communication and technology	8,605	10,451	8,662	9,333
Trading costs, prime brokerage and clearing fees	2,567	2,394	1,855	1,697
General and administrative	12,087	14,872	13,340	13,466
Depreciation and amortization	7,054	7,917	6,523	6,066
Total operating expenses	76,832	83,753	77,060	80,321
Operating income (loss)	24,914	7,632	(1,973)	2,513
Other Expense
Loss on equity method investments, net	116	137	81	86
Interest on borrowings	3,065	3,028	3,096	2,997
Income (loss) from continuing operations before income taxes	21,733	4,467	(5,150)	(570)
Income tax provision (benefit)	3,126	1,350	(735)	751
Income (loss) from continuing operations	18,607	3,117	(4,415)	(1,321)
Income (loss) from discontinued operations, net of tax	3,590	(357)	(3,740)	4,166
Net income (loss)	22,197	2,760	(8,155)	2,845
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	7,204	1,538	(2,209)	2,427
Net loss attributable to other non-controlling interests	(767)	(1,170)	(2,868)	(1,659)
Net income (loss) attributable to FXCM Inc.	$15,760	$2,392	$(3,078)	$2,077

Income (loss) from continuing operations attributable to FXCM Inc.	$13,310	$1,956	$(2,595)	$(792)
Income (loss) from discontinued operations attributable to FXCM Inc.	2,450	436	(483)	2,869
Net income (loss) attributable to FXCM Inc.	$15,760	$2,392	$(3,078)	$2,077

Net income (loss) per Class A common share:(1)(2)
Basic:
Continuing operations	$3.01	$0.46	$(0.64)	$(0.20)
Discontinued operations	0.55	0.10	(0.12)	0.73
Basic net income (loss) attributable to FXCM Inc.	$3.56	$0.56	$(0.76)	$0.53

Diluted:
Continuing operations	$2.92	$0.45	$(0.64)	$(0.20)
Discontinued operations	0.54	0.10	(0.12)	0.73
Diluted net income (loss) attributable to FXCM Inc.	$3.46	$0.55	$(0.76)	$0.53
____________________________________
(1) Per share amounts for each of the quarters presented have been retroactively adjusted from per share amounts previously reported to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2) Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in weighted average quarterly shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of December 31, 2015, we had cash and cash equivalents of $214.6 million, including $10.8 million within assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us. Unlike in prior years, due to the events of January 15, 2015 we currently do not intend to permanently reinvest the earnings of our foreign subsidiaries and those earnings are available to be repatriated as needed.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities, as of December 31, 2015:

	As of December 31, 2015
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, L.L.C.	U.S.	$28.3	$43.6	$15.3
Forex Capital Markets Limited	U.K.	$27.6	$76.3	$48.7
FXCM Australia, Ltd.	Australia	$0.7	$12.0	$11.3
Lucid Markets LLP	U.K.	$4.0	$10.9	$6.9

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Years Ended December 31, 2015 and 2014

The following table sets forth a summary of our cash flows for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Cash (used in) provided by operating activities	$(293,345)	$42,118
Cash provided by (used in) investing activities	50,124	(62,768)
Cash provided by financing activities	120,622	1,150
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,575)	(6,931)
Net decrease in cash and cash equivalents	(124,174)	(26,431)
Cash and cash equivalents – end of year	$214,640	$338,814

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the audited consolidated financial statements:

	Years Ended December 31,
	2015	2014

	(In thousands)
Depreciation and amortization	$12,359	$27,385
Equity-based compensation	$1,494	$3,274
Deferred tax expense	$6,181	$1,308
Goodwill impairment losses	$54,865	$—
Impairment losses on held for sale assets	$66,660	$—
Net gain on business dispositions	$7,313	$—
Transaction costs associated with business dispositions	$(7,410)	$—
Gain on Faros Follow-on Payment	$—	$3,672
Loss on equity method investments, net	$1,267	$888
Purchases of office, communication and computer equipment, net	$(338)	$(3,253)
Proceeds from sale of office, communication and computer equipment	$499	$—
Purchases of intangible assets	$—	$(63)
Acquisition of business, net of cash acquired	$—	$(29,251)
Proceeds from business dispositions, net of cash	$65,979	$—

Operating Activities

Details of cash (used in) provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2015	2014
	(In thousands)
EBITDA and Other Adjustments(1)	$(100,203)	$92,779
Non-cash equity-based compensation	4,183	13,047
Non-cash — reduction in tax receivable agreement liability	(145,080)	(7,464)
Net interest payments	(31,297)	(5,020)
Cash received (paid) for taxes	399	(2,329)
All other, net, including net current assets and liabilities	(21,347)	(48,895)
Net cash (used in) provided by operating activities	$(293,345)	$42,118
____________________________________
(1) See Non-GAAP Financial Measures

Cash provided by operating activities decreased $335.5 million to net cash used in operating activities of $293.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is primarily attributable to the net losses we experienced from customer debit balances of $265.4 million resulting from the events of January 15, 2015 and an increase in interest payments of $26.3 million primarily related to the Leucadia Transaction. Cash provided by operating activities for the year ended December 31, 2014 included $16.6 million of restitution and penalty payments related to trade execution practices of UK LTD and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash provided by (used in) investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2015	2014
	(In thousands)
Purchases of office, communication and computer equipment, net	$(17,336)	$(22,202)
Proceeds from sale of office, communication and computer equipment, net	499	—
Purchase of intangible assets	(518)	(9,815)
Acquisition of business, net of cash acquired	—	(29,251)
Proceeds from (issuance of) notes receivable	1,500	(1,500)
Proceeds from business dispositions, net of cash	65,979	—
Net cash provided by (used in) investing activities	$50,124	$(62,768)

Cash provided by investing activities of $50.1 million during the year ended December 31, 2015 consisted primarily of $66.0 million of net proceeds from the sales of FXCMJ, HK and the equity trading business of FSL and proceeds of $1.5 million from the collection of notes receivable, offset by $17.3 million of net capital expenditures. The capital expenditures were primarily for capitalized software.

Cash used in investing activities of $62.8 million during the year ended December 31, 2014 consisted primarily of $19.5 million for the V3 acquisition, $22.2 million of capital expenditures, $9.8 million in payments for the acquisition of customer accounts, and $9.8 million to pay down the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition. Capital expenditures for the year ended December 31, 2014 included $15.6 million of capitalized software, software licenses of $2.3 million and $3.1 million of computer equipment.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2015	2014
	(In thousands)
Distributions to non-controlling members	$(14,507)	$(24,179)
Contributions from other non-controlling members	—	2,540
Dividends paid	—	(11,124)
Proceeds from exercise of stock options	—	11,173
Proceeds from issuance of stock options	321	—
Common stock repurchases	(1)	(2,260)
(Payments on) borrowings under Revolving credit agreement	(25,000)	25,000
Proceeds from the Leucadia Transaction	279,000	—
Payments on borrowings under the Credit Agreement	(117,315)	—
Debt acquisition costs — Credit Agreement	(1,876)	—
Net cash provided by financing activities	$120,622	$1,150

Cash provided by financing activities increased by $119.5 million to $120.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Distributions of $14.5 million for 2015 primarily included distributions of $14.1 million made to other non-controlling interests. Due to the loss incurred on January 15, 2015, Holdings does not anticipate making distributions to its non-controlling members or FXCM Inc. in the foreseeable future, nor does FXCM Inc. expect to pay dividends to its Class A common stockholders in the foreseeable future. During 2015, the outstanding borrowings under the Revolving credit agreement of $25.0 million were paid and the agreement was terminated. During 2015, we received net proceeds from the Leucadia Transaction of $279.0 million and made principal payments of $117.3 million. In addition, we paid debt acquisition costs of $1.9 million related to the Leucadia Transaction. We also entered into an option agreement with a customer in 2015 as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase shares of the Corporation’s Class A common stock. The option was determined to have a fair value on the date of issuance of $0.3 million.

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

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the audited consolidated financial statements:

	Years Ended December 31,
	2014	2013

	(In thousands)
Depreciation and amortization	$27,385	$24,131
Equity-based compensation	$3,274	$3,170
Deferred tax expense	$1,308	$10,700
Gain on Faros Follow-on Payment	$3,672	$6,959
Loss on equity method investments, net	$888	$697
Purchases of office, communication and computer equipment, net	$(3,253)	$(3,318)
Purchases of intangible assets	$(63)	$(50)
Acquisition of business, net of cash acquired	$(29,251)	$(32,312)

Operating Activities

Details of cash provided by operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
	(In thousands)
EBITDA and Other Adjustments(1)	$92,779	$113,262
Non-cash equity-based compensation	13,047	13,959
Non-cash — (reduction) increase in tax receivable agreement liability	(7,464)	1,209
Net interest payments	(5,020)	(3,449)
Cash paid for taxes	(2,329)	(6,936)
All other, net, including net current assets and liabilities	(48,895)	5,527
Net cash provided by operating activities	$42,118	$123,572
____________________________________
(1) See Non-GAAP Financial Measures

Cash provided by operating activities decreased $81.5 million to $42.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decline was primarily attributable to a decline in EBITDA, an increase in net due from broker balances of $20.9 million, of which approximately $17.4 million was due to the funding of prime broker accounts for V3 and $3.5 million was due to the timing of settlements, an increase in time deposits held by FXCMJ of $8.3 million and $16.6 million of restitution and penalty payments related to trade execution practices of UK LTD and FSL in the period from 2006 to 2010.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
Purchases of office, communication and computer equipment, net	$(22,202)	$(23,416)
Purchase of intangible assets	(9,815)	(50)
Acquisition of business, net of cash acquired	(29,251)	(32,312)
Payment for equity investment	—	(3,000)
Issuance of notes receivable	(1,500)	(11,942)
Net cash used in investing activities	$(62,768)	$(70,720)

Cash used in investing activities of $62.8 million for the year ended December 31, 2014 consisted primarily of $19.5 million for the V3 acquisition, $22.2 million of capital expenditures, $9.8 million in payments for the acquisition of customer accounts, and $9.8 million to pay down the Lucid promissory notes issued in connection with the Lucid June 2012 acquisition. Capital expenditures for the year ended December 31, 2014 included $15.6 million of capitalized software, software licenses of $2.3 million and $3.1 million of computer equipment.

Cash used in investing activities of $70.7 million for the year ended December 31, 2013 consisted of capital expenditures of $23.4 million, $28.4 million to pay down the Lucid promissory notes issued in connection with the acquisition of Lucid in June 2012, $3.9 million related to the Faros acquisition, a $3.0 million payment related to our investment in FastMatch, and $11.9 million for the acquisition of notes receivable issued by Infinium Capital Holdings LLC.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2014	2013
Distributions to non-controlling members	$(24,179)	$(14,147)
Contributions from other non-controlling members	2,540	5,650
Dividends paid	(11,124)	(9,602)
Proceeds from exercise of stock options	11,173	22,499
Common stock repurchases	(2,260)	(28,080)
Borrowings under (payments on) Revolving credit agreement	25,000	(85,000)
Proceeds from issuance of senior convertible notes, net	—	166,453
Purchase of convertible note hedges	—	(29,101)
Proceeds from sale of warrants	—	18,571
Net cash provided by financing activities	$1,150	$47,243

Cash provided by financing activities decreased by $46.1 million to $1.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. In June 2013, we received net proceeds of $166.5 million from the issuance of the senior convertible notes and used $80.0 million of the proceeds to pay down outstanding borrowings under the Revolving credit agreement. The $10.0 million increase in distributions to non-controlling members during 2014 compared to 2013 is primarily attributable to a distribution of $20.6 million to the non-controlling members of Lucid during 2014, partially offset by a decrease in distributions to the non-controlling members of Holdings as a result of the decline in net income and the decline in Holdings’ non-controlling interest ownership. The $1.5 million increase in dividends paid to FXCM Inc.’s Class A common stockholders during 2014 compared to 2013 is attributable to the increase in the number of FXCM Inc.’s Class A common shares outstanding due to the non-controlling members of Holdings exchanging their membership units for FXCM Inc.’s Class A common stock and stock option exercises. During the year ended December 31, 2014, net borrowings under the Revolving credit agreement were $25.0 million. In 2013, we made net payments of $85.0 million towards outstanding borrowings under the Revolving credit agreement primarily using the proceeds from the Convertible Debt Offering.

Leucadia Transaction

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”), a newly-formed wholly-owned subsidiary of Holdings, entered into a credit agreement (the “Credit Agreement”) with Leucadia National Corporation (“Leucadia”), as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing enabled us to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, in connection with the Leucadia Credit Agreement and the Fee Letter, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015. The amendments finalized certain terms of the Credit Agreement and Letter Agreement and the terms of the amended agreements were not substantially different from the initial agreements.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015, provides for a $300.0 million two year term loan made by Leucadia to Holdings and Newco. The loan had an initial interest rate of 10% per annum, which has increased by 1.5% per annum each quarter and will continue to increase by 1.5% each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). The net proceeds of the loan ($279.0 million) were used to replace capital in our regulated entities to cover negative client balances and pay down our outstanding revolving credit agreement debt. The Credit Agreement also requires payment of a $10.0 million deferred financing fee.

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

During the year ended December 31, 2015, we paid $117.3 million of principal, of which $10.0 million was applied to the deferred financing fee, and $27.3 million in interest to Leucadia.

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

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next $500 million*	90%	10%
All aggregate amounts thereafter	60%	40%
* Pursuant to the Letter Agreement, this amount was initially set at a range of $500 million to $680 million. As a result of the prepayments made by the Company through April 16, 2015, this amount is $500 million.

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

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $1.3 million and the weighted average interest rate was 2.92%. During the year ended December 31, 2014, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $36.1 million and the weighted average interest rate was 2.74%. During the year ended December 31, 2013, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $34.9 million and the weighted average interest rate was 2.43%.

Senior Convertible Notes due 2018

In June 2013, we issued $172.5 million principal amount of Convertible Notes and received net proceeds of $166.5 million, after deducting the initial purchasers’ discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The Convertible Notes will mature on June 15, 2018. We used $10.5 million of the net proceeds of the offering to fund the net cost of the convertible note hedge and warrant transactions described below, repaid $80.0 million of outstanding borrowings under our Revolving credit agreement and repaid $22.9 million of outstanding promissory notes issued in connection with the Lucid acquisition. We used the remaining net proceeds from the offering for general corporate purposes, including funding the V3 and Faros acquisitions.

Prior to March 15, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date of the Convertible Notes. The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares (after giving effect to the one-for-ten reverse stock split) of FXCM Inc. Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62 (after giving effect to the one-for-ten reverse stock split), which represents an approximately 32.5% conversion premium to the last reported sale price of $141.60 per share of FXCM Inc. Class A common stock on the New York Stock Exchange on May 28, 2013 (after giving effect to the one-for-ten reverse stock split). In addition, following certain corporate transactions that occur prior to the maturity date, FXCM Inc. will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, FXCM Inc. will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, FXCM Inc. will deliver shares of FXCM Inc. Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

In connection with the offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions. The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, the number of shares of FXCM Inc. Class A common stock that will initially underlie the Convertible Notes. The convertible note hedge transactions are intended to reduce the potential dilution and/or offset potential cash payments FXCM Inc. is required to make upon conversion of the Convertible Notes. We also entered into privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of FXCM Inc. Class A common stock as the convertible note hedge transactions. The strike price of the warrant transaction will initially be $212.40 per share (after giving effect to the one-for-ten reverse stock split), which represents an approximately 50.0% premium to the last reported sale price of FXCM Inc. common stock on the New York Stock Exchange on May 28, 2013. The warrant transactions will have a dilutive effect to the extent that the market price per share of FXCM Inc.'s Class A common stock exceeds the applicable strike price of the warrants on the applicable expiration dates of the warrants. The net cost of the convertible note hedge transactions after such cost was partially offset by the warrant transactions proceeds was $10.5 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations (1)	$40,046	$6,649	$13,481	$6,769	$13,147
Leucadia Credit Agreement (2)	229,801	35,277	194,524	—	—
Convertible Notes	182,203	3,881	178,322	—	—
Deferred payment for customer accounts acquisition	4,994	2,012	2,982	—	—
Tax Receivable Agreement (3)	146,790	145	—	—	146,645
Vendor obligations	55	55	—	—	—
Total	$603,889	$48,019	$389,309	$6,769	$159,792
____________________________________
(1) Includes leases that renewed in 2016
(2) Interest is based on the stated step-up coupon rate
(3) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

We use Non-GAAP financial measures to evaluate our operating performance, as well as the performance of individual employees. Management believes that these Non-GAAP measures when presented in conjunction with comparable U.S. GAAP measures are useful to investors to compare FXCM’s results across several periods and facilitate an understanding of FXCM’s operating results. These measures do not represent and should not be considered as a substitute for, or superior to, net income, net income attributable to FXCM Inc. or net income per Class A share or as a substitute for, or superior to, cash flow from operating activities, each as determined in accordance with U.S. GAAP, and our calculations of these measures may not be comparable to similarly entitled measures reported by other companies.

1.
Compensation Expense. Adjustments have been made to eliminate expense relating to stock-based compensation relating to the Company’s IPO as well as costs associated with the acquisition of V3 Markets, LLC. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

2.
Compensation Expense/Lucid Minority Interest. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided within discontinued operations. Adjustments have been made to eliminate this allocation of Lucid’s earnings attributable to non-controlling members. The Company’s management believes that this elimination provides a more meaningful view of the Company’s operating expenses and the Company’s economic arrangement with Lucid’s non-controlling members. This adjustment has no impact on net income as reported by the Company.

3.
Acquisition Costs/Income. Adjustments have been made to eliminate certain acquisition-related costs/income. Given the nature of these items, they are not viewed by management as expenses/income incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these items.

4.
Regulatory and Legal Costs. Adjustments have been made to eliminate certain costs or recoveries (including client reimbursements, professional fees and settlements from lawsuits) associated with ongoing discussions and settling certain regulatory and legal matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

5.
SNB Costs. Adjustments have been made to eliminate certain costs/income (including the net losses associated with client debit balances, costs related to the implementation of a Stockholder Rights Plan and adjustments to the Corporation’s tax receivable agreement contingent liability) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

6.
Gain (loss) on derivative liability — Letter Agreement. An adjustment has been made to eliminate the increase (decrease) in value of the Leucadia Letter Agreement, a component of the financing package provided by Leucadia, which is treated as a derivative under U.S. GAAP.  Management believes eliminating activity related to this line item provides a more meaningful view of our operating performance.

7.
Cybersecurity Incident. An adjustment has been made to eliminate certain costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. Given the non-recurring nature of these expenses, management believes it is useful to provide the effects of eliminating these expenses.

8.
Reserve for Uncollectible Amounts. The Company established a reserve against an uncollected broker receivable. Given the atypical nature of this expense for us, management believes it is useful to provide the effects of eliminating this item.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	For the Years Ended December 31,
	2015			2014			2013
	(In thousands)
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(814,503)	$(118,294)	$(932,797)	$15,988	$3,659	$19,647	$10,842	$23,994	$34,836
EBITDA and Other Adjustments
Depreciation and amortization	28,331	12,359	40,690	27,560	27,385	54,945	29,598	24,131	53,729
Interest on borrowings	126,560	—	126,560	12,186	—	12,186	7,673	—	7,673
Loss on derivative liability — Letter Agreement	354,657	—	354,657	—	—	—	—	—	—
Goodwill and held for sale impairments	9,513	121,525	131,038	—	—	—	—	—	—
Net gain on completed dispositions	—	(7,313)	(7,313)	—	—	—	—	—	—
Income tax provision	181,198	5,764	186,962	4,492	1,509	6,001	5,592	11,432	17,024
EBITDA and Other Adjustments	(114,244)	14,041	(100,203)	60,226	32,553	92,779	53,705	59,557	113,262
Adjustments
Net revenues(2)	(145,079)	—	(145,079)	(7,464)	(3,672)	(11,136)	1,209	(6,959)	(5,750)
Compensation and benefits(3)	—	—	—	7,879	272	8,151	12,289	—	12,289
Allocation of net income to Lucid members for services provided(4)	—	5,064	5,064	—	9,406	9,406	—	21,290	21,290
Communication and technology(5)	—	—	—	—	206	206	—	—	—
General and administrative(6)	11,654	1,453	13,107	7,697	163	7,860	16,908	—	16,908
Bad debt expense(7)	256,950	8,408	265,358	—	—	—	—	—	—
Adjusted EBITDA	$9,281	$28,966	$38,247	$68,338	$38,928	$107,266	$84,111	$73,888	$157,999
________________________________________________________
(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with U.S. GAAP.

(2) Represents the elimination of a $145.1 million benefit in the year ended December 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero, the elimination of a $7.5 million benefit and a $1.2 million charge in the years ended December 31, 2014 and 2013, respectively, attributable to the remeasurement of our tax receivable agreement liability to reflect a revised effective tax rate, and the elimination of benefits of $3.7 million and $7.0 million in the years ended December 31, 2014 and 2013, respectively, to reduce the contingent consideration related to the Faros acquisition recorded in discontinued operations.

(3) Represents the elimination of stock-based compensation associated with the IPO of $7.9 million and $12.3 million in the years ended December 31, 2014 and 2013, respectively, and the elimination of V3 acquisition costs of $0.3 million included in discontinued operations in the year ended December 31, 2014.

(4) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes included in discontinued operations.

(5) Represents the elimination of V3 acquisition costs included in discontinued operations in the year ended December 31, 2014.

(6) Represents the elimination of a $6.8 million charge for a reserve recorded against an uncollected broker receivable, $4.9 million of legal fees resulting from the January 15, 2015 SNB event and other professional fees, including the elimination of the expense related to the Stockholders Rights Plan, $0.7 million of costs related to the cyber incident and a recovery of $0.8 million related to a settlement of a lawsuit, all recorded in continuing operations in the year ended December 31, 2015, and a $1.5 million reserve for restitution related to pre-August 2010 trade execution practices recorded in discontinued operations in the year ended December 31, 2015, the net expense relating to pre-August 2010 trade execution practices and other regulatory fees and fines of $3.5 million and $16.9 million recorded in continuing operations in the years ended December 31, 2014 and 2013, respectively, the elimination of V3 acquisition costs of $0.5 million in continuing operations and $0.2 million in discontinued operations in the year ended December 31, 2014 and $3.6 million of charges related to put option payments for Online Courses recorded in continuing operations in the year ended December 31, 2014.

(7) Represents the net bad debt expense related to client debit balances associated with the January 15, 2015 SNB event.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, business acquisitions, goodwill, other intangible assets, income taxes, litigation contingencies, due to related parties pursuant to tax receivable agreement, derivative liability — Letter Agreement and stock-based compensation.

A summary of our critical accounting policies and estimates is as follows:

Revenue Recognition

We make foreign currency markets for customers trading in FX spot markets. Transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income.

Trading Revenue

Under our retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. Trading revenues earned from commissions and mark-up principally represent the difference between our realized and unrealized foreign currency trading gains or losses on our positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Under our dealing desk, or principal, execution model, revenues earned include the markup on the FX trade and our realized and unrealized foreign currency trading gains or losses on our positions with customers. Trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a commission or a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

Additionally, we earn income from trading in CFDs, rollovers and spread betting. Income or loss on CFDs represents the difference between the realized and unrealized trading gains or losses on our positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that we receive on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis. In 2013 and through August 2014, we earned revenue on order flow. Income earned on order flow represented payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. Our order routing software ensured that payments for order flow did not affect the routing of orders in a manner that was detrimental to our retail customers. We recognized payments for order flow as earned on a trade date basis.

Trading revenues from institutional customers include commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and our Prime of Prime business, which allows these customers to obtain the best execution price from external banks and routes the trades to outside financial institutions that also hold customer account balances for settlement. We receive commission income on these trades without taking any market or credit risk. Revenue earned from institutional customers is recorded on a trade date basis.

We also earn income from market making and electronic trading in the institutional foreign exchange spot and futures markets through Lucid and market making and electronic trading into other asset classes through V3. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis, and is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Business Acquisitions

We account for business acquisitions in accordance with ASC 805, Business Combinations, which requires us to estimate the fair value of assets acquired and liabilities assumed as of the acquisition date. We record any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Management makes significant estimates and judgments when determining the fair values of assets acquired and liabilities assumed, especially intangible assets and their respective useful lives. These estimates and judgments are inherently subjective and can have a material impact on our consolidated financial statements. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

Goodwill

We recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Beginning in the first quarter of 2015 we determined that we operate in a single operating segment, which also represents our reporting unit for purposes of the goodwill impairment test. We perform a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We test for impairment during the fourth quarter of our fiscal year using October 1 carrying values.

The first step of the two-step process involves a comparison of the estimated fair value of our reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of the reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

During the first quarter of 2015, we performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and our plans to sell certain businesses. This assessment resulted in us recording goodwill impairment losses of $9.5 million attributable to continuing operations and $54.9 million attributable to discontinued operations primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The results of our most recent annual goodwill impairment test performed in the fourth quarter of 2015 on our goodwill from continuing operations did not indicate any impairment (see Note 9, “Goodwill” in the Notes to Consolidated Financial Statements for further information). Events such as economic weakness and unexpected significant declines in the operating results of our reporting unit may result in us having to perform a goodwill impairment test prior to our next required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

Other Intangible Assets, net

Other intangible assets, net, classified as held for use include customer relationships recorded from various acquisitions. Intangible assets classified as held for sale primarily include non-compete agreements, an executory contract, trade name and proprietary technology also recorded from various acquisitions.

The useful lives of our intangible assets are based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. The customer relationships are amortized on a straight-line basis over their estimated average useful life of 3 to 9 years. Prior to being classified as held for sale, the non-compete agreements, executory contract, trade name and proprietary technology were amortized on a straight-line basis over their estimated average useful lives of 1 to 9 years, 3 years, 3 years and 4 to 7 years, respectively, however amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. During the first quarter of 2015, we performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and our plans to sell certain businesses. This evaluation resulted in us recording impairment losses of $5.4 million attributable to discontinued operations due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. No additional impairment of finite-lived intangible assets has been identified during the year ended December 31, 2015. There was no impairment of finite-lived intangible assets for the years ended December 31, 2014 or 2013.

Our indefinite-lived intangible asset, an FX trading license, is classified as held for use. Indefinite-lived assets are not amortized but tested for impairment. Our policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on indefinite-lived assets is performed during the fourth quarter of our fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2015, 2014 or 2013.

Income Taxes

Holdings and Newco each operate in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, neither Holdings’ nor Newco’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation and excludes the income attributable to other members whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining the valuation allowance. In evaluating our ability to realize our deferred tax assets, we assess available positive and negative evidence, including historical operating results, ongoing tax planning strategies and expected future earnings on a jurisdiction-by-jurisdiction basis. Any change in our ability to realize our deferred tax assets would result in an increase or decrease in our tax provision in the period in which the assessment is changed.

In addition to U.S. federal and state income taxes, we are subject to Unincorporated Business Tax which is attributable to Holdings’ operations apportioned to New York City. Our foreign subsidiaries are also subject to taxes in the jurisdictions they operate.

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

We currently do not plan to permanently reinvest the earnings of our foreign subsidiaries and therefore do record U.S. income tax expense for the applicable earnings. This treatment could change in the future.

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

Due to Related Parties Pursuant to Tax Receivable Agreement

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions.  At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by FXCM Inc. to these parties of 85% of the benefits, if any, that FXCM Inc. is deemed to realize as a result of the increase in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation expects to benefit from the remaining 15% in cash tax savings. Payments under the tax receivable agreement are based on the tax reporting positions that the Corporation takes in preparing its tax returns.

Holdings records an increase in its deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange and adjusts such amounts annually based on its latest estimate of benefit. To the extent that Holdings estimates that it will not benefit from the increase in basis, based on an analysis that will consider, among other things, its expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance. Based on the Corporation’s current financial position, it has recorded a full valuation allowance in 2015 as it does not expect to benefit from any increase in basis.

As discussed above, the Corporation records 85% of the estimated realizable tax benefit as an increase to the contingent liability due under the tax receivable agreement. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Corporation’s capital. Since the Corporation has recorded a total valuation allowance on the estimated tax benefit, it has correspondingly, written down the contingent liability to zero. However, if certain transactions or events were to occur in the future, the liability no longer stays contingent but rather becomes absolute and the corresponding tax receivable agreement payments could significantly increase. All of the effects to the deferred tax asset of changes in any of the estimates after the tax year of the exchange are reflected in the provision for income taxes.

Derivative liability — Letter Agreement

The Letter Agreement provides that we will pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including sales of assets, dividends or distributions, the sale or indirect sale of Newco, the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. In accordance with the guidance in ASC 815, Derivatives and Hedging, several features under the Letter Agreement are accounted for separately as a derivative liability and reported at fair value. We estimate the fair value of the derivative liability under the Letter Agreement using a combination of approaches, including using the common stock price of FXCM, a guideline public company method as well as a discounted cash flow method, then using an option pricing model for the allocation of enterprise value among various components. The valuation techniques used are sensitive to certain key assumptions, including expected volatility. Changes in the fair value of the derivative liability resulting from the Letter Agreement are recorded each quarter in our Consolidated Statements of Operations. Small changes in the assumptions in the models used could materially change the estimated fair value and could materially impact our results in a given period.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires measurement of equity-based awards, including stock options and restricted stock units, at the grant date fair value of the awards, with the resulting expense recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations based on the number of awards that we expect to vest. Our forfeiture assumption is based primarily on historical experience with regard to employee turnover. We periodically review our actual forfeiture rate, and revise the estimated forfeiture rate to reflect appropriate changes, if any. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period.

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

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 “Significant Accounting Policies and Estimates” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As of December 31, 2015, 1.6% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in British pounds, 1.9% in Japanese Yen, 1.7% in Canadian Dollars, (1.5)% in Hong Kong Dollars, 1.0% in Euros and 2.1% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.3 million in the case of British pounds, $0.3 million for Japanese Yen, $0.3 million for Canadian Dollars, $(0.2) million for Hong Kong Dollars and $0.2 million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at December 31, 2015, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $4.4 million.

We also earn a spread on overnight positions financing (rollovers) and the interest differential our customers earn or pay depending on whether the currency that they purchased is a higher or lower yielding currency relative to the currency that they sold. Currently, interest rate differentials globally are at low levels and we earn a minimal amount of income from our spread on rollovers.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the years ended December 31, 2015 and 2014, we incurred $0.5 million (excluding the events of January 15, 2015) and $0.3 million, respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at December 31, 2015, assuming a 10% reduction in GBP and the EUR and no market liquidity (i.e., counterparties halt trading GBP and EUR), we estimate clients holding long GBP and EUR positions would incur debit balances of approximately $30.6 million and $8.4 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2015, our exposure to our largest institutional counterparties, all major global banking institutions, was 29.2% of total assets and the single largest within the group was 11.9% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of December 31, 2015, our net unhedged exposure to CFD customer positions was 8.4% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of December 31, 2015 would result in a $10.3 million increase in our annual pre-tax loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of December 31, 2015, our net unhedged exposure to FX customer positions was 8.2% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of December 31, 2015 would result in a $10.1 million increase in our annual pre-tax loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the year ended December 31, 2015 was $15.8 million and the maximum intra-day gross position was $79.1 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in an $7.9 million increase in consolidated pre-tax loss.

We hold a 50.1% interest in V3, an entity created with the non-controlling members of Lucid. V3 expands Lucid’s business model into a broader array of financial instruments and provides more robust connectivity to various financial exchanges. V3’s market making and trading activities expose us to market risk. Market risks include price risk, volatility risk, liquidity risk and interest rate risk. Further risks may result from unexpected market reactions to economic data. V3 monitors these risks through risk limits, continuously monitoring positions and hedging strategies. V3’s practices are designed to limit risk exposure assumed to approximately $1.5 million.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2015, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 16.6% of total assets.

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

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2015, we had $60.6 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $142.8 million of capital on a consolidated basis.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.
We have audited the accompanying consolidated statements of financial condition of FXCM Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FXCM Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FXCM Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 11, 2016

FXCM Inc.

Consolidated Statements of Financial Condition

	As of December 31,
	2015	2014
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$203,854	$256,887
Cash and cash equivalents, held for customers	685,043	901,227
Due from brokers	3,781	9,772
Accounts receivable, net	1,636	7,209
Deferred tax asset	—	9,065
Tax receivable	1,766	1,381
Current assets held for sale	233,937	548,506
Total current assets	1,130,017	1,734,047
Deferred tax asset	14	172,619
Office, communication and computer equipment, net	35,891	39,028
Goodwill	28,080	39,242
Other intangible assets, net	13,782	15,338
Notes receivable	7,881	9,381
Other assets	14,818	14,829
Noncurrent assets held for sale	—	362,943
Total assets	$1,230,483	$2,387,427
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Customer account liabilities	$685,043	$901,227
Accounts payable and accrued expenses	38,298	35,189
Revolving credit agreement	—	25,000
Due to brokers	1,073	15,983
Due to related parties pursuant to tax receivable agreement	145	5,352
Current liabilities held for sale	14,510	455,915
Total current liabilities	739,069	1,438,666
Deferred tax liability	719	1,698
Senior convertible notes	157,185	151,578
Credit Agreement	147,729	—
Due to related parties pursuant to tax receivable agreement	—	145,224
Derivative liability — Letter Agreement	448,458	—
Other liabilities	16,044	5,957
Noncurrent liabilities held for sale	—	1,288
Total liabilities	1,509,204	1,744,411
Commitments and Contingencies (See Note 22)
Stockholders’ (Deficit) Equity
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,602,534 and 4,788,994 shares issued and outstanding as of December 31, 2015 and 2014, respectively(1)	56	48
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 25 and 34 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital(1)	267,369	274,139
(Accumulated deficit) retained earnings	(531,550)	22,379
Accumulated other comprehensive income (loss)	1,004	(11,879)
Total stockholders’ (deficit) equity, FXCM Inc.	(263,120)	284,688
Non-controlling interests	(15,601)	358,328
Total stockholders’ (deficit) equity	(278,721)	643,016
Total liabilities and stockholders’ (deficit) equity	$1,230,483	$2,387,427
(1) Prior period adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Revenues
Trading revenue	$250,042	$338,779	$351,691
Interest income	1,827	2,012	2,009
Brokerage interest expense	(818)	(592)	(29)
Net interest revenue	1,009	1,420	1,980
Other income	151,227	10,853	2,303
Total net revenues	402,278	351,052	355,974
Operating Expenses
Compensation and benefits	93,413	91,761	94,634
Referring broker fees	54,827	79,762	82,887
Advertising and marketing	14,932	19,554	24,234
Communication and technology	33,545	37,051	34,444
Trading costs, prime brokerage and clearing fees	3,952	8,513	5,655
General and administrative	58,436	53,765	60,360
Bad debt expense	256,950	—	—
Depreciation and amortization	28,331	27,560	29,598
Goodwill impairment loss	9,513	—	—
Total operating expenses	553,899	317,966	331,812
Operating (loss) income	(151,621)	33,086	24,162
Other Expense
Loss on derivative liability — Letter Agreement	354,657	—	—
Loss on equity method investments, net	467	420	55
Interest on borrowings	126,560	12,186	7,673
(Loss) income from continuing operations before income taxes	(633,305)	20,480	16,434
Income tax provision	181,198	4,492	5,592
(Loss) income from continuing operations	(814,503)	15,988	10,842
(Loss) income from discontinued operations, net of tax	(118,294)	3,659	23,994
Net (loss) income	(932,797)	19,647	34,836
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(324,595)	8,960	24,850
Net loss attributable to other non-controlling interests	(54,273)	(6,464)	(4,846)
Net (loss) income attributable to FXCM Inc.	$(553,929)	$17,151	$14,832

(Loss) income from continuing operations attributable to FXCM Inc.	$(513,600)	$11,879	$2,627
(Loss) income from discontinued operations attributable to FXCM Inc.	(40,329)	5,272	12,205
Net (loss) income attributable to FXCM Inc.	$(553,929)	$17,151	$14,832

Weighted average shares of Class A common stock outstanding:(1)
Basic	5,087	4,164	3,279
Diluted	5,087	4,401	3,396

Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc.:(1)
Basic:
Continuing operations	$(100.96)	$2.85	$0.80
Discontinued operations	(7.93)	1.27	3.72
Basic net (loss) income attributable to FXCM Inc.	$(108.89)	$4.12	$4.52

Diluted:
Continuing operations	$(100.96)	$2.70	$0.77
Discontinued operations	(7.93)	1.20	3.59
Diluted net (loss) income attributable to FXCM Inc.	$(108.89)	$3.90	$4.36

Dividends declared per common share(1)	$—	$2.40	$2.40
(1) Prior periods adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Net (loss) income	$(932,797)	$19,647	$34,836
Other comprehensive income (loss)
Foreign currency translation loss	(4,013)	(11,253)	(9,678)
Realization of cumulative translation adjustment	24,923	—	—
Income tax expense (benefit)	—	108	(108)
Other comprehensive income (loss), net of tax	20,910	(11,361)	(9,570)
Comprehensive (loss) income	(911,887)	8,286	25,266
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(316,552)	4,153	19,323
Comprehensive loss attributable to other non-controlling interests	(54,289)	(6,483)	(4,846)
Comprehensive (loss) income attributable to FXCM Inc.	$(541,046)	$10,616	$10,789

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital(1)	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Equity (Deficit)
					Shares(1)	Dollars(1)	Shares	Dollars
Balance as of January 1, 2013	$393,356	$11,122	$(1,301)	$171,702	3,468,358	$35	43	$1	$574,915
Net income	20,004	14,832	—	—	—	—	—	—	34,836
Other comprehensive loss, net of tax	(5,527)	—	(4,043)	—	—	—	—	—	(9,570)
Comprehensive income (loss)	14,477	14,832	(4,043)	—	—	—	—	—	25,266
Class A common stock
Repurchase of Class A common stock	(9,270)	—	—	(18,808)	(181,580)	(2)	—	—	(28,080)
Equity-based compensation	8,668	—	—	6,631	—	—	—	—	15,299
Dividends on Class A common stock	—	(9,602)	—	—	—	—	—	—	(9,602)
Exchange of Holdings Units to Class A common stock	(53,500)	—	—	53,490	1,009,437	10	(4)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	2	—	—
Stock options exercised	7,777	—	—	14,720	170,271	2	—	—	22,499
Effects of Tax Receivable Agreement	—	—	—	9,441	—	—	—	—	9,441
Equity component of Convertible Note issuance	15,512	—	—	13,589	—	—	—	—	29,101
Sale of warrants	9,899	—	—	8,672	—	—	—	—	18,571
Purchase of Convertible Note hedges	(15,512)	—	—	(13,589)	—	—	—	—	(29,101)
Contributions — other non-controlling interests	5,650	—	—	—	—	—	—	—	5,650
Distributions — non-controlling members	(14,147)	—	—	—	—	—	—	—	(14,147)
Non-controlling interest — Other Adjustment	20	—	—	(20)	—	—	—	—	—
Non-controlling interest Faros Trading LLC	15,569	—	—	—	—	—	—	—	15,569
Balance as of December 31, 2013	378,499	16,352	(5,344)	245,828	4,466,486	45	41	1	635,381
Net income	2,496	17,151	—	—	—	—	—	—	19,647
Other comprehensive loss, net of tax	(4,826)	—	(6,535)	—	—	—	—	—	(11,361)
Comprehensive (loss) income	(2,330)	17,151	(6,535)	—	—	—	—	—	8,286
Class A common stock
Repurchase of Class A common stock	(633)	—	—	(1,627)	(14,599)	—	—	—	(2,260)
Equity-based compensation	7,174	—	—	6,914	16,383	—	—	—	14,088
(1) Prior periods adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.

See accompanying notes to the consolidated financial statements.

FXCM Inc.

		FXCM Inc.
	Non- controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital(1)	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Equity (Deficit)
					Shares(1)	Dollars(1)	Shares	Dollars
Dividends on Class A common stock	—	(11,124)	—	—	—	—	—	—	(11,124)
Exchange of Holdings Units to Class A common stock	(13,090)	—	—	13,088	237,815	2	(6)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	(1)	—	—
Stock options exercised	3,262	—	—	7,910	82,909	1	—	—	11,173
Effects of Tax Receivable Agreement	—	—	—	2,026	—	—	—	—	2,026
Contributions — other non-controlling interests	10,421	—	—	—	—	—	—	—	10,421
Distributions — non-controlling members	(24,975)	—	—	—	—	—	—	—	(24,975)
Balance as of December 31, 2014	358,328	22,379	(11,879)	274,139	4,788,994	48	34	1	643,016
Net loss	(378,868)	(553,929)	—	—	—	—	—	—	(932,797)
Other comprehensive loss, net of tax	8,027	—	12,883	—	—	—	—	—	20,910
Comprehensive (loss) income	(370,841)	(553,929)	12,883	—	—	—	—	—	(911,887)
Class A common stock
Repurchase of Class A common stock	(1)	—	—	—	(61)	—	—	—	(1)
Equity-based compensation	2,083	—	—	2,254	—	—	—	—	4,337
Exchange of Holdings Units to Class A common stock	9,157	—	—	(9,165)	808,672	8	(8)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	(1)	—	—
Stock options issued	123	—	—	198	—	—	—	—	321
Vesting of restricted stock units	57	—	—	(57)	4,929	—	—	—	—
Distributions — non-controlling members	(14,507)	—	—	—	—	—	—	—	(14,507)
Balance as of December 31, 2015	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
(1) Prior periods adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note X.

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(932,797)	$19,647	$34,836
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	40,690	54,945	53,729
Equity-based compensation	4,183	13,047	13,959
Deferred tax expense	187,978	911	11,442
Goodwill impairment losses	64,378	—	—
Impairment losses on held for sale assets	66,660	—	—
Loss on derivative liability — Letter Agreement	354,657	—	—
Gain on Faros Follow-on Payment	—	(3,672)	(6,959)
Loss on disposal of fixed assets	—	10	126
Amortization of deferred bond discount	5,607	5,275	2,904
Amortization of deferred financing cost	2,653	1,867	1,263
Amortization of original issue discount — Credit Agreement	65,577	—	—
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	15,677	—	—
Loss on equity method investments, net	1,734	1,308	752
Net gain on business dispositions	(7,313)	—	—
Transaction costs associated with business dispositions	(7,410)	—	—
Due to related parties pursuant to tax receivable agreement	(145,080)	(7,464)	1,209
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	299,572	(139,351)	1,390
Restricted time deposits	—	(8,341)	—
Trading securities	—	(26)	—
Due from brokers	10,287	(31,847)	2,590
Accounts receivable, net	4,749	(722)	(3,577)
Tax receivable, net	92	1,415	2,142
Other assets	(5,551)	837	1,521
Customer account liabilities	(298,598)	140,843	118
Accounts payable and accrued expenses	(5,465)	(14,563)	15,997
Other liabilities	6,514	491	1,410
Payments for tax receivable agreement	(5,352)	(3,707)	(4,079)
Due to brokers	(15,240)	7,661	(5,842)
Securities sold, not yet purchased	(615)	4,239	—
Foreign currency remeasurement loss	(932)	(685)	(1,359)
Net cash (used in) provided by operating activities	(293,345)	42,118	123,572
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(17,336)	(22,202)	(23,416)
Proceeds from sale of office, communication and computer equipment, net	499	—	—
Purchase of intangible assets	(518)	(9,815)	(50)
Acquisition of business, net of cash acquired	—	(29,251)	(32,312)
Payment for equity investment	—	—	(3,000)
Proceeds from (issuance of) notes receivable	1,500	(1,500)	(11,942)
Proceeds from business dispositions, net of cash	65,979	—	—
Net cash provided by (used in) investing activities	50,124	(62,768)	(70,720)
Cash Flows From Financing Activities
Distributions to non-controlling members	(14,507)	(24,179)	(14,147)
Contributions from other non-controlling members	—	2,540	5,650
Dividends paid	—	(11,124)	(9,602)
Proceeds from exercise of stock options	—	11,173	22,499
Proceeds from issuance of stock options	321	—	—
Common stock repurchases	(1)	(2,260)	(28,080)
Borrowings under Revolving credit agreement	—	65,000	10,000
Payments on borrowings under Revolving credit agreement	(25,000)	(40,000)	(95,000)
Proceeds from issuance of senior convertibles notes, net	—	—	166,453
Purchase of convertible note hedges	—	—	(29,101)
Proceeds from sale of warrants	—	—	18,571
Proceeds from the Leucadia Transaction	279,000	—	—
Payments on borrowings under the Credit Agreement	(117,315)	—	—
Debt acquisition costs — Credit Agreement	(1,876)	—	—
Net cash provided by financing activities	120,622	1,150	47,243
See accompanying notes to the consolidated financial statements.

FXCM Inc.

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,575)	(6,931)	(7,182)
Net (decrease) increase in cash and cash equivalents	(124,174)	(26,431)	92,913
Cash and cash equivalents
Beginning of year	338,814	365,245	272,332
End of year	$214,640	$338,814	$365,245
Supplemental disclosures of cash flow activities
Cash (received) paid for taxes	$(399)	$2,329	$6,936
Cash paid for interest	$31,297	$5,020	$3,449
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$(9,157)	$13,090	$53,500
Notes receivable credited towards consideration for acquisition of business	$—	$11,942	$—
Notes issued for non-controlling interest	$—	$7,881	$—
Deferred payment for purchase of intangible assets	$5,482	$—	$—
Note issued for business acquisition	$—	$—	$15,300
Non-controlling interest – Faros Trading LLC	$—	$—	$15,569
Follow-on contingent liability for business acquisition	$—	$—	$10,631
Supplemental disclosure of non-cash financing activities
Non-cash distribution to non-controlling members	$—	$796	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$12,359	$27,385	$24,131
Equity-based compensation	$1,494	$3,274	$3,170
Deferred tax expense	$6,181	$1,308	$10,700
Goodwill impairment losses	$54,865	$—	$—
Impairment losses on held for sale assets	$66,660	$—	$—
Net gain on business dispositions	$7,313	$—	$—
Transaction costs associated with business dispositions	$(7,410)	$—	$—
Gain on Faros Follow-on Payment	$—	$3,672	$6,959
Loss on equity method investments, net	$1,267	$888	$697
Purchases of office, communication and computer equipment, net	$(338)	$(3,253)	$(3,318)
Proceeds from sale of office, communication and computer equipment	$499	$—	$—
Purchases of intangible assets	$—	$(63)	$(50)
Acquisition of business, net of cash acquired	$—	$(29,251)	$(32,312)
Proceeds from business dispositions, net of cash	$65,979	$—	$—

See accompanying notes to the consolidated financial statements.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization

FXCM Inc. (the “Corporation”), a Delaware holding company incorporated on August 10, 2010, is an online provider of foreign exchange (“FX”) trading, contracts for difference (“CFD”) trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. On January 16, 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation (“Leucadia”) (“the Leucadia Transaction”) (see Note 20). As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

As an online provider of FX trading, CFD trading, spread betting and related services, the Company offers its retail and institutional customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers (“FX market makers”). The Company’s primary offering to retail customers is what is referred to as agency execution or an agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging our positions and eliminating market risk exposure. The Company earns trading revenue from fees charged as a markup to the price provided by the FX market makers or commissions, not trading profit or losses. Beginning in 2015, the Company began offering a dealing desk, or principal, execution model to smaller retail clients. Under the dealing desk model, the Company maintains its trading position and does not offset the trade with another party on a one for one basis.  As a result, the Company may incur trading losses under the dealing desk model from changes in the prices of currencies where the Company is not hedged. Additionally, the Company offers its customers the ability to trade CFDs and spread betting through its United Kingdom (“U.K.”) subsidiaries. CFDs, primarily a dealing desk offering, allow for the exchange of the difference in the value of a particular asset such as a stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. Spread betting allows our customers to bet on the price fluctuations of various financial markets such as FX, indices, oil and metals.

The Company’s trading revenue also includes commission income generated by facilitating spot FX trades on behalf of institutional customers. The Company offers FX trading services to retail FX and CFD brokers, small hedge funds and emerging market banks, on an agency model basis, through its FXCM Pro offering. During 2015, the Company also introduced its Prime of Prime business (“FXCM Prime”) where it provides small and medium sized high frequency trading customers access to prime broker services under the Company’s name. These services allow customers to obtain optimal prices offered by external banks. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services without taking any market or credit risk. The Company, through its 50.1% controlling interest in Lucid Markets Trading Limited, is also an electronic market-maker and trader in the institutional FX market. In addition, through its 50.1% controlling interest in V3 Markets, LLC, the Company has expanded its market making and electronic trading into other asset classes. As discussed below, Lucid Markets Trading Limited and V3 Markets, LLC are included in the Company’s businesses to be disposed of as of December 31, 2015.

Discontinued Operations

During the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd. and the equity trading business of FXCM Securities Limited. The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and the Company’s equity interest in FastMatch, Inc. (“FastMatch”). In April 2015, the Company completed the sale of FXCM Japan Securities Co., Ltd. and Faros Trading LLC. In September 2015, the Company completed the sale of FXCM Asia Limited. In December 2015, the Company completed the sale of the equity trading business of FXCM Securities Limited. The remaining businesses continue to be actively marketed.  As a result, these businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization - (continued)

Reverse Stock Split

On September 29, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation’s issued and outstanding Class A common stock (the “Reverse Stock Split”), as authorized at a special meeting of stockholders held on September 21, 2015. The Reverse Stock Split became effective at the opening of trading on the NYSE on October 1, 2015 (the “Effective Date”). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares was not material.

All references in this Annual Report to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of Class A common stock to additional paid-in capital.

Note 2. Significant Accounting Policies and Estimates

Basis of Presentation

Basis of Consolidation

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
As indicated in Note 1, in January 2015, Holdings transferred its interest in its operating subsidiaries to Newco, a wholly-owned subsidiary of Holdings formed in connection with the Leucadia Transaction. The Leucadia Transaction provided the financing needed in order for the operating subsidiaries of Holdings and Newco to maintain compliance with regulatory capital requirements and continue operations.  The Company determined that Newco is a VIE and concluded that Holdings is the primary beneficiary of Newco since Holdings has the ability to direct the activities of Newco that most significantly impact Newco’s economic performance and the obligation to absorb losses of Newco or the right to receive benefits from Newco that could be significant to Newco. As a result, Holdings consolidates the financial results of Newco.
The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 67.9% and 32.1%, respectively, as of December 31, 2015. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 58.1% and 41.9%, respectively, as of December 31, 2014.
The Company’s consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Newco, LLC	(“Newco”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited**	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited***	(“FSL”)
FXCM Japan Securities Co., Ltd.*	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC*	(“Faros”)
V3 Markets, LLC	(“V3”)

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

*	Sold by the Company in April 2015
**	Sold by the Company in September 2015
***	Sold by the Company in December 2015
Net income or loss attributable to the non-controlling interest in Holdings in the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders. Net income or loss attributable to other non-controlling interests in the consolidated statements of operations represents the portion of net income or loss attributable to the non-controlling interests of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015), V3 and other consolidated entities. Net income or loss attributable to the non-controlling interest in Lucid represents the portion of earnings or loss attributable to the 49.9% economic interest held by Lucid non-controlling members whose allocation among the non-controlling members is not contingent upon services being provided. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid contingent on services provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4). Net income or loss attributable to the non-controlling interests in Faros and V3 represents the portion of earnings or loss attributable to the 49.9% economic interest held by the non-controlling members of Faros (prior to the sale of Faros’ operations in the second quarter of 2015) and V3. Net income or loss attributable to the non-controlling interests in other consolidated entities represents the portion of earnings or loss attributable to the economic interests held by the non-controlling members.
Non-controlling interests in the consolidated statements of financial condition represents the portion of equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities. The allocation of equity to the non-controlling interests is based on the percentage owned by the non-controlling interest in the respective entity. The Company no longer holds its controlling interest in Faros as a result of the sale of Faros’ operations in the second quarter of 2015.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the consolidated statements of operations. For the Company’s equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale on the consolidated statements of financial condition and earnings or losses are included in the determination of Income or loss from discontinued operations, net of tax in the consolidated statements of operations (see Note 7).

Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the actual and expected disposals of the Company’s interests in certain retail and institutional trading businesses have been made to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Discontinued Operations

As discussed in Note 1, during the first quarter of 2015, management committed to a plan to dispose of certain businesses. The Company determined that these businesses represent components pursuant to ASC 205-20, Presentation of Financial Statements — Discontinued Operations (“ASC 205-20”) and are considered held for sale at the reporting date. When viewed as a whole, the disposal of these components represents a strategic shift as contemplated by ASC 205-20 and the results of operations are reported as discontinued operations for all periods presented (see Note 4).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Segments

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. It was determined in the first quarter of 2015 that as a result of the events of January 15, 2015 described in Note 20, and the decision to sell certain institutional assets, the composition of the Company’s previously reported Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company’s retail business. Accordingly, the Company concluded in the first quarter of 2015 that it operates in a single operating segment.

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

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. The Company maintains a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 12). A portion of the balance is not available for general use due to regulatory restrictions in certain jurisdictions. The restricted balances related to continuing operations were $0.4 billion and $0.5 billion as of December 31, 2015 and 2014, respectively. Customer account liabilities related to businesses classified as discontinued operations are included as a component of liabilities held for sale on the consolidated statements of financial condition (see Note 4). The restricted balances related to discontinued operations were nil and $0.4 billion as of December 31, 2015 and 2014, respectively.

Restricted Time Deposits

Restricted time deposits consist of pledged time deposits with original maturities of three months and one year and for which use is contractually restricted. Restricted time deposits are included as a component of assets held for sale on the consolidated statements of financial condition (see Note 4), and recorded at cost, which approximates fair value (see Note 24).

Due from/to Brokers

Due from/to brokers represents the amount of the unsettled spot currency trades that the Company has with financial institutions. Also included in due from/to brokers is the fair value of derivative financial instruments discussed below. The Company has master netting agreements with its respective counterparties which allows the Company to present due from/to brokers on a net-by-counterparty basis in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and ASC 210, Balance Sheet (“ASC 210”). Due from/to brokers related to businesses classified as discontinued operations are included as a component of assets/liabilities held for sale on the consolidated statements of financial condition (see Note 4).

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from/to brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

the consolidated statements of financial condition as either assets or liabilities at fair value. The Company enters into futures contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company’s CFD business are included in Trading revenue in the consolidated statements of operations and gains or losses on hedge trading in the Company’s electronic market making and institutional foreign exchange spot and futures markets and other asset classes are included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 23).

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

When Level 1 inputs are available, those inputs are selected for determination of fair value. To value financial assets and liabilities that are characterized as Level 2 and 3, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the fair value measurement for each financial asset or liability is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement (see Note 24).

Accounts Receivable, net

As of December 31, 2015 and 2014, Accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s FX business, fees receivable from the Company’s white label service to third parties and a broker receivable. Additionally, as of December 31, 2014, Accounts receivable, net includes amounts due from customers related to the Company’s FSL brokerage business, which was sold in December 2015. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. As of December 31, 2015, the reserve netted against receivables in the consolidated statements of financial condition was $6.8 million, which was recorded against an uncollected broker receivable. As of December 31, 2014, the reserve netted against receivables in the consolidated statements of financial condition was not material.

As of December 31, 2015 and 2014, Accounts receivable, net, also includes advances to employees and non-controlling members of Holdings and, additionally, as of December 31, 2014, advances to Lucid non-controlling members and net amounts due from an equity method investee, as described in Note 15.

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

Office, communication and computer equipment, net related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition (see Note 4). Depreciation related to these assets ceased as of the date they were determined to be held for sale and is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Valuation of Other Long-Lived Assets

The Company assesses potential impairments of its other long-lived assets, including office, communication and computer equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Business Acquisitions

The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and records assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company records any excess purchase price over the value assigned to net tangible and identifiable intangible assets of a business acquired as goodwill. Acquisition related costs are expensed as incurred (see Note 5).

Goodwill

The Company recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Beginning in the first quarter of 2015 the Company determined that it operates in a single operating segment, which also represents the reporting unit for purposes of the goodwill impairment test. The Company performs a two-step goodwill impairment review at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. The Company tests for impairment during the fourth quarter of its fiscal year using October 1 carrying values.

The first step of the two-step process involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of the reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and its plans to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million attributable to continuing operations and $54.9 million attributable to discontinued operations primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The results of our most recent annual goodwill impairment test performed in the fourth quarter of 2015 on our goodwill from continuing operations did not indicate any impairment (see Note 9).

Other Intangible Assets, net

Other intangible assets, net, classified as held for use include customer relationships recorded from various acquisitions. Intangible assets classified as held for sale primarily include non-compete agreements, an executory contract, trade name and proprietary technology also recorded from various acquisitions.

The useful lives of these finite-lived intangible assets are based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. The customer relationships are amortized on a straight-line basis over their estimated average useful life of 3 to 9 years. Prior to being classified as held for sale, the non-compete agreements, executory contract, trade name and proprietary technology were amortized on a straight-line basis over their estimated average useful lives of 1 to 9 years, 3 years, 3 years and 4 to 7 years, respectively, however amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. During the first quarter of 2015, we performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and our plans to sell certain businesses. This evaluation resulted in us recording impairment losses of $5.4 million attributable to discontinued operations due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. No additional impairment of finite-lived intangible assets has been identified during the year ended December 31, 2015. There was no impairment of finite-lived intangible assets for the years ended December 31, 2014 or 2013 (see Note 10).

The Company’s indefinite-lived intangible asset, an FX trading license, is classified as held for use. Indefinite-lived assets are not amortized but tested for impairment. The Company’s policy is to test for impairment at least annually or in interim periods if certain events occur indicating that the fair value of the asset may be less than its carrying amount. An impairment test on this indefinite-lived asset is performed during the fourth quarter of the Company’s fiscal year using the October 1st carrying value. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2015, 2014 or 2013 (see Note 10).

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

The Company’s equity method investments from continuing operations are included in Other assets in the consolidated statements of financial condition and its share of the earnings or losses is included in Loss on equity method investments, net in the consolidated statements of operations (see Note 7). The Company’s equity method investments related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition and the share of earnings or losses is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4).

Notes Receivable

Notes receivable represent receivables for notes acquired for cash plus accrued interest. Notes receivable are initially recorded at the amount of cash exchanged plus accrued interest. Interest income on the notes is recorded on an accrual basis and included in Interest income in the consolidated statements of operations. The Company individually assesses its notes receivables for impairment using methods including internally generated cash flow projections to determine if the notes will be repaid under the expected terms of the note agreements. If the Company concludes that the counterparty will not repay a note in accordance with its terms, the Company considers the note impaired and begins recognizing interest income on a cash basis, if any. To measure impairment, the Company calculates the estimated fair value of the collateral. If the estimated fair value of the collateral is less than the carrying value of the note receivable, the Company establishes an impairment reserve for the difference. If it is likely that a note will not be collected based on financial or other business indicators, the Company’s policy is to charge off the note in the period which it deems it uncollectible (see Note 6).

Other Assets

Other assets include prepaid expenses, equity method investments, deposits for rent security and deferred debt costs (see Note 11). Other assets related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition (see Note 4).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, commissions payable, which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, bonuses payable, income taxes payable, and interest due on borrowings (see Note 13). Accounts payable and accrued expenses related to businesses classified as discontinued operations, which includes amounts due to the Lucid non-controlling members for services provided, is included as a component of liabilities held for sale on the consolidated statements of financial condition (see Note 4).

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, represent the Company’s obligations to deliver a specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included as a component of liabilities held for sale on the consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses and included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4). Total unrealized losses related to these securities for the years ended December 31, 2015 and 2014 amounted to $0.1 million and $0.5 million, respectively.

Due to Related Parties Pursuant to Tax Receivable Agreement

Exchanges of Holdings membership units (“Holdings Units”) for the Corporation’s Class A common stock that are executed by the members of Holdings result in transfers of and increases in the tax basis of the tangible and intangible assets of Holdings, primarily attributable to a portion of the goodwill inherent in the business. These transfers and increases in tax basis will increase (for tax purposes) amortization and therefore reduce the amount of tax that the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. Holdings has entered into a tax receivable agreement with the members of Holdings whereby the Corporation has agreed to pay to the exchanging members 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax that the Corporation realizes as a result of these increases in tax basis. The Corporation expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. Payments under the tax receivable agreement will be based on the tax reporting positions that the Corporation takes in preparing its tax returns. The Corporation will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

Holdings records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. To the extent that Holdings estimates that the exchanging members will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, its expectation of future earnings, the Company will reduce the deferred tax asset with a valuation allowance. The Corporation records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the contingent liability due under the tax receivable agreement. Presently, the liability is a contingent liability based on the estimated future earnings of the Corporation and the expected tax benefit realized by the Corporation, but upon certain events such as a change in control or a material breach of the tax receivable agreement, the liability no longer stays contingent but rather becomes absolute. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Corporation’s capital. All of the effects to the deferred tax asset of changes in any of the estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

Convertible Debt Transactions

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with ASC 470, Debt (“ASC 470”). The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component. The Company recognizes the accretion of the resulting discount as part of interest expense in our consolidated statements of operations.

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

Derivative Liability — Letter Agreement

The Company accounts for the Letter Agreement separately from the Credit Agreement. Pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable is a freestanding financial instrument and should be accounted for separately. Based on the Company’s review of the Letter Agreement, the Company concluded that the Letter Agreement is legally detachable from the Credit Agreement because it can be freely transferred. In addition, the Company determined that the Letter Agreement is separately exercisable since payments to the holder of the Letter Agreement are made after the repayment of the Credit Agreement. Accordingly, the Letter Agreement was determined to be a freestanding financial instrument and is accounted for separately from the Credit Agreement. Further, the Company concluded that the legal form of the Letter Agreement is equity. The Company considered the guidance in ASC 480 and determined that the accounting for the Letter Agreement does not fall within the scope of ASC 480 since the Letter Agreement is not mandatorily redeemable and will not require settlement by issuance of a variable number of equity shares. The Company then considered the guidance under ASC 815, and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. Changes in the fair value of the derivative liability resulting from the Letter Agreement are recorded each reporting period in the consolidated statements of operations.

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statements of financial condition dates through the consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in Trading revenue in the consolidated statements of operations. The Company recorded gains (losses) of $2.3 million, $(0.5) million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Revenue Recognition

The Company makes foreign currency markets for customers trading in FX spot markets. FX transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income.

Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of automatically hedging the Company’s positions and eliminating market risk exposure. Trading revenues earned from commissions and mark-up principally represent the difference between the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Under the Company’s dealing desk, or principal, execution model, revenues earned include the markup on the FX trade and the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers. Trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a commission or a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

    Additionally, the Company earns income from trading in CFDs, rollovers and spread betting. Income or loss on CFDs represents the difference between the realized and unrealized trading gains or losses on the Company’s positions and the hedge gains or losses with the other financial institutions. Income or loss on CFDs is recorded on a trade date basis. Income or loss on rollovers is the interest differential customers earn or pay on overnight currency pair positions held and the markup that the Company receives on interest paid or received on currency pair positions held overnight. Income or loss on rollovers is recorded on a trade date basis. Spread betting is where a customer takes a position against the value of an underlying financial instrument moving either upward or downward in the market. Income on spread betting is recorded as earned on a trade date basis. In 2013 and through August 2014, the Company earned revenue on order flow. Income earned on order flow represented payments received from certain FX market makers in exchange for routing trade orders to these firms for execution. The Company’s order routing software ensured that payments for order flow did not affect the routing of orders in a manner that was detrimental to the Company’s retail customers. Payments for order flow were recognized as earned on a trade date basis.

Trading revenues from institutional customers include commission income generated by facilitating spot FX trades on behalf of institutional customers through the services provided by FXCM Pro and FXCM Prime, which allow these customers to obtain the best execution price from external banks and routes the trades to outside financial institutions that also hold customer account balances for settlement. The Company receives commission income on these trades without taking any market or credit risk. Revenue earned from institutional customers is recorded on a trade date basis.

The Company also earns income from market making and electronic trading in the institutional foreign exchange spot and futures markets through Lucid and market making and electronic trading into other asset classes through V3. Income on market making and electronic trading in foreign exchange spot and future currencies represents the spread between the bid and ask price for positions purchased and sold and the change in value of positions purchased and sold. Income on market making is recorded as trading gains, net of trading losses, on a trade date basis, and is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and cash and cash equivalents, held for customers and is recognized in the period earned. Interest income also includes interest on the Notes receivable.

Other Income

Other income primarily includes amounts earned from the sale of market data, account maintenance fees, ancillary fee income, adjustments due to the remeasurement of the tax receivable agreement liability and recovery of accounts receivable previously written off.

For the year ended December 31, 2015, Other income in the consolidated statements of operations primarily consists of $145.1 million attributable to the net reversal of the tax receivable agreement liability. During the first quarter of 2015, the contingent liability under the tax receivable agreement was reduced to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. Other income for 2015 also consists of $2.6 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and FXCMS, $0.3 million of service fees from FastMatch and $3.2 million of account dormancy and ancilliary fees.

For the year ended December 31, 2014, Other income in the consolidated statements of operations primarily consists of $2.5 million of account dormancy and ancillary fees and a credit of $7.5 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised effective tax rate.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

For the year ended December 31, 2013, Other income in the consolidated statements of operations primarily consists of $3.1 million of account dormancy and ancillary fees, partially offset by a charge of $1.2 million attributable to the remeasurement of the tax receivable agreement liability to reflect a revised U.S. federal tax rate.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company’s stock-based compensation expense is measured at the date of grant, based on the estimated fair value of the award, and recognized on a straight-line basis over the requisite service period of the award, net of estimated forfeitures. The fair value of the Company’s non-qualified stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the fair market value of the Corporation’s Class A common stock on the date of grant, adjusted for the present value of dividends expected to be paid on the Corporation’s Class A common stock prior to vesting. Stock-based compensation expense is included in Compensation and benefits in the consolidated statements of operations (see Note 16).

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit and debit card transactions. Regulatory fees are volume-based costs and annual fees charged by certain regulatory authorities and include fines and restitution imposed by regulators from time to time.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Income Taxes

Holdings and Newco each operate in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, neither Holdings’ nor Newco’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation and excludes the income attributable to other members whose income is included in Net income attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets, including net operating losses and income tax credits, are reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized (see Note 25).

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holdings’ operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

In accordance with ASC 740, the Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized. The Company is audited by U.S. federal and state, as well as foreign, tax authorities. In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed. As audit settlements are reached, the Company adjusts the corresponding reserves, if required, in the period in which the final determination is made. While it is difficult to predict the final outcome or timing of a particular tax matter, the Company believes that its reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

We currently do not plan to permanently reinvest the earnings of our foreign subsidiaries and therefore do record U.S. income tax expense for the applicable earnings. This treatment could change in the future.

Recently Adopted Accounting Pronouncement

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU No. 2014-08, a discontinued operation includes the disposal of a major part of an entity’s operations and financial results such as a major line of business, major geographical area of operations, or major equity method investment. ASU No. 2014-08 also raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The Company adopted ASU No. 2014-08 on January 1, 2015 on a prospective basis and applied the guidance to its businesses to be disposed of. Adoption of ASU No. 2014-08 had a material impact on the financial statement presentation and disclosure in the Company’s consolidated financial statements and related notes thereto for all periods presented.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The new revenue standard establishes principles for recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services and allows for either the full retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard by one year. The new effective date is annual reporting periods beginning after December 15, 2017, and

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. The updated standard is effective for the Company’s first quarter of 2018. The Company is currently evaluating the impact of the future adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to explicitly evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company will adopt this standard for its annual period ending December 31, 2016 and is currently evaluating the impact it will have to the disclosures in its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The new standard clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the standard requires an entity to consider all of the stated and implied substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application to all relevant prior periods is permitted. The Company will adopt this standard beginning January 1, 2016 and does not currently expect it to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. ASU No. 2015-02 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The guidance allows for either a modified retrospective approach or full retrospective application. The Company will adopt this guidance beginning January 1, 2016 and does not currently expect it to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized using the effective interest method. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU No. 2015-15 clarifies the guidance in ASU No. 2015-03 regarding the treatment of debt issuance costs related to line-of-credit arrangements. According to ASU No. 2015-15, the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing those costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The guidance in these updates is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Upon adoption, an entity is required to apply the new guidance retrospectively to all prior periods presented in the financial statements and provide certain disclosures about the change in accounting principle. The Company will adopt this guidance retrospectively beginning January 1, 2016 and will change the classification of its debt issuance costs from Other assets to a reduction from the corresponding debt liability.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts in a classified statement of financial position. The guidance in this update is effective for annual periods

FXCM Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

beginning after December 15, 2016, and interim periods within those annual periods. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Earlier application is permitted. The Company chose to early adopt this guidance effective December 31, 2015 using prospective application. Adoption of this standard did not have a material impact on the Company’s consolidated statements of financial condition as of December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance in this update amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The guidance in this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption by public entities is permitted only for certain provisions. The adoption of this standard may result in a cumulative-effect adjustment to the consolidated statement of financial condition as of the beginning of the year of adoption. The Company expects to adopt this guidance beginning January 1, 2018 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

Note 3. Non-Controlling Interests

Holdings

The Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, whenever the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Unit transaction with the Corporation so that at all times the number of shares of Class A common stock is equal to the Corporation’s membership units in Holdings. In addition, whenever the owners of Holdings prior to the initial public offering (“Existing Unit Holders”) (other than the Corporation) exchange their Holdings Units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of Holdings Units to the Corporation.

Changes in the non-controlling and the Corporation’s interests in Holdings for the years ended December 31, 2013, 2014 and 2015 are presented in the following table:

	Controlling Units*	Non- Controlling Units*	Total Units*	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2013	3,468,358	4,693,013	8,161,371	42.5%	57.5%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	1,009,437	(1,009,437)	—	12.3%	(12.3)%	—%
Holdings Units repurchased related to Class A common stock repurchased	(181,580)	—	(181,580)	(0.8)%	0.8%	—%
Exercise of stock options	170,271	—	170,271	0.8%	(0.8)%	—%
Balance as of December 31, 2013	4,466,486	3,683,576	8,150,062	54.8%	45.2%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	237,815	(237,815)	—	2.8%	(2.8)%	—%
Holdings Units repurchased related to Class A common stock repurchased	(14,599)	—	(14,599)	(0.1)%	0.1%	—%
Exercise of stock options	82,909	—	82,909	0.5%	(0.5)%	—%
Issuance under equity-based compensation	16,383	—	16,383	0.1%	(0.1)%	—%
Balance as of December 31, 2014	4,788,994	3,445,761	8,234,755	58.1%	41.9%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	808,672	(808,672)	—	9.8%	(9.8)%	—%
Holdings Units repurchased related to Class A common stock repurchased	(61)	—	(61)	—%	—%	—%
Exercise of restricted stock units	4,929	—	4,929	—%	—%	—%
Balance as of December 31, 2015	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
* Prior periods were adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

Lucid, V3 and Other Non-Controlling Interests

The Company owns controlling interests in Lucid, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company. Lucid and V3 are classified as discontinued operations and the assets and liabilities of Lucid and V3 are classified as held for sale on the consolidated statements of financial condition (see Note 4). The Company no longer holds a controlling interest in Faros as a result of the sale of Faros’ operations in the second quarter of 2015.

Note 4. Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank (“SNB”) releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain retail and institutional businesses in order to pay down the Leucadia debt. The retail businesses are HK, FXCMJ and the equity trading business of FSL. The institutional businesses are Faros, Lucid, V3 and the Company’s equity interest in FastMatch. In April 2015, the Company completed the sales of FXCMJ and Faros. In September 2015, the Company completed the sale of HK. In December 2015, the Company completed the sale of the equity trading business of FSL. The remaining businesses continue to be actively marketed.

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of December 31, 2015. Accordingly, the assets and liabilities of these businesses have been classified as assets and liabilities held for sale in the consolidated statements of financial condition as of December 31, 2015, with similar reclassification of the previously reported amounts.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2015, with similar reclassification of the previously reported amounts.

Completed dispositions

On April 1, 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which includes a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain is included in the consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income was amortized into other income over the nine-month period ending December 31, 2015.  The Company recorded other income for these transitional services of $2.1 million for the year ended December 31, 2015. The terms of the services agreement were finalized during the third quarter of 2015 and provide for the Company to receive a monthly fee for such services beginning January 1, 2016 for a minimum period of nine months.

On April 9, 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros’ results beginning on the closing date and ending on November 30,

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the year ended December 31, 2015.

On September 11, 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain of approximately $12.4 million related to the sale which is included in the consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company’s trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income will be amortized into other income over the nine-month period following the date of sale.  For the year ended December 31, 2015, the Company recorded $0.4 million of other income for these transitional services. Beginning nine months after the date of sale, the Company will receive a monthly fee for such services for a minimum period of nine months.

On December 2, 2015, the Company completed the sale of the equity trading business of FSL to AS Expobank for a cash purchase price of $2.3 million. The Company recognized a net loss of approximately $7.1 million related to the sale, which includes a reversal of $1.5 million of foreign currency translation loss out of accumulated other comprehensive income. The net loss is included in the consolidated statements of operations as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of the equity trading business of FSL, the Company agreed to provide certain transitional services, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. The deferred income will be amortized into other income over the twelve-month period following the date of sale.  For the year ended December 31, 2015, the amount of other income recorded for these transitional services was not material.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the years ended December 31, 2015, 2014 and 2013, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Revenues
Trading revenue	$71,500	$102,455	$117,588
Interest income	272	513	605
Brokerage interest expense	(100)	(122)	(229)
Net interest revenue	172	391	376
Other income	5,700	9,859	15,650
Total net revenues	77,372	112,705	133,614
Operating Expenses
Compensation and benefits	14,708	19,955	10,836
Allocation of net income to Lucid members for services provided	5,064	9,406	21,290
Total compensation and benefits	19,772	29,361	32,126
Referring broker fees	208	1,088	1,344
Advertising and marketing	736	3,112	2,857
Communication and technology	8,248	11,345	3,997
Trading costs, prime brokerage and clearing fees	18,378	25,315	25,166
General and administrative	6,314	9,043	7,870
Bad debt expense	8,408	—	—
Depreciation and amortization	12,359	27,385	24,131
Goodwill impairment loss	54,865	—	—
Total operating expenses	129,288	106,649	97,491
Operating (loss) income	(51,916)	6,056	36,123
Other Expense
Loss on equity method investments, net	1,267	888	697
(Loss) income from discontinued operations before income taxes	(53,183)	5,168	35,426
Net gain on completed dispositions	7,313	—	—
Loss on classification as held for sale before income taxes	(66,660)	—	—
Total (loss) income from discontinuing operations before income taxes*	(112,530)	5,168	35,426
Income tax provision	5,764	1,509	11,432
(Loss) income from discontinued operations, net of tax	$(118,294)	$3,659	$23,994
* Total (loss) income from discontinued operations before income taxes attributable to FXCM Inc. was $(38.7) million, $6.3 million and $23.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of December 31, 2015 and 2014, with amounts in thousands:

	As of December 31,
	2015	2014
Assets
Cash and cash equivalents	$10,786	$81,927
Cash and cash equivalents, held for customers	—	430,496
Restricted time deposits (1)	—	8,341
Due from brokers (2)	22,234	27,552
Accounts receivable, net	178	3,272
Deferred tax asset	—	7,937
Tax receivable	—	1,065
Office, communication and computer equipment, net	1,154	9,166
Goodwill	223,613	284,645
Other intangible assets, net	27,269	42,229
Other assets (3) (4)	15,363	14,819
Loss recognized on classification as held for sale	(66,660)	—
Total assets classified as held for sale on the consolidated statements of financial condition	$233,937	$911,449	**

Liabilities
Customer account liabilities	$—	$430,496
Accounts payable and accrued expenses (5)	10,838	20,850
Due to brokers (6)	—	330
Securities sold, not yet purchased	3,624	4,239
Deferred tax liability	—	1,137
Other liabilities	48	151
Total liabilities classified as held for sale on the consolidated statements of financial condition	$14,510	$457,203	**
____________________________________
** Amounts as of December 31, 2014 are classified as current and noncurrent on the consolidated statement of financial condition.

(1) The time deposits, initially established in July 2014, secured a letter of guarantee on behalf of FXCMJ. The time deposits remained unwithdrawn and were terminated in connection with the sale of FXCMJ in April 2015.

(2) Includes as of December 31, 2015 and 2014: a) derivative assets, net of $0.9 million and $0.6 million, respectively; b) Unsettled spot FX of $0.3 million and $4.9 million, respectively; c) Unsettled common stock of $3.0 million and $3.7 million, respectively; and d) Excess cash collateral of $18.0 million and $18.3 million, respectively.

(3) Includes the Company’s exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and the Intercontinental Exchange, which provide the Company with the right to conduct business on the exchanges. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment. In April 2015, the Company sold all of its shares owned in the Intercontinental Exchange and recognized a gain $0.1 million which is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2015. In October 2015, the Company acquired additional ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid which were recorded at a cost of $1.9 million and $1.8 million, respectively. There were no exchange membership impairments for the year ended December 31, 2015 or 2014. The total cost of ownership interests and shares owned was $4.6 million and $4.8 million, respectively, as of December 31, 2015 and $2.7 million and $3.7 million, respectively, as of December 31, 2014.

(4) Includes as of December 31, 2015 and 2014 the aggregate carrying values of the Company’s equity interests in FastMatch and the V3-related LLC of $5.7 million and $6.9 million, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

(5) Includes as of December 31, 2015 and 2014 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $6.5 million and $8.9 million, respectively.

(6) Comprised of Unsettled spot FX.

Note 5. Business Acquisitions

V3

On January 21, 2014 (the “V3 Acquisition Date”), the Company, through a new entity, V3, created with the non-controlling members of Lucid, completed the acquisition of certain assets of Infinium Capital Holdings LLC (“Infinium”) and certain of its affiliates. The consideration for the acquisition was approximately $32.5 million consisting of cash, assumed liabilities and the credit of $12.1 million of Infinium senior secured notes (the “Infinium Notes”) plus interest held and exchanged by a subsidiary of the Company. The Company holds a controlling 50.1% interest in V3. As a result of management’s commitment in the first quarter of 2015 to dispose of certain businesses, V3 is classified as a discontinued operation and the assets and liabilities of V3 are classified as held for sale on the consolidated statements of financial condition (see Note 4).

The acquisition was accounted for in accordance with ASC 805. The assets acquired and the non-controlling interest were recorded at their estimated fair values in accordance with ASC 820, Fair Value Measurement (“ASC 820”) at the V3 Acquisition Date. Full goodwill of $20.2 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $16.2 million and was determined by the fair value of the consideration. The goodwill is deductible for tax purposes.

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
____________________________________

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisitions - (continued)

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

As a result of management’s commitment in the first quarter of 2015 to dispose of certain businesses, V3 is classified as a discontinued operation and the condensed financial information in the table above is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Faros

On September 20, 2013 (the “Faros Acquisition Date”), the Company acquired a 50.1% controlling interest in Faros, a global leader in foreign exchange intelligence, market coverage, and execution services to the institutional foreign exchange market. As consideration, the Company provided an initial cash payment of $5.0 million (the “Initial Payment”) and a follow-on payment (the “ Follow-on Payment”) to be made in 2015 in an amount to be determined, based on the purchase agreement (the “Faros Purchase Agreement”) estimated at $10.6 million on the Faros Acquisition Date for a total estimated purchase price of $15.6 million. As a result of management’s commitment in the first quarter of 2015 to dispose of certain businesses, Faros is classified as a discontinued operation and the assets and liabilities of Faros are classified as held for sale on the consolidated statements of financial condition. The operations of Faros were sold in April 2015 (see Note 4).

The fair value of the Follow-on Payment is included in Other liabilities in the consolidated statements of financial condition as of December 31, 2013. Changes in the fair value of the Follow-on Payment subsequent to the Faros Acquisition Date are recognized in earnings in the period in which the change is recorded. The Company estimated the fair value of the Follow-on Payment using both a discounted cash flow model and guideline public company model. This fair value

FXCM Inc.

Notes to Consolidated Financial Statements

Note 5. Business Acquisitions - (continued)

measurement is based on significant inputs not observed in the market. The discount rate considered in the assessment of the $10.6 million Follow-on Payment at the Faros Acquisition Date was 25.0%. In December 2013, the Company recorded a reduction to the Follow-on Payment of $6.9 million. In March 2014, the Company reduced the Follow-on Payment by the remaining $3.7 million. Both the $6.9 million decrease and the $3.7 million decrease in the estimated fair value of the Follow-on Payment are recorded in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations. The decline in the estimated fair value of the Follow-on Payment is due to lowering our Faros earnings before income taxes and depreciation (“EBITDA”) estimate. The Company reassessed the Follow-on Payment liability at December 31, 2014 and determined that no Follow-on payment is due under the terms of the Faros Purchase Agreement.

The Acquisition was accounted for in accordance with ASC 805. The assets acquired, liabilities assumed and non-controlling interest were recorded at their estimated fair values in accordance with ASC 820 at the Faros Acquisition Date as summarized in the table below. Full goodwill of $23.0 million was calculated as the fair value of estimated consideration over the estimated fair value of the net assets acquired. The estimated fair value of the non-controlling interest was $15.6 million, and was determined by valuing Faros using a discounted cash flow model and guideline public company model, less the Initial Payment and the Follow-on Payment. The estimate of the fair value of the non-controlling interest is based on an assumed discount rate of 25.0%, long term annual earnings growth rate of 3.0% and assumed adjustments due to the lack of control that market participants would consider when estimating the fair value of the non-controlling interest in Faros. The goodwill is deductible for tax purposes.

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
____________________________________

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

As a result of management’s commitment in the first quarter of 2015 to dispose of certain businesses, Faros is classified as a discontinued operation and the condensed financial information in the table above is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Acquisition-related Costs

For the year ended December 31, 2014, acquisition-related transaction costs for the V3 acquisition were $1.2 million, of which $0.5 million is included in General and administrative expense in the consolidated statements of operations and $0.7 million is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations. For the year ended December 31, 2013, acquisition-related transaction costs for the Faros acquisition were not significant.

Note 6. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest

FXCM Inc.

Notes to Consolidated Financial Statements

Note 6. Notes Receivable - (continued)

income related to the notes receivable was $0.2 million, $0.1 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was no reserve against the notes receivable.

In May 2014, the Company loaned $1.5 million to a retail FX provider. The loan was due in 2017 and bore interest at the rate of 15% per annum, due at the end of each calendar quarter. In February 2015, the principal amount plus accrued interest was repaid to the Company.

Note 7. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company’s equity interest in the FX trading software developer of $2.6 million and $3.1 million as of December 31, 2015 and 2014, respectively, is included as a component of Other assets in the consolidated statements of financial condition. The Company’s share of the loss of the FX trading software developer was $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in Loss on equity method investments, net in the consolidated statements of operations.

The Company has a 34.8% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company’s equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company (“V3-related LLC”) that holds a 17.26% interest in a firm that delivers investment information to investment professionals. Until December 31, 2015, the other members of the V3-related LLC had not consented to the transfer of the 66.3% non-controlling interest to the Company and the investment continued to be accounted for using the equity method. On December 31, 2015, the other members of the V3-related LLC approved a resolution whereby the 66.3% non-controlling interest will be transferred to the Company and, in a related transaction, the assets held by the V3-related LLC will be distributed to its members, including the Company, and the V3-related LLC will be liquidated. This transaction is expected to be completed in the first half of 2016. As discussed in Note 4, V3, including the Company’s equity interest in the V3-related LLC, is classified as a discontinued operation.

The carrying values of the Company's equity interest in FastMatch and the V3-related LLC are included in assets held for sale in the consolidated statements of financial condition. As of December 31, 2015 and 2014, the carrying values of the Company’s equity method investments included in assets held for sale were $5.7 million and $6.9 million, respectively. The Company’s share of the income or loss of FastMatch and the V3-related LLC is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations. Total loss on equity method investments included in Income (loss) from discontinued operations, net of tax was $1.3 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company did not receive any dividend distributions from its equity method investments during the years ended December 31, 2015 and 2014. Dividend distributions from its equity method investments during the year ended December 31, 2013 were not significant.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 8. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net consisted of the following as of December 31, 2015 and 2014, with amounts in thousands:

	As of December 31,
	2015	2014
Computer equipment	$17,637	$20,601
Software	70,750	55,480
Leasehold improvements	10,024	10,095
Furniture and fixtures and other equipment	1,677	2,595
Licenses	3,026	10,993
Communication equipment	1,885	2,445
Total office, communication and computer equipment	104,999	102,209
Less: Accumulated depreciation	(69,108)	(63,181)
Office, communication and computer equipment, net	$35,891	$39,028

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense from continuing operations, including impairments, included in the consolidated statements of operations was $21.3 million, $22.9 million and $24.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Also included in depreciation expense from continuing operations is amortization related to capitalized software development costs of $14.5 million, $12.4 million and $10.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized capitalized software development costs were $24.7 million and $23.9 million as of December 31, 2015 and 2014, respectively.

During 2015 and 2014, the Company disposed of fully depreciated assets from continuing operations of $13.2 million and $4.4 million, respectively. There were no fixed asset impairments for the year ended December 31, 2015. During the year ended December 31, 2013, the Company recorded an impairment of $3.5 million to write down the value of an electronic FX option trading platform and, in 2014, recorded an additional impairment of $1.1 million to write down the remaining value of this asset. The impairment charges are included in Depreciation and amortization expense for continuing operations in the consolidated statements of operations.

Office, communication and computer equipment related to businesses to be disposed of are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above. Depreciation related to these assets ceased as of the date they were determined to be held for sale and is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Note 9. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the first quarter primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The impairment loss is presented as a separate line item in the consolidated statements of operations and included as a component of Loss from continuing operations for the year ended December 31, 2015.

The Company determined the fair value of the reporting unit using a discounted cash flow (“DCF”) analysis. Determining the fair value requires the exercise of significant judgment, particularly related to the appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. In estimating future cash flows, the Company uses its most recent budgets and business plans, and, when applicable, various growth rates are assumed for years beyond the current business plan period. The Company's DCF analysis uses a market participant weighted-average cost of capital in estimating the discount rate. The inputs to the weighted-average cost of capital calculation include the risk-free rate of return,

FXCM Inc.

Notes to Consolidated Financial Statements

Note 9. Goodwill - (continued)

beta, which is a measure of the level of non-diversifiable risk associated with comparable companies, market equity risk premium and a company-specific risk factor.

Due to the negative equity of the reporting unit and the decline in the Company’s share price and market capitalization, the Company performed a qualitative assessment to determine whether it would be necessary to perform the second step of the goodwill impairment test in connection with its annual assessment in the fourth quarter of 2015. Based on the results of the qualitative analysis, it was determined that it is more likely than not that goodwill is impaired and the Company proceeded directly to performing the second step of the goodwill impairment test. In performing the second step, the fair value of the reporting unit was estimated primarily using the income approach. The income approach incorporated the use of a DCF method in which the estimated future cash flows and terminal values for the reporting unit are discounted to a present value using a discount rate. The estimated future cash flows are based on management’s forecasts and projections for the reporting unit which are driven by key assumptions, including revenue growth, operating margins, capital expenditures, non-cash expenses and income tax rate. The discount rate is based on a market participant weighted-average cost of capital and specific characteristics of the reporting unit, including a company-specific risk premium. The Company assessed the reasonableness of the calculated fair value of the reporting unit by comparing the fair value of the reporting unit, adjusted for the fair value of interest-bearing debt and the fair value of the Letter Agreement, to the market capitalization of the Company. An implied control premium was then estimated, which represents the excess of the reporting unit’s fair value less adjustments over the market capitalization. The Company allocated the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination to determine the implied fair value of goodwill. No impairment of goodwill was identified as a result of this analysis.

Changes in goodwill for the year ended December 31, 2015 are presented in the following table and reflect the Company’s single operating segment, with amounts in thousands:

Balance as of January 1, 2015*	$39,242
Impairment of goodwill	(9,513)
Foreign currency translation and other adjustments	(1,649)
Balance at December 31, 2015	$28,080

* Goodwill of $284.6 million was transferred to assets held for sale at December 31, 2014 (see Note 4).

Note 10. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2015 and 2014, with amounts in thousands:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(21,223)	$14,237	$29,460	$(15,040)	$14,420
Foreign currency translation adjustment	(1,910)	855	(1,055)	(500)	818	318
Total finite-lived intangible assets	33,550	(20,368)	13,182	28,960	(14,222)	14,738
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$34,150	$(20,368)	$13,782	$29,560	$(14,222)	$15,338

In June 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million (“Threshold”). Additional cash consideration (“Contingent

FXCM Inc.

Notes to Consolidated Financial Statements

Note 10. Other Intangible Assets, net - (continued)

Consideration”) is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

Customer relationships are amortized on a straight-line basis over three to nine years which approximates the weighted-average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense from continuing operations included in the consolidated statements of operations was $7.0 million, $4.7 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015 and 2014, there were disposals of fully amortized intangible assets from continuing operations of nil and $8.1 million, respectively.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale and is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million during the first quarter due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. No additional impairment of intangible assets has been identified as of December 31, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the year ended December 31, 2015.

Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2015 is as follows, with amounts in thousands:

Year Ending December 31,
2016	$7,273
2017	4,069
2018	1,480
2019	360
2020	—
Thereafter	—
$13,182

Note 11. Other Assets

Other assets were comprised of the following as of December 31, 2015 and 2014, with amounts in thousands:

	As of December 31,
	2015	2014
Prepaid expenses	$5,807	$5,239
Equity method investments	2,603	3,070
Deferred debt issuance costs	3,396	5,582
Deposits	2,727	862
Other	285	76
Total	$14,818	$14,829
Other assets related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above (see Note 4).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 12. Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions. This includes cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $685.0 million and $901.2 million as of December 31, 2015 and 2014, respectively. These amounts exclude customer account liabilities related to businesses classified as discontinued operations, which are included as a component of liabilities held for sale on the consolidated statements of financial condition (see Note 4).

Note 13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2015 and 2014, with amounts in thousands:

	As of December 31,
	2015	2014
Operating expenses payable	$16,529	$14,857
Commissions payable	8,671	11,858
Bonus payable	11,551	6,812
Income tax payable	1,375	1,441
Interest due on borrowings	162	202
Other	10	19
Total	$38,298	$35,189

Accounts payable and accrued expenses related to businesses classified as discontinued operations are included as a component of liabilities held for sale on the consolidated statements of financial condition and are not included in the table above (see Note 4).

Note 14. Earnings per Share

On October 1, 2015, the Company effected a one-for-ten reverse stock split of the Corporation’s issued and outstanding Class A common stock (see Note 1). As a result, all references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for all prior periods presented, unless otherwise noted.

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation’s loss from continuing operations for the year ended December 31, 2015, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for the year ended December 31, 2015.

In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. The Company’s unvested restricted stock units (“RSUs”) do not contain rights to dividends or dividend equivalents. As a result, unvested RSUs are not considered participating securities and are therefore not required to be included in computing basic EPS under the two-class method. The shares of Class B common stock do not share in the earnings of the Company and are not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings per Share - (continued)

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of FXCM Inc. The option has a strike price of $22.50. For the year ended December 31, 2015, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 749,856, 100,299 and 42,600 for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded because they were antidilutive under the treasury method.

In June 2012, the Company issued 720,000 shares of the Corporation’s Class A common stock in connection with the Lucid acquisition subject to the achievement of certain targets related to the financial performance of Lucid (the “Profit Targets”) over a three-year term. In accordance with ASC 260, the anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. The shares are considered for inclusion in diluted EPS prior to issuance if all necessary conditions have been satisfied by the end of the period. The Lucid sellers achieved the Profit Targets for the first anniversary shares during the quarter ended June 30, 2013 and received 120,000 shares which are included in the computation of basic and diluted EPS for the year ended December 31, 2013. The Lucid sellers achieved the Profit Targets for the second anniversary shares during the quarter ended June 30, 2014 and received 300,000 shares which are included in the computation of basic and diluted EPS for the year ended December 31, 2014. The Lucid sellers achieved the Profit Targets for the third anniversary shares during the quarter ended June 30, 2015 and received 300,000 shares which are included in the computation of basic and diluted EPS for the year ended December 31, 2015.

As described in Note 21, in June 2013 FXCM Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation’s Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation’s Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation’s Class A common stock that is necessary to settle such excess is considered issued. For the year ended December 31, 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.
As described in Note 21, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the year ended December 31, 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.
Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. During the years ended December 31, 2015, 2014 and 2013, certain members of Holdings exchanged 0.8 million, 0.2 million and 1.0 million, respectively, of their Holdings Units on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands, except per share data:

	For the Years Ended December 31,
	2015	2014	2013
Basic and diluted net (loss) income per share of Class A common stock:
Numerator
(Loss) income from continuing operations attributable to FXCM Inc.	$(513,600)	$11,879	$2,627
(Loss) income from discontinued operations attributable to FXCM Inc.	(40,329)	5,272	12,205
Net (loss) income available to holders of Class A common stock	(553,929)	17,151	14,832
Earnings allocated to participating securities	—	—	—
(Loss) income available to common stockholders	$(553,929)	$17,151	$14,832
Denominator
Weighted average shares of Class A common stock(1)	5,087	4,164	3,279
Add dilutive effect of the following:
Weighted average of Lucid's first anniversary shares issued on June 18, 2013(1)	—	—	55
Weighted average of Lucid's second anniversary shares issued on June 18, 2014(1)	—	138
Stock options and RSUs(1),(2)	—	99	62
Convertible note hedges	—	—	—
Warrants	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—
Dilutive weighted average shares of Class A common stock(1)	5,087	4,401	3,396

Net (loss) income per share of Class A common stock:(1)
Basic:
Continuing operations	$(100.96)	$2.85	$0.80
Discontinued operations	(7.93)	1.27	3.72
Basic net (loss) income per share of Class A common stock	$(108.89)	$4.12	$4.52

Diluted:
Continuing operations	$(100.96)	$2.70	$0.77
Discontinued operations	(7.93)	1.20	3.59
Diluted net (loss) income per share of Class A common stock	$(108.89)	$3.90	$4.36
____________________________________
(1) Prior periods adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015, as discussed in Note 1.
(2) No dilutive effect for the year ended December 31, 2015 therefore zero incremental shares included for the period.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of December 31,
	2015	2014
Receivables
Advances to Holdings non-controlling members	$112	$196
Accounts receivable — Lucid non-controlling members	15	799
Accounts receivable — equity method investment	—	1,468
Advances to employees	201	563
Notes receivable and interest — Lucid non-controlling members	8,171	8,013
Total receivables from related parties	$8,499	$11,039

Payables
Guarantee agreement (“Monetary Guaranty”)	$—	$7,078
Employees	1,104	2,009
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	6,500	8,876
Tax receivable agreement	145	150,576
Total payables to related parties	$7,749	$168,539

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of December 31, 2015 and 2014, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

Included in Current assets held for sale in the consolidated statements of financial condition are $0.8 million of advances to the Lucid non-controlling members as of December 31, 2014. Advances to the Lucid non-controlling members were not material as of December 31, 2015.

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 34.8% equity interest (see Note 7). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were $6.3 million, $13.8 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Trading revenue in the consolidated statements of operations. Fees paid to FastMatch were $4.3 million, $7.4 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are reflected as a component of Communication and technology in the consolidated statements of operations. During the year ended December 31, 2015, the Company received $0.3 million from FastMatch for occupancy and operational costs, which is included in Other income in the consolidated statements of operations.

The Company has also advanced funds for expenses on behalf of FastMatch. As of December 31, 2015 and 2014, Accounts receivable, net in the consolidated statements of financial condition included a receivable from FastMatch of nil and $1.5 million, respectively, for net amounts due from FastMatch. In connection with the sale of FXCMJ, FXCMJ sold $0.5 million of office, communication and computer equipment to FastMatch during the year ended December 31, 2015.

The Company has advanced funds to several employees. The outstanding balances as of December 31, 2015 and 2014, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Related Party Transactions - (continued)

portion of the capital contribution, which is included in Notes receivable in the consolidated statements of financial condition as of December 31, 2015 and 2014. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was $0.2 million, $0.1 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively. During October 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The ownership interests and shares were recorded at a cost of $1.9 million and $1.8 million, respectively, and are included in assets held for sale as of December 31, 2015 (see Note 4).

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). A shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and our technology platform to act as the Company’s local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. These fees and commissions were $0.2 million, $1.3 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Referring broker fees in the consolidated statements of operations. Effective May 4, 2015, UK LTD terminated the foregoing arrangement with Global Finance and Master Capital.

In March 2012, the Company entered into a settlement agreement with the former owners of ODL in connection with the acquisition of ODL by the Company in October 2010. The settlement agreement served to settle outstanding claims arising out of the acquisition of ODL related to certain warranties and indemnities pursuant to the share and purchase agreement. The settlement to the Company included cash of $1.2 million, return of capital, (i.e., equity interest of Holdings) of $4.0 million, and the forgiveness of the payment of a liability by the Company to the former owners in the amount of $1.4 million. In addition, the settlement required ODL to establish a collateral account for the benefit of the Company to pay certain outstanding third party claims up to an agreed upon amount. The Company recorded a loss of $0.2 million for the year ended December 31, 2013 related to this settlement, which is included in Other income in the consolidated statements of operations.

In August 2012, the Company entered into a master guaranty agreement (the “Method Guaranty”) with Method Credit Fund (“Method”), a Cayman Island company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Method Guaranty, Method unconditionally guaranteed the obligations of certain counterparties that maintained a margin account with the Company. The Method Guaranty required Method to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Method Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Method determined on a counterparty by counterparty basis which was agreed upon by the Company, Method and the respective counterparty. The agreement was terminated in November 2013 and upon termination, the aggregate amount of margin extended under the Method Guaranty was reduced to zero. During the year ended December 31, 2013, no payments were made by Method to the Company to satisfy a guaranteed counterparty obligation. Fees collected from counterparties and subsequently remitted to Method by the Company were not material for the year ended December 31, 2013, and are included in Referring broker fees in the consolidated statements of operations.

In November 2013, the Company entered into a master guaranty agreement (the “Monetary Guaranty”) with Monetary Credit Group LLC (“Monetary”), a Texas limited liability company, owned by certain directors and shareholders of the Company, including several of the Company’s executive officers. Pursuant to the Monetary Guaranty, Monetary unconditionally guaranteed the obligations of certain counterparties that maintain a margin account with the Company. The Monetary Guaranty required Monetary to maintain a cash collateral account held by the Company equal to the aggregate amount of margin extended to all counterparties covered by the Monetary Guaranty. In exchange for this unconditional guaranty, the Company remitted a fee to Monetary determined on a counterparty by counterparty basis which was agreed upon by the Company, Monetary and the respective counterparty. The Company terminated the Monetary Guaranty with Monetary effective January 30, 2015. As of December 31, 2014, the aggregate amount of margin extended under the Monetary Guaranty was $13.2 million and the Company held cash collateral related to the Monetary Guaranty in the amount $7.1 million, which is included in Cash and cash equivalents, held for customers and Customer account liabilities in the consolidated statements of financial condition. During the years ended December 31, 2015, 2014 and 2013, no payments were made by Monetary to the Company to satisfy a guaranteed counterparty obligation. Fees collected from counterparties and subsequently remitted to Monetary by the Company under the Monetary Guaranty were not material, $1.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Referring broker fees in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 15. Related Party Transactions - (continued)

Customer account liabilities in the consolidated statements of financial condition include balances for employees.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $6.5 million and $8.9 million as of December 31, 2015 and 2014, respectively, and are included in Current liabilities held for sale on the consolidated statement of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the years ended December 31, 2015, 2014 and 2013, certain members of Holdings exchanged 0.8 million, 0.2 million and 1.0 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement (after giving effect to the one-for-ten reverse stock split).

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $146.8 million and $150.6 million as of December 31, 2015 and 2014, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of December 31, 2015, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the years ended December 31, 2015, 2014 and 2013, payments of $5.4 million, $3.7 million and $4.1 million, respectively, were made pursuant to the tax receivable agreement.

Note 16. Stock-Based Compensation

As a result of the one-for-ten reverse stock split of the Corporation’s issued and outstanding Class A common stock on October 1, 2015, all references to the number and price per share of Class A common shares have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for all prior periods presented, unless otherwise noted.

The Company’s Amended and Restated 2010 Long-Term Incentive Plan (the “LTIP”) permits the grant of various equity-based awards to employees, directors or other service providers of the Company and its subsidiaries. Under the LTIP, the Company has granted non-qualified stock options and other equity awards, including shares of the Corporation’s Class A common stock (“Shares”) and RSUs. The total number of Shares which may be issued under the LTIP is 1,529,500. The Shares issued may consist, in whole or in part, of unissued Shares or treasury Shares. The issuance of Shares shall reduce the total number of Shares available under the LTIP. As of December 31, 2015, 426,954 shares remained available for future issuance.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation - (continued)

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

During the year ended December 31, 2015, the Company did not grant Employee Stock Options and Independent Directors Options. During the year ended December 31, 2014, the Company granted 56,500 Employee Stock Options and 8,346 Independent Directors Options. During the year ended December 31, 2013, the Company granted 42,600 Employee Stock Options and 10,560 Independent Directors Options. Stock options are granted to employees and independent directors with exercise prices at least equal to the fair market value of a Share on the date the option is granted.

The following table summarizes the Company’s activity related to the Stock Options as of December 31, 2015 and changes for the year then ended:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	718,569	$137.45
Granted	—	—
Exercised	—	—
Forfeited or expired	40,550	$156.69
Outstanding at December 31, 2015	678,019	$136.29	2.50	$—
Options vested and expected to vest at December 31, 2015	675,972	$136.25	2.50	$—
Options exercisable at December 31, 2015	620,294	$135.69	2.30	$—

The weighted-average fair value per option granted in the years ended December 31, 2015, 2014 and 2013 was nil, $56.60 and $56.70, respectively. The total intrinsic value of options exercised in the years ended December 31, 2015, 2014 and 2013 was nil, $2.3 million and $8.4 million, respectively. The total grant-date fair value of options vested in the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $11.2 million and $11.0 million, respectively.

Valuation Assumptions

The fair value of each option awarded to employees is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. Options granted to the Company’s independent directors are considered options granted to employees under ASC 718 as defined therein.

The following assumptions were used in the Black-Scholes valuation model:

	Employee Stock Options			Independent Directors Options
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Expected term in years	—	4.75	4.75	—	4.00	4.00
Risk-free interest rate	—	1.58%	1.06%	—	1.19%	0.63%
Expected volatility	—	45.00%	51.00%	—	44.00%	54.00%
Dividend yield	—	1.48%	1.55%	—	1.43%	2.05%
Estimated fair value at grant date	—	$5.70	$6.02	—	$5.39	$4.26

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation - (continued)

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical share option exercise experience upon which to estimate an expected term. Given that the Corporation’s Shares have been publicly traded for approximately five years, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

Dividend yield is determined based on the Company’s expected dividend payouts.

Stock-based compensation expense before income taxes attributable to continuing operations for the Employee Stock Options, which is included in Compensation and benefits in the consolidated statements of operations, was $1.9 million, $9.5 million and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense before income taxes attributable to continuing operations for the Independent Directors Options, which is included in Compensation and benefits in the consolidated statements of operations, was not material, $0.5 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total compensation cost capitalized and included in Office, communication and computer equipment, net, in the consolidated statements of financial condition was $0.1 million, $1.0 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, there was $2.1 million of total unrecognized compensation cost related to unvested Stock Options that is expected to be recognized over a weighted average period of 1.8 years.

Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of those options were nil and nil, respectively, for the year ended December 31, 2015. Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of those options were $11.2 million and nil, respectively, for the year ended December 31, 2014. Cash proceeds received from the exercise of Stock Options and the income tax benefits realized from the exercise of those options were $22.5 million and $1.5 million, respectively, for the year ended December 31, 2013.

Other Equity Awards

The LTIP provides for the grant of other stock-based awards (“Other Equity Awards”) which may include Shares and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, Shares.

RSUs

Service-based RSUs were granted to employees during the year ended December 31, 2014. The RSUs vest in equal annual installments over a four-year period following the date of grant, subject to the employees’ continuing employment. RSUs that vest are settled by issuance of one Share for each RSU. If the employee terminates for any reason, any RSUs which have not vested as of the date of termination are forfeited and returned to the Company.

Holders of RSUs do not have dividend, voting or any other rights of a shareholder with respect to the Shares underlying the RSUs unless and until the RSUs vest and are settled by the issuance of such Shares. The fair value of RSUs is

FXCM Inc.

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation - (continued)

based on the fair market value of Shares on the date of grant, adjusted for the present value of dividends expected to be paid on Shares prior to vesting. Such value is recognized as an expense over the requisite service period, net of estimated forfeitures.

The following table summarizes the Company’s unvested RSU activity as of December 31, 2015 and changes for the year then ended:

RSUs	Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2015	20,843	162.50
Granted	—	—
Vested	4,929	$162.50
Forfeited	1,011	$162.50
Unvested at December 31, 2015	14,903	$162.50	2.96	$249
RSUs expected to vest at December 31, 2015	13,379	$162.50	2.96	$224

The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was not material, nil and nil, respectively.

Stock-based compensation expense before income taxes attributable to continuing operations for RSUs, which is included in Compensation and benefits in the consolidated statements of operations, was $0.8 million, not material and nil for the years ended December 31, 2015, 2014 and 2013, respectively. The total compensation cost capitalized for RSUs, which is included in Office, communication and computer equipment, net, in the consolidated statements of financial condition, was $0.1 million, not material and nil for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $2.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.96 years.

Shares

The Company did not grant Shares as Other Equity Awards during the years ended December 31, 2015, 2014 and 2013.

Note 17. Stockholders’ Equity

The Corporation’s authorized capital stock consists of 3,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 300,000,000 shares of preferred stock, par value $.01 per share, of which 55,120 shares have been designated as Series A Junior Participating Preferred Stock.

Reverse Stock Split

On September 29, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of the Corporation’s issued and outstanding Class A common stock (the “Reverse Stock Split”), as authorized at a special meeting of stockholders held on September 21, 2015. The Reverse Stock Split became effective at the opening of trading on October 1, 2015 (the “Effective Date”). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. All references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of Class A common stock to additional paid-in capital.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stockholders’ Equity - (continued)

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

Stockholder Rights Plan

On January 29, 2015, the Company adopted a stockholder rights plan and declared a dividend distribution of one right on each outstanding share of the Corporation’s Class A common stock held of record on February 9, 2015. The stockholder rights plan was subsequently amended on January 26, 2016 (see Note 29). Under the terms of the Amended and Restated Rights Agreement (“Amended Rights Agreement”), each right initially entitles stockholders to buy one one-thousandth (1/1000) of a share of a new Series A Junior Participating Preferred Stock of the Corporation, at an initial exercise price of $44.12, in the event the rights become exercisable. The rights generally become exercisable if a person or group becomes the beneficial owner of 4.9% or more of (a) the outstanding Class A common stock of the Corporation or (b) the fair market value of all capital stock of the Corporation. Prior to the amendment, the beneficial ownership percentage threshold to trigger the rights plan was 10.0% of all voting securities, which continues to remain in place in addition to the aforementioned 4.9% trigger. The rights expire on January 26, 2019, unless they are earlier redeemed or exchanged in accordance with the Amended Rights Agreement or the Amended Rights Agreement is earlier terminated by the Company’s Board of Directors.

Class A Common Stock Repurchase Program

Our Board of Directors previously approved the repurchase of $80.0 million of FXCM Inc.’s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Purchases under the Stock Repurchase Program may be made from time to time in the open market and in privately negotiated transactions. Under the Stock Repurchase Program, there is no expiration date or other restrictions limiting the period over which the Company can make its share repurchase. The Stock Repurchase Program will expire only when and if the Company has repurchased $130.0 million of its shares under this program. Under the Stock Repurchase Program, repurchased shares are retired and returned to unissued stock. The size and timing of these purchases are based on a number of factors, including price, business and market conditions.

The following table presents the changes in the Company’s Class A common stock outstanding during the year ended December 31, 2015:

Class A Common Stock
Balance at January 1, 2015	4,788,994
Issued	—
Repurchased	(61)
Exchange of Holdings units into Class A common stock	808,672
Vesting of RSUs	4,929
Balance at December 31, 2015	5,602,534

As of December 31, 2015 and 2014, there were 25 and 34 shares, respectively, of Class B common stock issued and held by the members of Holdings. There were no shares of the Company’s Series A Junior Participating Preferred Stock outstanding as of December 31, 2015.

Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 17. Stockholders’ Equity - (continued)

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

Note 18. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible full-time employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2015, 2014 and 2013.

Note 19. Net Capital Requirements

    The company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of December 31, 2015 and 2014, with amounts in millions:

	As of December 31, 2015
	US	UK LTD	Australia	Lucid LLP
Capital	$43.6	$76.3	$12.0	$10.9
Minimum capital requirement	28.3	27.6	0.7	4.0
Excess capital	$15.3	$48.7	$11.3	$6.9

	As of December 31, 2014
	US	UK LTD	HK	Australia	ODL	FSL	FXCMJ	Lucid LLP	Faros
Capital	$69.5	$101.6	$31.2	$3.0	$25.5	$40.2	$36.3	$22.8	$0.4
Minimum capital requirement	30.0	29.2	14.8	0.8	3.0	5.2	6.3	3.8	—
Excess capital	$39.5	$72.4	$16.4	$2.2	$22.5	$35.0	$30.0	$19.0	$0.4

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Leucadia Transaction

On January 15, 2015, the Company’s customers suffered significant losses and generated negative equity balances (“debit balances”) owed to it of approximately $275.1 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR on that date. When a customer entered a EUR/CHF trade with the Company, the Company executed an identical trade with a FX market maker. During the historic move liquidity became extremely scarce and shallow, which affected execution prices.  This liquidity issue resulted in some customers having losses in excess of their account balance. While customers could not cover their margin call with the Company, the Company still had to cover the same margin call with the FX market maker.  When a customer profits in the trade, the Company gives the profits to the customer, however, when the customer is not profitable on that trade the Company is obligated to pay the FX market maker regardless of whether the Company collects the funds from its customers. These debit balances resulted in a temporary breach of certain regulatory capital requirements.

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

On January 28, 2015, the Company issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. The Company notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company’s master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. The Company made the decision in the second quarter of 2015 to forgive the debit balances of additional retail clients, increasing the total debit balance forgiveness to approximately 97% of clients, and to return certain recoveries totaling approximately $0.1 million, which is reflected in Bad debt expense in the consolidated statements of operations. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, the Company cannot provide any assurance that it will be successful in recovering any portion of the remaining clients’ debit balances. Through the year ended December 31, 2015, the Company has recovered $9.8 million.

Bad debt expense from continuing operations in the consolidated statements of operations for the year ended December 31, 2015 includes net expense of $257.0 million related to the debit balances. Bad debt expense for the year ended December 31, 2015 includes the $0.1 million reversal of recoveries noted above as well as $0.3 million reversal of recovery as payment for an option agreement entered into with a customer in the second quarter of 2015 as part of a negative equity balance settlement (see Note 17). Bad debt expense from continuing operations for the year ended December 31, 2015 reflects net recoveries of $9.7 million. Bad debt expense included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2015 includes net expense of $8.4 million related to the debit balances, which reflects recoveries during this period of $0.1 million.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Leucadia Transaction - (continued)

As noted above, the Credit Agreement was initially entered into on January 16, 2015 and subsequently amended on January 24, 2015. The purpose of the amendment was to finalize certain terms of the Credit Agreement and the terms of the amended agreement and the initial agreement were not substantially different. Accordingly, the amendment was accounted for as a modification pursuant to ASC 470.

The loan matures on January 16, 2017.  The obligations under the Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interest in certain of its foreign subsidiaries.

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

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million. As of December 31, 2015, the Company has paid $117.3 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Leucadia Transaction - (continued)

The Letter Agreement allocates net proceeds as follows:

Aggregate amount of proceeds	Leucadia	FXCM Holdings

Amounts due under Leucadia term loan, including fees	100%	0%
Next $350 million	50%	50%
Next $500 million*	90%	10%
All aggregate amounts thereafter	60%	40%
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

The Company evaluated the Letter Agreement to determine if it should be accounted for separately from the Credit Agreement. Pursuant to ASC 480, a financial instrument that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable is a freestanding financial instrument and should be accounted for separately. Based on the Company’s review of the Letter Agreement, the Company concluded that the Letter Agreement is legally detachable from the Credit Agreement because it can be freely transferred. In addition, the Company determined that the Letter Agreement is separately exercisable since payments to the holder of the Letter Agreement are made after the repayment of the Credit Agreement. Accordingly, the Letter Agreement was determined to be a freestanding financial instrument and is accounted for separately from the Credit Agreement. Further, the Company concluded that the legal form of the Letter Agreement is equity.

The Company considered the guidance in ASC 480 and determined that the accounting for the Letter Agreement does not fall within the scope of ASC 480 since the Letter Agreement is not mandatorily redeemable and will not require settlement

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Leucadia Transaction - (continued)

by issuance of a variable number of equity shares. The Company then considered the guidance under ASC 815, and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability.

The Company allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method will be used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 39.8%. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which is included in the consolidated statements of operations for the year ended December 31, 2015.

At December 31, 2015, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $16.73. This valuation approach incorporates an option pricing model for the allocation of enterprise value between the derivative liability, common stock and convertible debt. Consistent with the prior two quarters, the Company believes, as of the valuation date, common stock investors have taken into account the dilutive impact of the Letter Agreement. At the March 31, 2015 valuation date, the Company believed the common stock price had not fully reflected the dilutive impact of the Letter Agreement. As a result, in estimating the fair value of the derivative liability at March 31, 2015, the Company used a combination of valuation approaches that were weighted more significantly toward indications of enterprise value based on the income and market approaches, which resulted in a model-derived implied common stock value of $11.10 (after giving effect to the one-for-ten reverse stock split).

As of December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $448.5 million, and is included in Derivative liability — Letter Agreement on the consolidated statements of financial condition. For the year ended December 31, 2015, the Company recognized a loss on the derivative liability of $354.0 million. The changes in the estimated fair value of the derivative liability are recorded in Loss on derivative liability — Letter Agreement in the consolidated statements of operations. The increase in the estimated fair value of the derivative liability reflects an increase in the fair value of the Letter Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market. In addition, the valuation methods are sensitive to certain key assumptions, such as volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $2.50 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $44.2 million (decrease of approximately $45.9 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $3.0 million (increase of approximately $3.5 million) in this valuation, assuming no other change in any other factors considered.

The balance of the Credit Agreement as of December 31, 2015 was as follows, with amounts in thousands:

As of December 31, 2015
Debt principal	$192,685
Original issue discount	(35,967)
Discount — issuance fee	(5,227)
Deferred financing fee	(3,762)
Debt — net carrying value	$147,729

FXCM Inc.

Notes to Consolidated Financial Statements

Note 20. Leucadia Transaction - (continued)

Interest expense related to the Credit Agreement, included in Interest on borrowings in the consolidated statements of operations for the year ended December 31, 2015, consists of the following, with amounts in thousands:

Year Ended December 31, 2015
Contractual interest	$27,337
Deferred interest	5,789
Amortization of original issue discount	65,577
Amortization of issuance fee discount	8,665
Amortization of deferred financing fee	6,238
Amortization of debt acquisitions costs	774
Total interest expense — Credit Agreement	$114,380

The Company records deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $8.7 million for the year ended December 31, 2015. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the consolidated statements of operations for the year ended December 31, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings for the year ended December 31, 2015 was $0.8 million. The portion allocated to the Letter Agreement is reflected in Loss on derivative liability — Letter Agreement in the consolidated statements of operations for the year ended December 31, 2015. Unamortized Credit Agreement issuance costs at December 31, 2015 were $0.5 million and are included in Other assets in the consolidated statements of financial condition.

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $6.2 million for the year ended December 31, 2015. The deferred financing fee was paid on April 1, 2015.

Note 21. Debt

Revolving Credit Agreement

On December 19, 2011, Holdings entered into a credit agreement (“Revolving Credit Agreement”) with a syndicate of financial institutions. As of December 31, 2014, Holdings' outstanding balance under the Revolving Credit Agreement was $25.0 million. In connection with the Leucadia Transaction, the outstanding balance of $25.0 million was repaid in full and the Revolving Credit Agreement was terminated effective January 20, 2015.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Debt - (continued)

During the year ended December 31, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $1.3 million and the weighted average interest rate was 2.92%. During the year ended December 31, 2014, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $36.1 million and the weighted average interest rate was 2.74%. During the year ended December 31, 2013, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $34.9 million and the weighted average interest rate was 2.43%.

Senior Convertible Notes due 2018

In June 2013, the Corporation issued $172.5 million principal amount of 2.25% Convertible Notes maturing on June 15, 2018 and received net proceeds of $166.5 million, after deducting the initial purchasers’ discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The indenture governing the Convertible Notes does not prohibit the Company from incurring additional senior debt or secured debt, nor does it prohibit any of its subsidiaries from incurring additional liabilities.

The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares (after giving effect to the one-for-ten reverse stock split) of the Corporation’s Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62 (after giving effect to the one-for-ten reverse stock split). In addition, following certain corporate transactions that occur prior to the maturity date, the Corporation will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, the Corporation will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $212.40 per share of the Corporation’s Class A common stock (after giving effect to the one-for-ten reverse stock split). Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $212.40 per share (after giving effect to the one-for-ten reverse stock split). The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional-paid-in-capital in stockholders’ equity in the consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

Under ASC 470, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in the additional paid-in capital in the stockholders' equity section of the Company's consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was

FXCM Inc.

Notes to Consolidated Financial Statements

Note 21. Debt - (continued)

valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The balances of the liability and equity components as of December 31, 2015 and 2014 were as follows, with amounts in thousands:

	As of December 31,
	2015	2014
Liability component — principal	$172,500	$172,500
Deferred bond discount	(15,315)	(20,922)
Liability component — net carrying value	$157,185	$151,578
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the consolidated statements of operations, consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Stated coupon rate	$3,881	$3,881	$2,232
Amortization of deferred bond discount	5,607	5,275	2,904
Amortization of debt issuance cost	1,209	1,209	699
Total interest expense — Convertible note	$10,697	$10,365	$5,835

The Company incurred $6.0 million of Convertible Notes issuance cost. Unamortized Convertible Notes issuance cost was $2.9 million and $4.1 million as of December 31, 2015 and 2014, respectively, and is included in Other assets on the consolidated statements of financial condition.

Note 22. Commitments and Contingencies

Cybersecurity Incident

In October 2015, the Company reported that it was the victim of a criminal cybersecurity incident involving unauthorized access to customer information. The Company received an email from a hacker claiming to have unlawful access to customer information. The Company immediately notified the FBI of this threat and cooperated with the FBI. In addition, the Company immediately launched a full investigation, working with a leading cybersecurity firm, and that investigation has been concluded. Based on the investigation, the Company identified a small number of unauthorized wire transfers from customer accounts; however, all funds have been returned to the appropriate accounts and the customers have been contacted. The Company did not find any evidence of an ongoing intrusion into its network or that additional customer information had been stolen from its network as part of the cybersecurity incident.

The Company has incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although the Company is unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through the year ended December 31, 2015, the Company incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The Company maintains insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 22. Commitments and Contingencies - (continued)

Guaranty

In July 2015, the Company entered into a continuing guaranty with Citibank, N.A. (the “Guaranty”) following the transition of certain institutional customers from the Company to FastMatch (see Note 15). Under the terms of the Guaranty, the Company agrees to indemnify Citibank, N.A. for any liabilities and other amounts that become due and payable by FastMatch for services provided by Citibank N.A. as the intermediating counterparty for trading transactions executed on the FastMatch platform. There is no limitation to the maximum potential future payments under the Guaranty. FastMatch has agreed to indemnify the Company for any losses suffered, however there is no assurance that the Company will be able to recover any or all of the losses under such indemnity. The Guaranty terminated on November 1, 2015. It was re-executed on the same terms and subsequently expired on March 1, 2016.

The Company cannot reasonably estimate the maximum potential amount of future payments under the Guaranty and the related provisions described above because it cannot predict when and under what circumstances these provisions may be triggered. There is no liability recorded for the Guaranty on the consolidated statements of financial condition as of December 31, 2015.

Operating Lease Commitments

The Company leases office space and equipment under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The leases for the office facilities are subject to escalation factors primarily related to property taxes and building operating expenses. As of December 31, 2015, future minimum lease payments under non-cancelable operating leases with terms in excess of one year, including leases that renewed in 2016, are as follows, with amounts in thousands:

Year Ending December 31,
2016	$6,704
2017	5,868
2018	3,943
2019	3,670
2020	3,376
Thereafter	16,540
$40,101

The aggregate operating lease expense from continuing operations, included in General and administrative expense in the consolidated statements of operations, for the years ended December 31, 2015, 2014 and 2013 was $6.2 million, $6.6 million and $6.2 million, respectively. As of December 31, 2015, there were no sublease commitments. The Company leases its corporate office location under an operating lease agreement expiring in May 2026.

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

In 2014, the put options were exercised and Holdings remitted payments in the amount of $3.6 million. Based on the status (inactive and no assets) of Online Courses, the put option payments resulted in a charge to earnings for the year ended December 31, 2014 of $3.6 million, which is included in General and administrative expense in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are recognized as either assets or liabilities at fair value on the consolidated statements of financial condition. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by-counterparty basis in accordance with ASC 210 and ASC 815. The Company enters into futures contracts and CFD contracts to economically hedge the open customer contracts and positions on its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFD contracts are non-exchange traded contracts between a buyer and seller to exchange the difference in the value of an underlying asset at the beginning and end of a stated period. The Company's derivative assets and liabilities associated with futures contracts and CFD contracts on its CFD business are recorded within Due from brokers and Due to brokers, respectively, on the consolidated statements of financial condition and gains or losses on these transactions are included in Trading revenue in the consolidated statements of operations.

Through its subsidiaries Lucid and V3, the Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. As discussed in Note 4, Lucid and V3 are included in the Company's businesses to be disposed of as of December 31, 2015. Accordingly, the gains or losses on hedge trading in the Company’s electronic market making and institutional foreign exchange spot and futures markets are included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company’s derivative assets and liabilities held for trading purposes in connection with Lucid and V3 are recorded in Current assets held for sale and Current liabilities held for sale, respectively, on the consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 are included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815, as of December 31, 2015 and 2014. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of December 31, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale(1)	$6,503	$15,399	$5,805	$18,282
CFD contracts	Due from/Due to brokers(2)	206	109,715	36	99,036
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1) (2)	4,212	794,960	3,102	1,047,239
Total derivatives, gross		$10,921	$920,074	$8,943	$1,164,557
Netting agreements and cash collateral netting		(8,909)		(8,909)
Total derivatives, net		$2,012		$34
____________________________________
(1) As of December 31, 2015, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $9.7 million and $8.8 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $8.8 million and $8.8 million, respectively.

(2) As of December 31, 2015, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations is $1.2 million and $0.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.1 million and $0.1 million, respectively.

		As of December 31, 2014
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale(3)	$10,724	$95,498	$11,422	$81,053
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale(3) (4)	332,346	3,617,128	352,703	3,627,562
OTC options	Current liabilities held for sale(3)	—	—	1,086	1,086
Total derivatives, gross		$343,070	$3,712,626	$365,211	$3,709,701
Netting agreements and cash collateral netting		(342,467)		(353,543)
Total derivatives, net		$603		$11,668
____________________________________
(3) As of December 31, 2014, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $342.7 million and $353.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $342.1 million and $353.1 million, respectively.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 23. Derivative Financial Instruments - (continued)

(4) As of December 31, 2014, the aggregate fair value of derivative assets and liabilities, gross attributable to continuing operations is $0.4 million and $12.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.4 million and $0.4 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Exchange traded options(5)	$8,573	$33,318	$—
CFD contracts(6)	(9,166)	—	—
Futures contracts(7)	49,485	(79,539)	(6,427)
OTC options(5)	1,086	(23)	—
Total	$49,978	$(46,244)	$(6,427)
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.
(6) Included in Trading revenue in the consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the consolidated statements of operations is $31.2 million, $(74.3) million and $(26.7) million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 24. Fair Value Measurements

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2015
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$6,503	$—	$—	$—	$6,503
CFD contracts	—	206	—	—	206
Futures contracts	4,212	—	—	—	4,212
Netting	—	—	—	(8,909)	(8,909)
Total derivative assets(1)	10,715	206	—	(8,909)	2,012
Total assets	$10,715	$206	$—	$(8,909)	$2,012

Financial Liabilities:
Customer account liabilities(2)	$—	$685,043	$—	$—	$685,043
Derivative liabilities:
Exchange traded options	5,805	—	—	—	5,805
CFD contracts	—	36	—	—	36
Futures contracts	3,102	—	—	—	3,102
Netting	—	—	—	(8,909)	(8,909)
Total derivative liabilities(1)	8,907	36	—	(8,909)	34
Securities sold, not yet purchased(3)	3,624	—	—	—	3,624
Letter Agreement	—	—	448,458	—	448,458
Total liabilities	$12,531	$685,079	$448,458	$(8,909)	$1,137,159

As of December 31, 2015, the Company’s total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.5 billion and $2.5 billion, respectively. The Company’s total net notional value for open FX and CFD positions was $2.2 billion.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2014
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Trading securities(3)	$26	$—	$—	$—	$26
Derivative assets:
Exchange traded options	10,724	—	—	—	10,724
Futures contracts	332,346	—	—	—	332,346
Netting	—	—	—	(342,467)	(342,467)
Total derivative assets(1)	343,070	—	—	(342,467)	603
Total assets	$343,096	$—	$—	$(342,467)	$629

Financial Liabilities:
Customer account liabilities(2)	$—	$1,331,723	$—	$—	$1,331,723
Derivative liabilities:
Exchange traded options	11,422	—	—	—	11,422
Futures contracts	352,703	—	—	—	352,703
OTC options	—	1,086	—	—	1,086
Netting	—	—	—	(353,543)	(353,543)
Total derivative liabilities(1)	364,125	1,086	—	(353,543)	11,668
Securities sold, not yet purchased(3)	4,239	—	—	—	4,239
Total liabilities	$368,364	$1,332,809	$—	$(353,543)	$1,347,630

As of December 31, 2014, the Company’s total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $6.4 billion and $5.3 billion, respectively. The Company’s total net notional value for open FX and CFD positions was $6.6 billion.
____________________________________
(1) Attributable to continuing and discontinued operations. See Note 23 for details of the classification of amounts on the consolidated statements of financial condition.
(2) As of December 31, 2015, total Customer account liabilities is attributable to continuing operations and is included on the consolidated statements of financial condition. As of December 31, 2014, Customer account liabilities is attributable to continuing and discontinued operations (see Note 4 for amount classified as liabilities held for sale on the consolidated statements of financial condition).
(3) Attributable to discontinued operations. Amounts classified as held for sale on the consolidated statements of financial condition (see Note 4).

Derivative Assets and Liabilities

Exchange traded options and open futures contracts are measured at fair value based on exchange prices. CFD contracts and over-the-counter (“OTC”) options are measured at fair value based on market price quotations (where observable) obtained from independent brokers.

Trading Securities

Equity securities that the Company purchased with the intent to sell in the near-term are classified as trading securities. These trading securities are reported at their fair value based on the quoted market prices of the securities in active markets. Changes in fair value of equity securities from trading activity are recorded in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

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

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, represent the Company’s obligations to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included on the consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date which is determined based on exchange prices. Changes in fair value of securities sold, not yet purchased are recorded in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations. These transactions may involve market risk in excess of the amount currently reflected in the consolidated statements of financial condition.

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input is comprised of the common stock price of the Corporation. The significant Level 3 inputs, summarized in the following table, are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination (see Note 20).

As of December 31, 2015
Valuation Technique	Significant Unobservable Input(s)	Input

Option-Pricing Method	Term (years)	2.5
	Volatility	79.1%
	Risk-free rate	1.2%
	Dividend yield	—%
	Reliance placed on public indication of value	100.0%

The derivative liability, included on the consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $3.0 million (increase of approximately $3.5 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$2,939	$2,939	$—	$2,939	$—
Due from brokers — unsettled common stock(5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral(5)	18,010	18,010	—	18,010	—
Equity method investments(4)	8,273	19,043	—	—	19,043
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships(5)	9,434	8,655	—	8,655	—
Total assets	$49,591	$59,582	$—	$32,658	$26,924

Financial Liabilities:
Due to brokers — unsettled spot FX(4)	$1,039	$1,039	$—	$1,039	$—
Senior convertible notes	157,185	121,187	—	121,187	—
Credit Agreement	147,729	192,685	—	—	192,685
Total liabilities	$305,953	$314,911	$—	$122,226	$192,685

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Restricted time deposits(5)	$8,341	$8,341	$—	$8,341	$—
Due from brokers — unsettled spot FX(4)	14,635	14,635	—	14,635	—
Due from brokers — unsettled common stock(5)	3,730	3,730	—	3,730	—
Due from brokers — excess cash collateral(5)	18,330	18,330	—	18,330	—
Equity method investments(4)	10,007	17,199	—	—	17,199
Notes receivable	9,381	9,381	—	—	9,381
Exchange memberships(5)	6,429	7,802	—	7,802	—
Total assets	$70,853	$79,418	$—	$52,838	$26,580

Financial Liabilities:
Due to brokers — unsettled spot FX(4)	$4,645	$4,645	$—	$4,645	$—
Revolving credit agreement	25,000	25,000	—	25,000	—
Senior convertible notes	151,578	147,266	—	147,266	—
Total liabilities	$181,223	$176,911	$—	$176,911	$—
____________________________________
(4) Attributable to continuing and discontinued operations. See Note 4 for amounts classified as held for sale on the consolidated statements of financial condition.
(5) Attributable to discontinued operations and included in assets held for sale on the consolidated statements of financial condition (see Note 4).

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

Due from/to Brokers — Unsettled Spot FX

Unsettled spot FX, included in Due from/Due to brokers and assets and liabilities held for sale on the consolidated statements of financial condition, is carried at contracted amounts which approximate fair value based on market price quotations (where observable) obtained from independent brokers.

Due from Brokers — Unsettled Common Stock

The receivable for exchange membership shares sold short, included in assets held for sale on the consolidated statements of financial condition, is carried at the contracted amount which approximates fair value based on quoted prices.

Due from Brokers — Excess Cash Collateral

Excess cash collateral, included in assets held for sale on the consolidated statements of financial condition, is carried at contractual amounts which approximate fair value.

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

Credit Agreement

Credit Agreement is carried at the contracted amount less original issue discount. The fair value of the Credit Agreement is based on a valuation model that considers the probability of default, Leucadia's secured interest and the observable trading value of the Senior convertible notes.

Revolving Credit Agreement

Balances due under the Revolving Credit Agreement were carried at contracted amounts which approximated fair value based on the short term nature of the borrowing and the variable interest rate.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 24. Fair Value Measurements - (continued)

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the consolidated statements of financial condition as of December 31, 2015 and 2014, and identifies the total gains and losses the Company recognized during these years, with amounts in thousands:

	As of December 31, 2015
	Beginning Balance	Additions	Net Unrealized Loss	Ending balance
Letter Agreement	$—	$94,436	$354,022	$448,458
Total Level 3 liabilities	$—	$94,436	$354,022	$448,458

	As of December 31, 2014
	Beginning Balance	Additions	Net Unrealized/Realized Gain	Ending balance
Faros Follow-on Payment	$3,672	$—	$(3,672)	$—
Total Level 3 liabilities	$3,672	$—	$(3,672)	$—

The net unrealized loss of $354.0 million for the year ended December 31, 2015 is included in Loss on derivative liability — Letter Agreement in the consolidated statements of operations. The net unrealized/realized gain of $3.7 million for the year ended December 31, 2014 is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the year ended December 31, 2015.

Note 25. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. As a result, Holdings’ income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of Holdings’ income attributable to the Corporation and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Holdings’ operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

(Loss) income from continuing operations before income taxes, as shown in the consolidated statements of operations, includes the following components, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Domestic	$(628,527)	$3,821	$4,917
Foreign	(4,778)	16,659	11,517
	$(633,305)	$20,480	$16,434

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Income Taxes - (continued)

The provision for income taxes attributable to continuing operations consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Current
Federal income (benefit) tax	$(176)	$2	$(185)
State and local income (benefit) tax	(11)	224	617
Foreign income (benefit) tax	(412)	4,664	4,368
Subtotal	(599)	4,890	4,800

Deferred
Federal income tax	172,618	115	2,273
State and local income tax	7,474	849	169
Foreign income tax (benefit)	1,705	(1,362)	(1,650)
Subtotal	181,797	(398)	792
Total provision for taxes attributable to continuing operations	$181,198	$4,492	$5,592

The following table reconciles the provision for income taxes attributable to continuing operations to the U.S. federal statutory tax rate:

	For the Years Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Income passed through to non-controlling members	(17.0)	(2.4)	(9.9)
State and local income tax	1.3	3.3	2.0
Foreign income tax	(1.1)	(2.8)	(6.9)
Tax Receivable Agreement true-up	7.8	(14.6)	—
Non-deductible FCA fine	—	—	6.3
Valuation allowance	(50.9)	4.6	10.8
Impact of rate change on deferred tax assets	—	—	(2.6)
Non-deductible interest	(2.3)	—	—
Other	(0.4)	(0.2)	0.3
Effective tax rate	(28.6)%	21.9%	34.0%

The decrease in the effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the establishment of valuation allowance on substantially all of the Company’s deferred tax assets due to the events of January 15, 2015. The Company sustained significant losses as a result of the SNB’s decision which created large net operating loss carryforwards for which the Company established deferred tax assets but also established valuation allowance due to their doubtful realizability.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Income Taxes - (continued)

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows, with amounts in thousands:

	As of December 31,
	2015	2014
Deferred tax assets
Equity-based compensation	$336	$330
Investment in partnership	277,775	179,297
Fixed assets	747	1,173
Tax loss carryforwards	120,580	6,696
Intangible assets	302	92
Tax credit carryforward/foreign sub income	5,090	5,380
Gain/(Loss) on derivative liability — Letter Agreement	3,067	—
Other	491	419
Gross deferred tax assets	408,388	193,387
Less: valuation allowance	(407,590)	(11,010)
Net deferred tax asset	798	182,377
Deferred tax liabilities
Fixed assets	5	8
Intangible assets	714	1,362
Software development cost	245	253
Other	539	768
Gross deferred tax liabilities	1,503	2,391
Net deferred tax (liability) asset	$(705)	$179,986

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

The Company assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $396.6 million was recorded during the year ended December 31, 2015.

As of December 31, 2015, the Company has $219.4 million of domestic net operating loss carryforwards and $438.5 million of foreign net operating loss carryforwards. The U.S. net operating loss carryforwards have various expiration dates through 2035 with the net operating losses generated by certain of our U.K. subsidiaries having indefinite carryforward periods.

The tax credit carryforward includes foreign tax credits of $3.5 million and a research and development credit of $0.4 million, each of which may be carried forward for a period of 10 years and begin to expire in 2021 and New York City unincorporated business tax credits of $0.5 million that may be carried forward for 7 years.

The Company does provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries because the amounts are not deemed to be permanent in duration.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 25. Income Taxes - (continued)

Income tax payable as of both December 31, 2015 and 2014 was $1.4 million, and is included in Accounts payable and accrued expenses in the consolidated statements of financial condition (see Note 13). Tax receivable as of December 31, 2015 and 2014 was $1.8 million and $1.4 million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits – January 1	$409	$183	$3,691
Gross increases – tax positions in prior period	—	98	—
Gross decreases – tax positions in prior period	(137)	—	(3,445)
Gross increases – tax positions in current period	118	128	51
Settlement	—	—	(114)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$390	$409	$183

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during the years ended December 31, 2015, 2014 and 2013.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company’s tax years for 2012, 2013 and 2014 are subject to examination by the tax authorities. Currently, the Company’s 2013 U.S. Federal tax return is under examination. Additionally, several of the Company’s U.K. subsidiaries are under examination for the 2012 tax year.

Note 26. Foreign Currencies and Concentrations of Credit Risk

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

FXCM Inc.

Notes to Consolidated Financial Statements

Note 26. Foreign Currencies and Concentration of Credit Risk - (continued)

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s total Due from brokers balance included in the consolidated statements of financial condition was $26.0 million(1) and $37.3 million(1) as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, 94.7% and 97.1%, respectively, of the Company’s total Due from brokers balance was from three large financial institutions. Five banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2015. Two banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2014.
____________________________________
(1) As of December 31, 2015 and 2014, $3.8 million and $9.8 million, respectively, is attributable to continuing operations. See Note 4 for amounts classified as assets held for sale on the consolidated statements of financial condition.

Note 27. Segment Information

ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. It was determined in the first quarter of 2015 that as a result of the events of January 15, 2015 described in Note 20, and the decision to sell certain institutional assets, the composition of the Company’s previously reported Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company’s retail business. Accordingly, the Company concluded in the first quarter of 2015 that it operates in a single operating segment.

Geographic Locations

Trading revenue from external customers is attributed to individual countries based on the customers’ country of domicile. Trading revenue from continuing operations by geographical region is as follows, with amounts in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Trading Revenue from Continuing Operations
U.S.	$35,413	$34,960	$37,198
Asia	98,147	124,113	137,445
Europe, Middle East and North Africa	86,723	130,372	109,778
Rest of World	20,329	28,923	34,385
Other	9,430	20,411	32,885
Total	$250,042	$338,779	$351,691

Trading revenue attributable to China represented 27.4%, 24.3% and 25.0% of total trading revenue from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. Trading revenue attributable to the U.S. represented 14.2%, 10.3% and 10.6% of total trading revenue from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, substantially all of the Company’s long-lived assets were located in the U.S.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 27. Segment Information - (continued)

Concentrations of Significant Customers

No single customer accounted for 10.0% or more of total trading revenue from continuing operations for the years ended December 31, 2015, 2014 and 2013.

Note 28. Litigation

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

During the first quarter of 2013, the Company settled certain trading system matters with the Financial Services Agency in Japan for $2.3 million, which included an administrative penalty.

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In 2014, the trial court denied US’s motions to compel arbitration in New York, or, alternatively, to dismiss the case, based on the arbitration clause and mandatory forum selection clause in its Client Agreement with Revelation. The court of appeals affirmed the trial court’s rulings. In February 2015, US filed for review of these decisions in the Texas Supreme Court, which was denied on January 8, 2016 after briefing on the merits. The court of appeals issued its mandate on January 12, 2016. US is considering its appellate options. On June 15, 2015, that same equity receiver filed a Complaint in Texas federal court, seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that that amount represents the net fraudulent transfers from Revelation to US under New York law. On September 30, 2015, the parties filed a motion to stay the proceedings pending the conclusion of an arbitration proceeding before the National Futures Association (“NFA”) on these claims, which the district court granted on November 4, 2015.

In February 2014, UK LTD and FSL entered into a settlement with the FCA following an investigation into trade execution practices of UK LTD and FSL in the period from 2006 to 2010, as well as a breach of notification obligations to the FCA. UK LTD and FSL agreed to pay (a) restitution to affected clients up to $9.9 million and (b) a financial penalty of GBP 4.0 million (USD 6.6 million), together with any unclaimed restitution. In June 2014 and February 2015, UK LTD and FSL paid an additional $1.8 million and $0.7 million, respectively, in restitution to affected clients.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. HK continues to comply with information requests from SFC. The Company has accrued $1.5 million in connection with this matter.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  Following the SNB event, the CFTC initiated an investigation relating to US’s adjusted net capital and minimum financial requirement computations.  US continues to comply with information requests from CFTC.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 28. Litigation - (continued)

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company intends to vigorously defend the allegations in the complaint.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  The complaint alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses.  The Company and board members intend to vigorously defend the allegations in the complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. We believe the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $5.4 million as of December 31, 2015.

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

Note 29. Subsequent Events

Amendment to Stockholder Rights Plan

On January 26, 2016, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) which amended the Company’s original Rights Agreement (the “Original Rights Agreement”) dated January 29, 2015. The Original Rights Agreement was amended to protect the interests of the Company and its stockholders by helping to preserve the value of the Company’s net operating loss carryforwards and tax credits.

Under the terms of the Amended Rights Agreement, each right initially entitles stockholders to buy one one-thousandth (1/1000) of a share of the Series A Junior Participating Preferred Stock of the Corporation, at an initial exercise price of $44.12, in the event the rights become exercisable. As amended, the rights generally become exercisable if a person or group becomes the beneficial owner of 4.9% or more of (a) the outstanding Class A common stock of the Corporation or (b) the fair market value of all capital stock of the Corporation. Prior to this amendment, the beneficial ownership percentage threshold to trigger the rights plan was 10.0% of all voting securities, a trigger that, after this amendment, remains in place in addition to the aforementioned 4.9% trigger.

The Amended Rights Agreement extends the expiration date of the rights from January 29, 2018 to January 26, 2019, unless the rights are earlier redeemed or exchanged in accordance with the Amended Rights Agreement or the Amended Rights Agreement is earlier terminated by the Company’s Board of Directors.

This amendment is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation’s Class A common stock is currently traded.

FXCM Inc.

Notes to Consolidated Financial Statements

Note 29. Subsequent Events - (continued)

Memorandum of Understanding with Leucadia

On March 10, 2016 the Company entered into a nonbinding memorandum of understanding (“MOU”) with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement between the Corporation, Holdings, Newco and Leucadia, initially entered into on January 16, 2015 and subsequently amended on January 24, 2015.

The amendments to the Credit Agreement will extend the maturity date of the term loan by one year to January 2018. Additionally, the Company will have the right to defer any three of the remaining interest payments by paying interest in kind. Until the loan and interest under the amended Credit Agreement are fully repaid, all distributions and sales proceeds will continue to be used solely to repay the loan plus interest.

The MOU also provides for the termination of the Letter Agreement and its terms shifted to Newco’s LLC agreement. The existing Newco LLC agreement will be amended, Newco will be renamed FXCM Group LLC (“FXCM Group”) and Leucadia will own a 49.9% common membership interest in FXCM Group. Holdings will own a 50.1% common membership interest in FXCM Group. Distributions from FXCM Group will not be permitted until the principal and interest due under the amended Credit Agreement is repaid.

FXCM Group will be governed by an eight-member board, comprising three directors appointed by Leucadia, three directors appointed by the Company and two independent directors, one each to be nominated by Leucadia and the Company. After January 2018, Leucadia and the Company will each have the right to begin a process that could unwind the partnership, potentially resulting in a sale process for FXCM Group.

A long-term incentive program with a five-year vesting period will be put into place to retain and incentivize senior management of FXCM to maximize cash flow generation and growth of the business. The long-term incentive plan will operate only after the principal and interest under the amended Credit Agreement is repaid and will equal the following:

•	10.0% of all distributions or sales proceeds from FXCM Group up to $350 million;

•	12.0% of all distributions or sales proceeds from FXCM Group from $350 million to $850 million; and

•	14.0% of all distributions or sales proceeds from FXCM Group above $850 million.

Long-term incentive plan participants will receive their share of any distributions or sales proceeds while unvested.

Leucadia will own a non-voting preferred class of membership interest that, when added to its 49.9% common membership interest, will result in the following distribution of proceeds from FXCM Group:

Aggregate amount of proceeds	Original Waterfall	Revised Waterfall

Amounts due under the Credit Agreement	100% Leucadia	100% Leucadia
Next $350 million	50% Leucadia / 50% FXCM	45% Leucadia / 45% FXCM / 10.0% FXCM management
Next $500 million	90% Leucadia / 10% FXCM	79.2% Leucadia / 8.8% FXCM / 12.0% FXCM management
All aggregate amounts thereafter	60% Leucadia / 40% FXCM	51.6% Leucadia / 34.4% FXCM / 14.0% FXCM management

The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board and regulatory approvals. The Company expects the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the second quarter of 2016. The Company is currently evaluating the accounting impact that the

FXCM Inc.

Notes to Consolidated Financial Statements

Note 29. Subsequent Events - (continued)

amendments will have on its consolidated financial statements, which is expected to be material. An estimate of the quantitative impact to the consolidated financial statements cannot be made at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are made in accordance with authorizations of management and directors of the Company, and providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting has been audited by the our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FXCM Inc.
We have audited FXCM Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FXCM Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, FXCM Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of FXCM Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 11, 2016

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		(B) Weighted-average exercise price of outstanding options, warrants and rights (1)		(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	692,922	(2), (3)	$136.29	(4)	426,954
Equity compensation plans not approved by security holders	—		—		—
_________________

(1)	Reflects the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2)	Includes 678,019 shares subject to outstanding stock options and 14,903 shares subject to outstanding restricted stock units (“RSUs”).
(3)	Includes 33,678 stock options granted to our independent directors.
(4)	Calculated exclusive of outstanding RSUs.

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

FXCM INC.
Date:	March 11, 2016	By:	/s/ Dror (Drew) Niv
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

Signature	Title	Date
/s/ Dror (Drew) Niv	Director and Chief Executive Officer	March 11, 2016
Dror (Drew) Niv	(principal executive officer)
/s/ David Sakhai	Director and Chief Operating Officer	March 11, 2016
David Sakhai
/s/ William Adhout	Director	March 11, 2016
William Ahdout
/s/ Kenneth Grossman	Director	March 11, 2016
Kenneth Grossman
/s/ Eduard Yusupov	Director	March 11, 2016
Eduard Yusupov
/s/ Robert Lande	Chief Financial Officer	March 11, 2016
Robert Lande	(principal financial officer)
/s/ James Brown	Director	March 11, 2016
James Brown
/s/ Ryan Silverman	Director	March 11, 2016
Ryan Silverman
/s/ Arthur Gruen	Director	March 11, 2016
Arthur Gruen
/s/ Robin E. Davis	Director	March 11, 2016
Robin E. Davis
/s/ Bryan Reyhani	Director	March 11, 2016
Bryan Reyhani
/s/ Eric LeGoff	Director	March 11, 2016
Eric LeGoff
/s/ Margaret Deverell	Chief Accounting Officer	March 11, 2016
Margaret Deverell	(principal accounting officer)

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by FXCM Inc. on September 29, 2015 (File No. 001-34986)).

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

4.4	Form of Option Agreement (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on April 21, 2015 (File No. 001-34986)).
4.5
Amended and Restated Rights Agreement, dated as of January 26, 2016, by and between FXCM Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2016 (File No. 001-34986)).

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

10.24	Form of Amended and Restated Severance Agreement for Founders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.25	Form of Severance Agreement for Selected Executives and Managers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.26
FXCM Inc. Annual Incentive Bonus Plan for Founder-Directors (2015-2016) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†

10.27
FXCM Inc. Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†

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