Form 10-Q
period 2016-03-31
FXCM Inc.
filed 2016-05-06
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 4, 2016, there were 5,602,534 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 25 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2016

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2016	December 31, 2015

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$208,093	$203,854
Cash and cash equivalents, held for customers	633,151	685,043
Due from brokers	280	3,781
Accounts receivable, net	1,406	1,636
Tax receivable	62	1,766
Current assets held for sale	200,971	233,937
Total current assets	1,043,963	1,130,017
Deferred tax asset	14	14
Office, communication and computer equipment, net	36,125	35,891
Goodwill	27,364	28,080
Other intangible assets, net	11,819	13,782
Notes receivable	7,881	7,881
Other assets	10,753	11,421
Total assets	$1,137,919	$1,227,086
Liabilities and Stockholders' Deficit
Current liabilities
Customer account liabilities	$633,151	$685,043
Accounts payable and accrued expenses	37,441	38,298
Due to brokers	5,523	1,073
Due to related parties pursuant to tax receivable agreement	—	145
Current liabilities held for sale	15,045	14,510
Total current liabilities	691,160	739,069
Deferred tax liability	505	719
Senior convertible notes	156,021	154,255
Credit Agreement	157,636	147,262
Derivative liability — Letter Agreement	337,627	448,458
Other liabilities	15,121	16,044
Total liabilities	1,358,070	1,505,807
Commitments and Contingencies (See Note 14)
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,602,534 shares issued and outstanding as of March 31, 2016 and December 31, 2015	56	56
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 25 shares issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	267,741	267,369
Accumulated deficit	(481,815)	(531,550)
Accumulated other comprehensive income	960	1,004
Total stockholders’ deficit, FXCM Inc.	(213,057)	(263,120)
Non-controlling interests	(7,094)	(15,601)
Total stockholders’ deficit	(220,151)	(278,721)
Total liabilities and stockholders’ deficit	$1,137,919	$1,227,086

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(In thousands, except per share data)
Revenues
Trading revenue	$69,747	$69,214
Interest income	528	322
Brokerage interest expense	(198)	(204)
Net interest revenue	330	118
Other income	1,438	145,858
Total net revenues	71,515	215,190
Operating Expenses
Compensation and benefits	24,826	25,039
Referring broker fees	10,646	16,069
Advertising and marketing	5,468	2,817
Communication and technology	7,605	9,517
Trading costs, prime brokerage and clearing fees	888	1,140
General and administrative	14,101	13,655
Bad debt expense	—	256,915
Depreciation and amortization	7,244	7,020
Goodwill impairment loss	—	9,513
Total operating expenses	70,778	341,685
Operating income (loss)	737	(126,495)
Other Income (Expense)
Gain (loss) on derivative liability — Letter Agreement	110,831	(292,429)
Loss on equity method investments, net	189	151
Interest on borrowings	20,553	30,559
Income (loss) from continuing operations before income taxes	90,826	(449,634)
Income tax provision	582	179,762
Income (loss) from continuing operations	90,244	(629,396)
Loss from discontinued operations, net of tax	(31,068)	(98,598)
Net income (loss)	59,176	(727,994)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	23,452	(257,375)
Net loss attributable to other non-controlling interests	(14,011)	(43,802)
Net income (loss) attributable to FXCM Inc.	$49,735	$(426,817)

Income (loss) from continuing operations attributable to FXCM Inc.	$61,270	$(393,325)
Loss from discontinued operations attributable to FXCM Inc.	(11,535)	(33,492)
Net income (loss) attributable to FXCM Inc.	$49,735	$(426,817)

Weighted average shares of Class A common stock outstanding — Basic and Diluted (1)	5,603	4,713
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted (1):
Continuing operations	$10.94	$(83.45)
Discontinued operations	(2.06)	(7.11)
Net income (loss) attributable to FXCM Inc.	$8.88	$(90.56)
(1) Prior period is adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Amounts in thousands)
Net income (loss)	$59,176	$(727,994)
Other comprehensive loss
Foreign currency translation loss	(53)	(3,840)
Other comprehensive loss, net of tax	(53)	(3,840)
Comprehensive income (loss)	59,123	(731,834)
Comprehensive income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	23,431	(258,846)
Comprehensive loss attributable to other non-controlling interests	(13,999)	(43,813)
Comprehensive income (loss) attributable to FXCM Inc.	$49,691	$(429,175)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2016	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
Net income	9,441	49,735	—	—	—	—	—	—	59,176
Other comprehensive loss, net of tax	(9)	—	(44)	—	—	—	—	—	(53)
Comprehensive income (loss)	9,432	49,735	(44)	—	—	—	—	—	59,123
Class A common stock
Equity-based compensation	174	—	—	372	—	—	—	—	546
Distributions — non-controlling members	(1,099)	—	—	—	—	—	—	—	(1,099)
Balance as of March 31, 2016	$(7,094)	$(481,815)	$960	$267,741	5,602,534	$56	25	$1	$(220,151)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income (loss)	$59,176	$(727,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,244	19,379
Equity-based compensation	522	1,608
Deferred tax (benefit) expense	(193)	186,403
Goodwill impairment losses	—	64,378
Impairment losses on held for sale assets	31,511	26,499
(Gain) loss on derivative liability — Letter Agreement	(110,831)	292,429
Amortization of deferred bond discount	1,463	1,377
Amortization of deferred financing cost	302	1,746
Amortization of original issue discount — Credit Agreement	8,307	14,276
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	2,066	3,218
Loss on equity method investments, net	36	76
Gain on disposition of equity method investment	(679)	—
Due to related parties pursuant to tax receivable agreement	44	(145,224)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	52,004	305,142
Due from brokers	3,697	(5,423)
Accounts receivable, net	234	(2,220)
Tax receivable, net	1,704	(1,868)
Other assets	1,516	1,807
Customer account liabilities	(51,892)	(304,512)
Accounts payable and accrued expenses	(558)	(1,166)
Other liabilities	(430)	7
Payments for tax receivable agreement	(188)	(5,352)
Due to brokers	4,475	(14,801)
Securities sold, not yet purchased	218	287
Foreign currency remeasurement loss	(1,348)	(842)
Net cash provided by (used in) operating activities	8,400	(290,770)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(5,558)	(4,423)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(500)	—
Proceeds from notes receivable	—	1,500
Net cash used in investing activities	(6,058)	(2,424)
Cash Flows From Financing Activities
Payments on borrowings under the Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	—	(12,378)
Debt acquisition costs — Credit Agreement	—	(1,876)
Net cash provided by financing activities	—	239,746
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,899	(1,221)
Net increase (decrease) in cash and cash equivalents	4,241	(54,669)
Cash and cash equivalents
Beginning of year	214,640	338,814
End of period	$218,881	$284,145

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash (received) paid for taxes	$(248)	$199
Cash paid for interest	$7,686	$6,327
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$—	$7,441
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$1,099	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$826
Deferred tax benefit	$—	$(6,257)
Goodwill impairment losses	$—	$54,865
Impairment losses on held for sale assets	$31,511	$26,499
Gain on equity method investments, net	$153	$75
Purchases of office, communication and computer equipment, net	$(47)	$(158)
Proceeds from sale of office, communication and computer equipment	$—	$499
Gain on disposition of equity method investment	$679	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a holding company, is an online provider of foreign exchange (“FX”) trading, contracts for difference ("CFD") trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. In January 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation ("Leucadia") ("the Leucadia Transaction") (see Note 12). As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

Discontinued Operations

During the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. The retail businesses are FXCM Asia Limited, FXCM Japan Securities Co., Ltd. and the equity trading business of FXCM Securities Limited. The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and the Company's equity interest in FastMatch, Inc. ("FastMatch"). In April 2015, the Company completed the sale of FXCM Japan Securities Co., Ltd. and Faros Trading LLC. In September 2015, the Company completed the sale of FXCM Asia Limited. In December 2015, the Company completed the sale of the equity trading business of FXCM Securities Limited. The Company remains committed to a plan to sell the remaining businesses which continue to be actively marketed. As a result, these businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

Reverse Stock Split

A one-for-ten reverse split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split") became effective at the opening of trading on the NYSE on October 1, 2015 (the "Effective Date"). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. No fractional shares were issued in connection with the Reverse Stock Split.

All references in this Quarterly Report to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for the prior period presented, unless otherwise noted.

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

As indicated above, in January 2015, Holdings transferred its interest in its operating subsidiaries to Newco, a wholly-owned subsidiary of Holdings formed in connection with the Leucadia Transaction (see Note 12). The Leucadia Transaction provided the financing needed in order for the operating subsidiaries of Holdings and Newco to maintain compliance with regulatory capital requirements and continue operations.  The Company determined that Newco is a VIE and concluded that Holdings is the primary beneficiary of Newco since Holdings has the ability to direct the activities of Newco that most significantly impact Newco’s economic performance and the obligation to absorb losses of Newco or the right to receive benefits from Newco that could be significant to Newco. As a result, Holdings consolidates the financial results of Newco.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 67.9% and 32.1%, respectively, as of both March 31, 2016 and December 31, 2015.

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Newco, LLC	(“Newco”)
FXCM Global Services, LLC	(“Global Services”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited**	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited***	(“FSL”)
FXCM Japan Securities Co., Ltd.*	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC*	(“Faros”)
V3 Markets, LLC	(“V3”)

*	Sold by the Company in April 2015
**	Sold by the Company in September 2015
***	Sold by the Company in December 2015

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the condensed consolidated statements of operations. For the Company's equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale on the condensed consolidated statements of financial condition and earnings or losses are included in the determination of Income or loss from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 6).

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

Reclassifications

Certain reclassifications of prior period amounts related to the Company's retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, have been made to conform to the current period's presentation in the condensed consolidated statements of financial condition (see Note 2).

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the condensed consolidated interim financial statements.

Note 2. Significant Accounting Policies and Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Accounting Pronouncements Adopted in 2016

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized and reported as interest expense. The Company adopted ASU No. 2015-03 on January 1, 2016 on a retrospective basis. The adoption of ASU No. 2015-03 resulted in the reclassification of $2.6 million and $2.9 million of unamortized debt issuance costs related to the Company's Senior convertible notes from Other assets to the Senior convertible notes liability within the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, respectively (see Note 13). The adoption of ASU No. 2015-03 also resulted in the reclassification of $0.4 million and $0.5 million of unamortized debt issuance costs related to the Company's Credit Agreement from Other assets to the Credit Agreement liability within the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, respectively (see Note 12). Other than these reclassifications, the adoption of ASU No. 2015-03 did not have an impact on the Company's condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. The Company adopted ASU No. 2015-02 on January 1, 2016 which did not have an impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases classified as operating leases of greater than twelve months. The accounting by lessors will remain largely unchanged. The guidance in this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest period presented. The Company expects to adopt this guidance beginning January 1, 2019 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted. The Company expects to adopt this guidance beginning January 1, 2017 and does not currently expect it will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to classification on the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company expects to adopt this guidance beginning January 1, 2017 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The new revenue standard establishes principles for recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

consideration to which the company expects to be entitled in exchange for those goods or services and allows for either the full retrospective or cumulative effect transition method of adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard by one year. The new effective date is for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), an amendment to the guidance in ASU No. 2014-09 that clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on a principal rather than an agent and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”). This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an amendment to the guidance in ASU No. 2014-09 which clarifies the following two aspects of Topic 606: (a) identifying performance obligations and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The updated standard is effective for the Company's first quarter of 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and has not yet selected a transition method.

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

There were no changes in the non-controlling and the Corporation's interests in Holdings for the three months ended March 31, 2016:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	—	—	—	—%	—%	—%
Balance as of March 31, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank ("SNB") releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain retail and institutional businesses in order to pay down the Leucadia debt. The retail businesses are HK, FXCMJ and the equity trading business of FSL. The institutional businesses are Faros, Lucid, V3 and the Company's equity interest in FastMatch. In April 2015, the Company completed the sales of FXCMJ and Faros. In September 2015, the Company completed the sale of HK. In December 2015, the Company completed the sale of the equity trading business of FSL. The Company remains committed to a plan to sell Lucid, V3 and its equity interest in FastMatch and continues to actively market these businesses.

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the condensed consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of March 31, 2016. Accordingly, the assets and liabilities of these businesses were classified as assets and liabilities held for sale on the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

Completed dispositions

In April 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which included a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income was amortized into other income over the nine-month period ending December 31, 2015.  The terms of the services agreement provide for the Company to receive a monthly fee for these services beginning January 1, 2016 for an expected period of ten months ending on October 31, 2016. The Company recorded other income for these transitional services of $0.7 million for the three months ended March 31, 2016.

In April 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three months ended March 31, 2016.

In September 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain related to the sale of approximately $12.4 million. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the third quarter of 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income will be amortized into other income over the nine-month period following the date of sale.  For the three months ended March 31, 2016, the Company recorded $0.3 million of other income for

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

these transitional services. Beginning nine months after the date of sale, the Company will receive a monthly fee for such services for a minimum period of nine months.

In December 2015, the Company completed the sale of the equity trading business of FSL to AS Expobank for a cash purchase price of $2.3 million. The Company recognized a net loss of approximately $7.1 million related to the sale, which included a reversal of $1.5 million of foreign currency translation loss out of accumulated other comprehensive income. The net loss was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the fourth quarter of 2015. In connection with the sale of the equity trading business of FSL, the Company agreed to provide certain transitional services, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. The deferred income will be amortized into other income over the twelve-month period following the date of sale. For the three months ended March 31, 2016, the Company recorded $0.2 million of other income for these transitional services.

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three months ended March 31, 2016 and 2015, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Revenues
Trading revenue	$6,336	$26,282
Interest income	129	187
Brokerage interest expense	—	(35)
Net interest revenue	129	152
Other income	—	2,395
Total net revenues	6,465	28,829
Operating Expenses
Compensation and benefits	41	7,035
Allocation of net income to Lucid members for services provided	1,201	2,686
Total compensation and benefits	1,242	9,721
Referring broker fees	—	208
Advertising and marketing	—	512
Communication and technology	1,497	2,287
Trading costs, prime brokerage and clearing fees	3,610	5,748
General and administrative	505	1,995
Bad debt expense	—	8,408
Depreciation and amortization	—	12,359
Goodwill impairment loss	—	54,865
Total operating expenses	6,854	96,103
Operating loss	(389)	(67,274)
Other Income
Income on equity method investments, net	153	75
Gain on disposition of equity method investment (see Note 6)	679	—
Income (loss) from discontinued operations before income taxes	443	(67,199)
Loss on classification as held for sale before income taxes	(31,511)	(26,499)
Total loss from discontinued operations before income taxes*	(31,068)	(93,698)
Income tax provision	—	4,900
Loss from discontinued operations, net of tax	$(31,068)	$(98,598)
* Total loss from discontinued operations before income taxes attributable to FXCM Inc. was $11.5 million and $30.5 million for the three months ended March 31, 2016 and 2015, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of March 31, 2016 and December 31, 2015, with amounts in thousands:

	As of
	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$10,788	$10,786
Due from brokers (1)	22,038	22,234
Accounts receivable, net	174	178
Office, communication and computer equipment, net	1,201	1,154
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (2) (3)	14,059	15,363
Loss recognized on classification as held for sale	(98,171)	(66,660)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$200,971	$233,937

Liabilities
Accounts payable and accrued expenses (4)	$11,137	$10,838
Due to brokers (1)	25	—
Securities sold, not yet purchased	3,842	3,624
Other liabilities	41	48
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$15,045	$14,510
____________________________________

(1) Includes as of March 31, 2016 and December 31, 2015: a) derivative assets, net of $5.3 million and $0.9 million, respectively; b) Unsettled spot FX net (liability) asset of $(1.1) million and $0.3 million, respectively; c) Unsettled common stock of $3.0 million and $3.0 million, respectively; and d) Excess cash collateral of $14.8 million and $18.0 million, respectively.

(2) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Company had previously owned shares in the Intercontinental Exchange which were sold in April 2015. The Company recognized a gain of $0.1 million related to the sale which was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In the fourth quarter of 2015, the Company acquired additional ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid which were recorded at a total cost of $3.7 million. There were no exchange membership impairments as of March 31, 2016 or December 31, 2015. The total cost of ownership interests and shares owned was $4.6 million and $4.8 million, respectively, as of both March 31, 2016 and December 31, 2015.

(3) Includes the carrying value of the Company's equity interest in FastMatch of $4.3 million and $4.2 million as of March 31, 2016 and December 31, 2015, respectively. The carrying value of the Company's previously-held equity interest in the V3-related LLC of $1.5 million is included in the balance as of December 31, 2015 (see Note 6).

(4) Includes as of March 31, 2016 and December 31, 2015 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $7.4 million and $6.5 million, respectively.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Notes Receivable - (continued)

income related to the notes receivable was not material for the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was no reserve against the notes receivable.

Note 6. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.4 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $0.2 million for each of the three months ended March 31, 2016 and 2015 and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company has a 35.1% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that holds a 17.26% interest in a firm that delivers investment information to investment professionals. Until December 31, 2015, the other members of the V3-related LLC had not consented to the transfer of the 66.3% non-controlling interest to the Company and the investment had been accounted for using the equity method. On December 31, 2015, the other members of the V3-related LLC approved a resolution to transfer the 66.3% non-controlling interest to the Company and, in a related transaction, to distribute the assets held by the V3-related LLC to its members, including the Company, and subsequently liquidate the V3-related LLC. These transactions were completed during the first quarter of 2016 and resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the resulting investment was $1.1 million as of March 31, 2016 and is included as a component of Other assets in the condensed consolidated statements of financial condition. As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC.

The carrying values of the Company's equity interests in FastMatch and the V3-related LLC are included in assets held for sale on the condensed consolidated statements of financial condition. As of March 31, 2016 and December 31, 2015, the carrying values of the Company's equity method investments included in assets held for sale were $4.3 million and $5.7 million, respectively. The Company's share of the income or loss of FastMatch and the V3-related LLC is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. Total income on equity method investments included in Income (loss) from discontinued operations, net of tax was $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

The Company did not receive any dividend distributions from its equity method investments during the three months ended March 31, 2016 or 2015.

Note 7. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the first quarter of 2015 primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The impairment loss is presented as a separate line item in the condensed consolidated statements of operations and included as a component of Loss from continuing operations for the three months ended March 31, 2015.

During the fourth quarter of 2015, the Company completed its annual testing for impairment of goodwill and, based on the evaluation performed, concluded that goodwill was not impaired as of October 1, 2015. During the three months ended March 31, 2016, no triggering events have occurred that would indicate that it is more likely than not that goodwill is impaired.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill - (continued)

Changes in goodwill for the three months ended March 31, 2016 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2016	$28,080
Foreign currency translation adjustments	(716)
Balance as of March 31, 2016	$27,364

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of March 31, 2016 and December 31, 2015, with amounts in thousands:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(22,310)	$13,150	$35,460	$(21,223)	$14,237
Foreign currency translation adjustment	(2,228)	297	(1,931)	(1,910)	855	(1,055)
Total finite-lived intangible assets	33,232	(22,013)	11,219	33,550	(20,368)	13,182
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$33,832	$(22,013)	$11,819	$34,150	$(20,368)	$13,782

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the three months ended March 31, 2015. No impairment of intangible assets has been identified as of March 31, 2016.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $1.9 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense related to intangible assets to be disposed of is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

Estimated future amortization expense for intangible assets outstanding as of March 31, 2016 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2016	$5,307
2017	4,094
2018	1,468
2019	350
2020	—
Thereafter	—
$11,219

Note 9. Earnings per Share

On October 1, 2015, the Company effected a one-for-ten reverse stock split of the Corporation's issued and outstanding Class A common stock (see Note 1). As a result, all references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for the prior period presented, unless otherwise noted.

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's loss from continuing operations for the three months ended March 31, 2015, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for this period.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of FXCM Inc. The option has a strike price of $22.50. For the three months ended March 31, 2016, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 747,791 and 735,243 for the three months ended March 31, 2016 and 2015, respectively, were excluded because they were antidilutive under the treasury method.

In June 2012, the Company issued 720,000 shares of the Corporation’s Class A common stock in connection with the acquisition of Lucid subject to the achievement of certain targets related to the financial performance of Lucid (the "Profit Targets") over a three-year term. In accordance with ASC 260, the anniversary shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions to receiving the shares have been satisfied (that is, when issuance of the shares is no longer contingent) and there is no circumstance under which those shares would not be issued. The shares are considered for inclusion in diluted EPS prior to issuance if all necessary conditions have been satisfied by the end of the period. The Lucid sellers received 120,000 shares in June 2013 and 300,000 shares in June 2014. The Lucid sellers achieved the Profit Targets for the 300,000 third anniversary shares during the quarter ended March 31, 2015, however, at March 31, 2015 the third anniversary shares were considered contingently issuable shares since there were circumstances

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

under which the shares would not be issued. Accordingly, the shares were not included in the computation of basic EPS for the three months ended March 31, 2015. The third anniversary shares were not included in diluted EPS for the three months ended March 31, 2015 as they would have had an antidilutive effect since the shares would decrease the loss per share.

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three months ended March 31, 2016 and 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three months ended March 31, 2016 and 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. During the three months ended March 31, 2016 and 2015, certain members of Holdings exchanged nil and 0.3 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net income (loss) per share of Class A common stock:
Numerator
Income (loss) from continuing operations attributable to FXCM Inc.	$61,270	$(393,325)
Loss from discontinued operations attributable to FXCM Inc.	(11,535)	(33,492)
Net income (loss) available to holders of Class A common stock	49,735	(426,817)
Earnings allocated to participating securities	—	—
Income (loss) available to common stockholders	$49,735	$(426,817)
Denominator
Weighted average shares of Class A common stock(1)	5,603	4,713
Add dilutive effect of the following:
Weighted average of Lucid's second anniversary shares issued on June 18, 2015	—	—
Stock options and RSUs(1),(2)	—	—
Convertible note hedges	—	—
Warrants	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock(1)	5,603	4,713

Net income (loss) per share of Class A common stock — Basic and Diluted(1):
Continuing operations	$10.94	$(83.45)
Discontinued operations	(2.06)	(7.11)
Net income (loss) per share of Class A common stock	$8.88	$(90.56)
____________________________________
(1) Prior period is adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2) No dilutive effect for the three months ended March 31, 2016 therefore zero incremental shares included for the period.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	March 31, 2016	December 31, 2015
Receivables
Advances to Holdings non-controlling members	$48	$112
Accounts receivable — Lucid non-controlling members	15	15
Advances to employees	71	201
Notes receivable and interest — Lucid non-controlling members	8,210	8,171
Total receivables from related parties	$8,344	$8,499

Payables
Employees	$646	$1,104
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	7,360	6,500
Tax receivable agreement	—	145
Total payables to related parties	$8,006	$7,749

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of March 31, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition are advances to the Lucid non-controlling members. As of March 31, 2016 and December 31, 2015, advances to the Lucid non-controlling members were not material.

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.1% equity interest (see Note 6). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were nil and $2.9 million for the three months ended March 31, 2016 and 2015, respectively, and are included in Trading revenue in the condensed consolidated statements of operations. Fees paid to FastMatch were nil and $2.0 million for the three months ended March 31, 2016 and 2015, respectively, and are reflected as a component of Communication and technology in the condensed consolidated statements of operations. During the three months ended March 31, 2016, the Company received $0.1 million from FastMatch for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations.

The Company has advanced funds to several employees. The outstanding balances as of March 31, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. Interest income related to the notes receivable was not material for the three months ended March 31, 2016 and 2015. During the fourth quarter of 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both March 31, 2016 and December 31, 2015 and are included in assets held for sale (see Note 4).

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $7.4 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively, and are included in Current liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the three months ended March 31, 2016 and 2015, certain members of Holdings exchanged nil and 0.3 million, respectively, of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement (after giving effect to the one-for-ten reverse stock split).

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $146.1 million and $146.8 million as of March 31, 2016 and December 31, 2015, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of March 31, 2016, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the three months ended March 31, 2016 and 2015, payments of $0.2 million and $5.4 million, respectively, were made pursuant to the tax receivable agreement.

Other

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). An affiliated shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to the arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and the Company's technology platform to act as its local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. Effective May 4, 2015, UK LTD terminated the arrangement with Global Finance and Master Capital. For the three months ended March 31, 2015, the fees and commissions related to the arrangement were $0.2 million and are included in Referring broker fees in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Net Capital Requirements

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of March 31, 2016 and December 31, 2015, with amounts in millions:

	As of March 31, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$56.7	$84.9	$12.4	$13.0
Minimum capital requirement	32.0	23.0	1.1	3.7
Excess capital	$24.7	$61.9	$11.3	$9.3

	As of December 31, 2015
	US	UK LTD	Australia	Lucid LLP
Capital	$43.6	$76.3	$12.0	$10.9
Minimum capital requirement	28.3	27.6	0.7	4.0
Excess capital	$15.3	$48.7	$11.3	$6.9

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

There was zero bad debt expense from continuing or discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2016.  Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three months ended March 31, 2015 includes net expense of $256.9 million   related to the debit balances, consisting of $266.6 million initially recorded less $9.7 million of recoveries. Loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2015 includes net expense of $8.4 million related to the debit balances, consisting of $8.5 million initially recorded less $0.1 million of recoveries.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Memorandum of Understanding with Leucadia

On March 10, 2016 the Company entered into a nonbinding memorandum of understanding (“MOU”) with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement between the Corporation, Holdings, Newco and Leucadia.

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

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of March 31, 2016, the Company has paid $117.3 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Company allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method will be used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 39.8%. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which is included in the condensed consolidated statements of operations for the three months ended March 31, 2015.

As of March 31, 2016, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $10.74. The valuation approach incorporates an option pricing model for the allocation of enterprise value between the derivative liability, common stock and convertible debt. The valuation as of March 31, 2016 also incorporates assumptions that reflect the arrangements in the MOU and the restructuring of the agreement with Leucadia. In this regard, in estimating the fair value of the derivative liability as of March 31, 2016, the Company used a blended probability weighting approach that incorporated the assumptions underlying a restructuring scenario, i.e., the proposed arrangements in the MOU, and a non-restructuring scenario, i.e., the current terms of the Credit Agreement and the Letter Agreement. Since the Company believed the common stock price as of the valuation date had reflected the potential impact of the proposed amendments in the MOU, the Company assigned a higher weighting to the estimated fair value determined under the restructuring scenario and a lower weighting to the estimated fair value determined under the non-restructuring scenario.

As of March 31, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $337.6 million and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decline in the estimated fair value of the derivative liability as of March 31, 2016 resulted in a gain of $110.8 million for the three months ended March 31, 2016. The change in the estimated fair value of the derivative liability is recorded in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market. In addition, the valuation methods are sensitive to certain key assumptions, such as volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $2.50 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $48.4 million (decrease of approximately $51.7 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $2.1 million (increase of approximately $2.3 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The balance of the Credit Agreement as of March 31, 2016 and December 31, 2015, was as follows, with amounts in thousands:

	As of
	March 31, 2016	December 31, 2015
Debt principal	$192,685	$192,685
Original issue discount	(27,659)	(35,967)
Discount — issuance fee	(4,085)	(5,227)
Deferred financing fee	(2,940)	(3,762)
Debt issuance costs	(365)	(467)
Debt — net carrying value	$157,636	$147,262

Interest expense related to the Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, consists of the following, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Contractual interest	$7,686	$6,248
Deferred interest	(243)	2,686
Amortization of original issue discount	8,308	14,276
Amortization of issuance fee discount	1,142	1,779
Amortization of deferred financing fee	822	1,280
Amortization of debt issuance costs	102	159
Total interest expense — Credit Agreement	$17,817	$26,428

The Company records deferred interest for the difference between the current period's contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $1.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the three months ended March 31, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the three months ended March 31, 2015. As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively,

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

were reclassified from Other assets to the Credit Agreement liability on the condensed consolidated statements of financial condition.

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $0.8 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The deferred financing fee was paid on April 1, 2015.

Note 13. Debt

Revolving Credit Agreement

In December 2011, Holdings entered into a credit agreement ("Revolving Credit Agreement") with a syndicate of financial institutions. In January 2015, in connection with the Leucadia Transaction, Holdings' outstanding balance under the Revolving Credit Agreement of $25.0 million was repaid in full and the Revolving Credit Agreement was terminated effective January 20, 2015.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was $1.5 million for the three months ended March 31, 2015. For the same period, the weighted average dollar amount of borrowings under the Revolving Credit Agreement was $5.3 million and the weighted average interest rate was 2.92%.

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

The Company incurred $6.0 million of Convertible Notes issuance costs. The debt issuance costs will be amortized to interest expense over the life of the Convertible Notes. As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $2.6 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively, were reclassified from Other assets to the Senior convertible notes liability on the condensed consolidated statements of financial condition.

The balances of the liability and equity components as of March 31, 2016 and December 31, 2015, were as follows, with amounts in thousands:

	As of
	March 31, 2016	December 31, 2015
Liability component — principal	$172,500	$172,500
Deferred bond discount	(13,852)	(15,315)
Deferred debt issuance costs	(2,627)	(2,930)
Liability component — net carrying value	$156,021	$154,255
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Stated coupon rate	$970	$970
Amortization of deferred bond discount	1,464	1,377
Amortization of debt issuance cost	302	302
Total interest expense — Convertible Notes	$2,736	$2,649

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

The Company has incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although the Company is unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through March 31, 2016, the Company incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The costs incurred during the three months ended March 31, 2016 were not material. The Company maintains insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter.

Guaranty

In July 2015, the Company entered into a guaranty with Citibank, N.A. (the "Guaranty") following the transition of certain institutional customers from the Company to FastMatch (see Note 10). Under the terms of the Guaranty, the Company agreed to guaranty FastMatch for any liabilities and other amounts that became due and payable by FastMatch for services provided by Citibank N.A. as the intermediating counterparty for trading transactions executed on the FastMatch platform. The Guaranty expired on March 1, 2016 and was not renewed. No payments were made by the Company to Citibank N.A. under the terms of the Guaranty.

Note 15. Derivative Financial Instruments

Derivative financial instruments are accounted for in accordance with ASC 815 and are recognized as either assets or liabilities at fair value on the condensed consolidated statements of financial condition. The Company has master netting agreements with its respective counterparties under which derivative financial instruments are presented on a net-by-counterparty basis in accordance with ASC 210 and ASC 815. The Company enters into futures contracts or CFD contracts to economically hedge the open customer contracts and positions on its CFD business. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. CFD contracts are non-exchange traded contracts between a buyer and seller to exchange the difference in the value of an underlying asset at the beginning and end of a stated period. The Company's derivative assets and liabilities associated with futures contracts and CFD contracts on its CFD business are recorded within Due from brokers and Due to brokers, respectively, on the condensed consolidated statements of financial condition and gains or losses on these transactions are included in Trading revenue in the condensed consolidated statements of operations.

Through its subsidiaries Lucid and V3, the Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. As discussed in Note 4, Lucid and V3 are reported as discontinued operations for all periods presented. Accordingly, the gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of March 31, 2016 and December 31, 2015. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of March 31, 2016
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$8,702	$35,792	$18	$80
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	746	159,814	7,689	1,465,637
OTC options	Current assets/liabilities held for sale (1)	3,649	115,617	1,283	136,757
Total derivatives, gross		$13,097	$311,223	$8,990	$1,602,474
Netting agreements and cash collateral netting		(7,823)		(7,823)
Total derivatives, net		$5,274		$1,167
____________________________________
(1) As of March 31, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $13.0 million and $7.7 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $7.7 million and $7.7 million, respectively.

(2) As of March 31, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations is $0.1 million and $1.2 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.1 million and $0.1 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

		December 31, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (3)	$6,503	$15,399	$5,805	$18,282
CFD contracts	Due from/Due to brokers (4)	206	109,715	36	99,036
Future contracts	Due from/Due to brokers and Current assets/liabilities held for sale (3), (4)	4,212	794,960	3,102	1,047,239
Total derivatives, gross		$10,921	$920,074	$8,943	$1,164,557
Netting agreements and cash collateral netting		(8,909)		(8,909)
Total derivatives, net		$2,012		$34
____________________________________
(3) As of December 31, 2015, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $9.7 million and $8.8 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $8.8 million and $8.8 million, respectively.

(4) As of December 31, 2015, the aggregate fair value of derivative assets and liabilities, gross attributable to continuing operations is $1.2 million and $0.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.1 million and $0.1 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Exchange traded options (5)	$10,354	$(1,905)
CFD contracts (6)	(140)	(5,762)
Futures contracts (7)	(15,120)	20,062
OTC options (5)	12	1,086
Total	$(4,894)	$13,481
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $(7.6) million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$8,702	$—	$—	$—	$8,702
Futures contracts	746	—	—	—	746
OTC options	—	3,649	—	—	3,649
Netting	—	—	—	(7,823)	(7,823)
Total derivative assets (1)	9,448	3,649	—	(7,823)	5,274
Total assets	$9,448	$3,649	$—	$(7,823)	$5,274

Financial Liabilities:
Customer account liabilities	$—	$633,151	$—	$—	$633,151
Derivative liabilities:
Exchange traded options	18	—	—	—	18
Futures contracts	7,689	—	—	—	7,689
OTC options	—	1,283	—	—	1,283
Netting	—	—	—	(7,823)	(7,823)
Total derivative liabilities (1)	7,707	634,434	—	(7,823)	1,167
Securities sold, not yet purchased (2)	3,842	—	—	—	3,842
Letter Agreement	—	—	337,627	—	337,627
Total liabilities	$11,549	$634,434	$337,627	$(7,823)	$975,787

As of March 31, 2016, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.1 billion and $2.7 billion, respectively. The Company's total net notional value for open FX and CFD positions was $1.6 billion.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2015
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$6,503	$—	$—	$—	$6,503
CFD contracts	—	206	—	—	206
Futures contracts	4,212	—	—	—	4,212
Netting	—	—	—	(8,909)	(8,909)
Total derivative assets (1)	10,715	206	—	(8,909)	2,012
Total assets	$10,715	$206	$—	$(8,909)	$2,012

Financial Liabilities:
Customer account liabilities	$—	$685,043	$—	$—	$685,043
Derivative liabilities:
Exchange traded options	5,805	—	—	—	5,805
CFD contracts	—	36	—	—	36
Futures contracts	3,102	—	—	—	3,102
Netting	—	—	—	(8,909)	(8,909)
Total derivative liabilities (1)	8,907	36	—	(8,909)	34
Securities sold, not yet purchased (2)	3,624	—	—	—	3,624
Letter Agreement	—	—	448,458	—	448,458
Total liabilities	$12,531	$685,079	$448,458	$(8,909)	$1,137,159

As of December 31, 2015, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.5 billion and $2.5 billion, respectively. The Company's total net notional value for open FX and CFD positions was $2.2 billion.
____________________________________
(1) Attributable to continuing and discontinued operations. See Note 15 for details of the classification of amounts on the condensed consolidated statements of financial condition.
(2) Attributable to discontinued operations. Amounts classified as held for sale on the condensed consolidated statements of financial condition (see Note 4).

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

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input is comprised of the common stock price of the Corporation. The significant Level 3 inputs are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination (see Note 12). The following table summarizes the significant Level 3 inputs used in the fair value determination of the Letter Agreement as of March 31, 2016 and December 31, 2015, respectively:

		As of
Valuation Technique	Significant Unobservable Inputs	March 31, 2016	December 31, 2015

Option-Pricing Method	Term (years)	2.2	2.5
	Volatility	84.4%	79.1%
	Risk-free rate	0.8%	1.2%
	Dividend yield	—%	—%
	Reliance placed on public indication of value	100.0%	100.0%

The derivative liability, included on the condensed consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $2.1 million (increase of approximately $2.3 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of March 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$428	$428	$—	$428	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	14,779	14,779	—	14,779	—
Equity method investments (4)	6,714	17,324	—	—	17,324
Cost method investment	1,103	1,103	—	—	1,103
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	9,434	8,866	—	8,866	—
Total assets	$43,393	$53,435	$—	$27,127	$26,308

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$5,598	$5,598	$—	$5,598	$—
Senior convertible notes	156,021	110,400	—	110,400	—
Credit Agreement	157,636	190,367	—	—	190,367
Total liabilities	$319,255	$306,365	$—	$115,998	$190,367

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$2,939	$2,939	$—	$2,939	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	18,010	18,010	—	18,010	—
Equity method investments (4)	8,273	19,043	—	—	19,043
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	9,434	8,655	—	8,655	—
Total assets	$49,591	$59,582	$—	$32,658	$26,924

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,039	$1,039	$—	$1,039	$—
Senior convertible notes	157,185	121,187	—	121,187	—
Credit Agreement	147,729	192,685	—	—	192,685
Total liabilities	$305,953	$314,911	$—	$122,226	$192,685
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

Cost Method Investment

The cost method investment, included in Other assets on the condensed consolidated statements of financial condition, is carried at cost. The fair value of this investment is based on an independent valuation under a market-based approach.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three months ended March 31, 2016 and 2015, with amounts in thousands:

	Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Additions	Net Unrealized (Gain) Loss	Balance as of March 31, 2016
Letter Agreement	$448,458	$—	$(110,831)	$337,627
Total Level 3 liabilities	$448,458	$—	$(110,831)	$337,627

	Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Additions	Net Unrealized (Gain) Loss	Balance as of March 31, 2015
Letter Agreement	$—	$94,436	$291,794	$386,230
Total Level 3 liabilities	$—	$94,436	$291,794	$386,230

The net unrealized gains and losses summarized in the tables above are related to the changes in the fair value of the Letter Agreement for the three months ended March 31, 2016 and 2015 and are included in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

Note 17. Stockholders' Equity

Amendment to Stockholder Rights Plan

On January 26, 2016, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) which amended the Company’s original Rights Agreement (the “Original Rights Agreement”) dated January 29, 2015. In connection with the adoption of the Original Rights Agreement, the Corporation's Board of Directors declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock. The Original Rights Agreement was amended to protect the interests of the Company and its stockholders by helping to preserve the value of the Company’s net operating loss carryforwards and tax credits.

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

As of March 31, 2016, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

This amendment is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation’s Class A common stock is currently traded.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Stockholders' Equity - (continued)

Reverse Stock Split

A one-for-ten reverse split of the Corporation's issued and outstanding Class A common stock (the "Reverse Stock Split") became effective at the opening of trading on the NYSE on October 1, 2015 (the "Effective Date"). As of the Effective Date, every ten shares of issued and outstanding Class A common stock were combined into one newly issued share of Class A common stock. All references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for the prior period presented, unless otherwise noted.

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

The Company’s effective tax rate was 0.6% for the three months ended March 31, 2016 compared to (40.0)% for the three months ended March 31, 2015. The negative tax rate for the three months ended March 31, 2015 reflects the recording of a tax provision on a book loss. The tax rate for the three months ended March 31, 2016 is predominately the result of providing taxes for a jurisdiction that has limitations on the amount of losses that can be used to offset current year income. The increase in the effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 was due predominately to the valuation allowance established in the prior year. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets.

During the three months ended March 31, 2016, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2011. During the third quarter of 2015, the Company was notified that its 2013 federal tax return was subject to examination by the Internal Revenue Service ("IRS"). Certain of the Company’s UK subsidiaries are also currently subject to examination.
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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. Discovery is ongoing and this case is currently set for trial in July 2016. Also, on June 15, 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  The parties agreed to arbitration before the National Futures Association on these claims which is currently set for September 2016.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. The Company is engaged in ongoing discussions with the SFC and continues to comply with information requests from the SFC. The Company has accrued $1.5 million in connection with this matter.

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

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016, plaintiffs filed an opposition brief on April 11, 2016, and the Company intends to file a reply brief on May 11, 2016. The Company and board members intend to vigorously defend the allegations in the amended complaint.

In September 2015, US settled a complaint brought by the Commodity Futures Trading Commission (“CFTC”) alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. The Company and board members intend to vigorously defend the allegations in the amended complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Litigation - (continued)

where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $4.9 million as of March 31, 2016.

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

FXCM Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of FXCM Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of FXCM Inc. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

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

At the time of the SNB announcement over 3,000 of our clients held slightly over $1 billion in open positions on EUR/CHF. Those same clients held approximately $80.0 million of collateral in their accounts. The SNB action wiped out the account equity of those clients and generated debit balances owed to us of approximately $275.1 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one-for-one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our liquidity providers. When a client profits in the trade, we give the profits to the customer, however, when the client's loss exceeds its margin, we are required to pay the liquidity provider regardless of whether we collect the loss from the customer.

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

We have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through March 31, 2016, we incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. We maintain insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. See Note 14 “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

Executive Summary

Since January 15, 2015, we have focused on reestablishing the strong competitive position we had prior to January 15.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. As of the end of March 2016, active retail accounts from continuing operations were 175,736, up 3% from March 2015. Revenue per million is up 7.5% for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, reflecting a higher proportion of revenue from dealing desk execution and higher CFD revenue per million.

•
We significantly reduced the loan balance with Leucadia. Through March 31, 2016, we have made Leucadia loan repayments of $117.3 million, leaving $192.7 million of principal outstanding. In addition, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•	On April 1, 2015, we completed the sale of FXCMJ to Rakuten Securities, Inc. for a purchase price of approximately $62.0 million.

•
On April 9, 2015, we completed the sale of the operations of Faros to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 20, 2017.

•
On June 26, 2015, we completed the acquisition of certain margin foreign exchange trading accounts from Citibank, N.A. and Citibank International Limited. Client equity acquired was approximately $47.0 million.

•	On September 11, 2015, we completed the sale of HK to Rakuten Securities, Inc. for a purchase price of approximately $38.0 million.

•	On December 2, 2015, we completed the sale of the equity trading business of FXCM Securities Limited ('FSL") to AS Expobank, for a purchase price of $2.3 million.

•
On March 10, 2016, we announced that we entered into a nonbinding Memorandum of Understanding ("MOU") with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement. Under the proposed amendments in the MOU, the maturity date of the Credit Agreement would be extended by one year to January 2018. In addition, the Letter Agreement would be terminated, its terms shifted to an amended management agreement for Newco, and Leucadia would own a 49.9% common membership in Newco. Under a proposed long-term incentive plan, senior management would also receive distributions of sales proceeds under a revised waterfall, ranging from 10.0% to 14.0%. The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board and regulatory approvals. We expect the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the second quarter of 2016. See Note 12 to the condensed consolidated financial statements for additional information.

Our near-term focus:

•
Target significant reduction in the Leucadia debt through non-core asset sales and cash generated through operations. We have identified our investments in FastMatch, Inc. ("FastMatch"), Lucid and V3 as non-core and are in active sales processes for all of these assets.

•	Accelerate the growth of core business through a number of FX and CFD initiatives.

On the latter objective, FXCM specifically is seeking to:

•
Broaden CFD business with improvements to our back-end system which will allow us to better manage order flow and positions as well as prices and risk with greater accuracy and more efficiently. In October 2015, we launched this technology and upgraded our Index CFD market making technology.

•
Launch single share CFDs, an important market for a number of our customers and one in which we have not had an offering to date. We soft launched a single share CFD offering with certain customers and are targeting a broader roll-out in 2016.

•	Further expand the dealing desk model for small retail FX customers who are less interested in an agency FX offering and which may have a favorable effect on our revenue per million.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015. The daily JPMorgan Global FX Volatility was 10.6 for the first quarter of 2016, compared to 10.4 in the first quarter of 2015. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Primary Sources of Revenues

Trading Revenue — Trading revenue is our largest source of revenue and is primarily driven by: (i) the number of active FX accounts and the type of accounts - commission, spread or dealing desk; (ii) the volume these accounts trade, which is driven by the amount of customer equity and the overall volatility of the FX market; (iii) the amount of the commission or spread we receive, which varies by currency pair; (iv) the difference between the interest we receive from FX market makers and the interest paid to customers on open positions; (v) net gains/losses derived from our dealing desk; and (vi) revenues earned from CFD trading and fees earned through white label relationships.

Other — We are engaged in various ancillary FX related services and joint ventures, including use of our platform and trading facilities, providing technical expertise, and earning fees from data licensing.

Primary Expenses

Compensation and Benefits — Compensation and benefits expense includes employee salaries, bonuses, stock compensation awards, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, changes in the composition of our workforce, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus plans can also have a significant impact on this expense category and may vary from period to period. In the first quarter of 2015, we implemented a bonus plan aimed at retaining key employees following the significant decline in our stock price after the events of January 15, 2015. As a result, we expect our variable compensation in 2016 to be higher than historical periods.

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the

“LTIP”) to certain employees and independent directors. Stock options granted to employees in connection with our IPO were our largest grant to date representing 75% of our stock options awards granted. Our IPO stock options awards granted were fully vested as of December 31, 2014. For the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense related to stock options of $0.3 million and $0.6 million, respectively. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2015, we granted restricted stock units ("RSUs") to employees. For both the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense related to RSUs of $0.2 million. We did not incur any expense for Other Equity Awards for the three months ended March 31, 2016 and 2015.

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

Gain (loss) on Derivative Liability — Letter Agreement — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter Agreement require bifurcation as embedded derivatives and should be accounted for as a derivative liability. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. As of March 31, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $337.6 million and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decline in the fair value of the Letter Agreement of $110.8 million for the three months ended March 31, 2016 is recorded in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

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

Tax expense for discontinued operations is primarily driven by the recognition of tax benefit associated with the write down of the deferred tax liability associated with the goodwill of Lucid LLP, offset by the establishment of a valuation allowance on the deferred tax assets of Lucid LLP.  Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes.  As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, which is a U.K. corporation subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP.

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

Since inception of the Stock Repurchase Program in May of 2011 through March 31, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of March 31, 2016, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Amounts in thousands)
Revenues
Trading revenue	$69,747	$69,214
Interest income	528	322
Brokerage interest expense	(198)	(204)
Net interest revenue	330	118
Other income	1,438	145,858
Total net revenues	71,515	215,190
Operating Expenses
Compensation and benefits	24,826	25,039
Referring broker fees	10,646	16,069
Advertising and marketing	5,468	2,817
Communication and technology	7,605	9,517
Trading costs, prime brokerage and clearing fees	888	1,140
General and administrative	14,101	13,655
Bad debt expense	—	256,915
Depreciation and amortization	7,244	7,020
Goodwill impairment loss	—	9,513
Total operating expenses	70,778	341,685
Operating income (loss)	737	(126,495)
Other Income (Expense)
Gain (loss) on derivative liability — Letter Agreement	110,831	(292,429)
Loss on equity method investments, net	189	151
Interest on borrowings	20,553	30,559
Income (loss) from continuing operations before income taxes	90,826	(449,634)
Income tax provision	582	179,762
Income (loss) from continuing operations	90,244	(629,396)
Loss from discontinued operations, net of tax	(31,068)	(98,598)
Net income (loss)	59,176	(727,994)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	23,452	(257,375)
Net loss attributable to other non-controlling interests	(14,011)	(43,802)
Net income (loss) attributable to FXCM Inc.	$49,735	$(426,817)

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended March 31,
	2016	2015
Customer equity (in millions)	$633	$667
Tradeable accounts	167,364	185,176
Active accounts	175,736	170,907
Daily average trades — retail customers	632,571	521,564
Daily average trades per active account	3.6	3.1
Total retail trading volume(1) (billions)	$931	$934
Retail trading revenue per million traded(1)	$72	$67
Average retail customer trading volume per day(1) (billions)	$14.5	$14.8
Trading days	64	63

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended March 31, 2016

Highlights — Continuing Operations

Total retail trading volumes decreased slightly by $3.0 billion, or 0.3%, to $931.0 billion for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Retail trading revenue per million traded increased 7.5% to $72 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at March 31, 2016 was 175,736, an increase of 3% from March 31, 2015.

Revenues from Continuing Operations

Trading revenue increased by $0.5 million, or 1%, to $69.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Revenue from retail FX trading increased $2.8 million and CFD revenue increased $1.8 million. Revenue from retail FX trading for the three months ended March 31, 2016 reflects increased revenue from dealing desk execution. Revenue from dealing desk execution was approximately 27.6% of trading revenue for the three months ended March 31, 2016. Revenues derived from the trading of institutional customers decreased $4.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, of which $2.9 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015.

Net interest revenue of $0.3 million for the three months ended March 31, 2016 was $0.2 million higher than net interest revenue for the three months ended March 31, 2015 due to higher interest on cash held.

Other income of $1.4 million for the three months ended March 31, 2016 primarily consists of $1.2 million of service fees related to post-sale services provided to the buyers of FXCM Japan Securities Co., Ltd., FXCM Asia Limited and the equity trading business of FXCM Securities Limited, $0.1 million of service fees from FastMatch and $0.1 million of ancillary fees. Other income of $145.9 million for the three months ended March 31, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability and the remainder primarily ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased by $0.2 million, or 1%, to $24.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decline was largely due to decreased salary and benefit expense of $0.5 million, primarily due to lower headcount, and a decrease in stock-based compensation expense of $0.3 million. The decline was partially offset by higher variable compensation expense of $0.6 million related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015.

Referring broker fees decreased $5.4 million, or 34%, to $10.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in referring broker fees is related to a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $2.7 million, or 94%, to $5.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. For most of 2015, advertising and marketing spend was curtailed as a result of the events of January 15, 2015. Beginning in the second half of 2015, we increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $1.9 million, or 20%, to $7.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is primarily attributable to $2.0 million of lower platform costs for FastMatch due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015 and $0.1 million lower third party platform fees, partially offset by $0.4 million higher software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees decreased $0.3 million, or 22%, to $0.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense increased $0.4 million, or 3%, to $14.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase of $0.4 million is primarily due to (i) $0.5 million of higher bank processing fees; (ii) $0.3 million of higher local taxes and (iii) $0.1 million of higher occupancy costs; partially offset by (iv) $0.4 million of lower professional fees and (v) $0.2 million of lower UK regulatory fees.

Bad debt expense was nil for the three months ended March 31, 2016 compared to $256.9 million for the three months ended March 31, 2015. Bad debt expense consists of $266.6 million initially recorded less $9.7 million of recoveries. The Company has forgiven approximately 97% of the clients who incurred debit balances as a result of the SNB announcement on January 15, 2015 and returned certain recoveries, which is reflected in Bad debt expense in the condensed consolidated statements of operations.  Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, we cannot provide any assurance that we will be successful in recovering any portion of the remaining clients' debit balances. There were no recoveries during the three months ended March 31, 2016.

Depreciation and amortization expense increased $0.2 million, or 3%, to $7.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The $0.2 million increase is due to an increase in amortization expense of $0.4 million, related to intangibles acquired from customer account acquisitions, partially offset by $0.2 million of lower depreciation expense, primarily due to lower depreciation related to fully depreciated assets of $0.4 million, partially offset by an increase of $0.2 million for depreciation of capitalized software.

Non-operating expenses

Gain (loss) on derivative liability — Letter Agreement

As of March 31, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $337.6 million, a $110.8 million decrease compared to December 31, 2015. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$7,686	$6,248
Revolving Credit Agreement	—	38
Convertible Notes	970	970
Deferred interest expense
Leucadia Credit Agreement	(243)	2,686
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	8,308	14,276
Leucadia Credit Agreement issuance fee discount	1,142	1,779
Convertible Notes	1,464	1,377
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	822	1,280
Leucadia Credit Agreement debt acquisition costs	102	159
Revolving Credit Agreement	—	1,444
Convertible Notes	302	302
Total interest expense	$20,553	$30,559

The decrease in Total interest expense of $10.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to lower amortization of original issue discount and lower deferred interest on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. See Note 12. “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in amortization of debt issuance costs is primarily related to the termination of the Revolving Credit Agreement effective January 20, 2015 at which time the outstanding balance was repaid in full, which accelerated the amortization of the remaining debt issuance costs.

Income Taxes

	Three Months Ended March 31,
	2016	2015

	(In thousands, except percentages)
Income (loss) from continuing operations before income taxes	$90,826	$(449,634)
Income tax provision	$582	$179,762
Effective tax rate	0.6%	(40.0)%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. In January 2015, all of Holdings' operations were contributed to Newco, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Newco's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $179.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. The tax provision for the three months ended March 31, 2016 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on use.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $31.1 million for the three months ended March 31, 2016 compared to a loss of $98.6 million for the three months ended March 31, 2015. The loss for the three months ended March 31, 2016 is primarily due to recording a loss on classification as held for sale of $31.5 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets. The loss for the three months ended March 31, 2015 was primarily due to (i) goodwill impairment losses of $54.9 million primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) net loss on classification as held for sale of $26.5 million due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets; (iii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15, 2015 and (iv) an intangible asset impairment charge of $5.4 million included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of March 31, 2016, we had cash and cash equivalents of $218.9 million, including $10.8 million within assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of March 31, 2016:

	As of March 31, 2016
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$32.0	$56.7	$24.7
Forex Capital Markets Limited	U.K.	$23.0	$84.9	$61.9
FXCM Australia, Ltd.	Australia	$1.1	$12.4	$11.3
Lucid Markets LLP	U.K.	$3.7	$13.0	$9.3

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Three Months Ended March 31, 2016 and 2015

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Cash provided by (used in) operating activities	$8,400	$(290,770)
Cash used in investing activities	(6,058)	(2,424)
Cash provided by financing activities	—	239,746
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,899	(1,221)
Net increase (decrease) in cash and cash equivalents	4,241	(54,669)
Cash and cash equivalents – end of period	$218,881	$284,145

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$826
Deferred tax benefit	$—	$(6,257)
Goodwill impairment losses	$—	$54,865
Impairment losses on held for sale assets	$31,511	$26,499
Gain on equity method investments, net	$153	$75
Purchases of office, communication and computer equipment, net	$(47)	$(158)
Proceeds from sale of office, communication and computer equipment	$—	$499
Gain on disposition of equity method investment	$679	$—

Operating Activities

Details of cash provided by (used in) operating activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
EBITDA and Other Adjustments (1)	$8,235	$(110,088)
Non-cash equity-based compensation	522	1,608
Non-cash — reduction in tax receivable agreement liability	44	(145,224)
Net interest payments	(7,686)	(6,327)
Cash received (paid) for taxes	248	(199)
All other, net, including net current assets and liabilities	7,037	(30,540)
Net cash provided by (used in) operating activities	$8,400	$(290,770)
____________________________________
(1) See Non-GAAP Financial Measures

Cash provided by operating activities of $8.4 million for the three months ended March 31, 2016 is primarily attributable to an increase in net income, adjusted for certain non-cash items, a decrease in net due from broker balances of $8.2 million due to the timing of customer settlements and a decrease in our tax receivable balance of $1.7 million largely due to the receipt of a UK tax refund during the period. Cash used in operating activities of $290.8 million for the three months ended March 31, 2015 was primarily attributable to the net losses we experienced from customer debit balances of $265.3 million resulting from the events of January 15, 2015.

Investing Activities

Details of cash used in investing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Purchases of office, communication and computer equipment, net	$(5,558)	$(4,423)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(500)	—
Proceeds from notes receivable	—	1,500
Net cash used in investing activities	$(6,058)	$(2,424)

Cash used in investing activities of $6.1 million during the three months ended March 31, 2016 consisted of $5.6 million of capital expenditures, primarily for capitalized software, and a payment of $0.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Cash used in investing activities of $2.4 million during the three months ended March 31, 2015 consisted primarily of $4.4 million of capital expenditures, offset by proceeds of $0.5 million from the sale of office, communication and computer equipment and proceeds of $1.5 million from the collection of notes receivable. The capital expenditures were primarily for capitalized software.

Financing Activities

Details of cash provided by financing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2016	2015
Payments on borrowing under the Revolving credit agreement	$—	$(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	—	(12,378)
Debt acquisition costs — Credit Agreement	—	(1,876)
Net cash provided by financing activities	$—	$239,746

There were no cash flows provided by or used in financing activities during the three months ended March 31, 2016. During the three months ended March 31, 2015, the outstanding borrowings under the Revolving credit agreement of $25.0 million were paid and the agreement was terminated. During the three months ended March 31, 2015, we received net proceeds from the Leucadia Transaction of $279.0 million and made principal payments of $12.4 million and interest payments of $6.2 million. In addition, we paid debt acquisition costs of $1.9 million related to the Leucadia Transaction.

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

On March 10, 2016, we announced that we entered into a nonbinding MOU with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement. Under the proposed amendments in the MOU, the maturity date of the Credit Agreement would be extended by one year to January 2018. In addition, the Letter Agreement would be terminated, its terms shifted to an amended LLC agreement for Newco, and Leucadia would own a 49.9% common membership in Newco. Under a proposed long-term incentive plan, senior management would also receive distributions of sales proceeds under a revised waterfall, ranging from 10.0% to 14.0%. The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board and regulatory approvals. We expect the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the second quarter of 2016. See Note 12 to the condensed consolidated financial statements for additional information.

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

From the inception of the Credit Agreement through March 31, 2016, we paid $117.3 million of principal, of which $10.0 million was applied to the deferred financing fee, and $35.0 million in interest to Leucadia.

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

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of March 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$39,091	$5,557	$13,602	$6,784	$13,148
Leucadia Credit Agreement (1)	222,115	27,591	194,524	—	—
Convertible Notes	182,203	3,881	178,322	—	—
Deferred payment for customer accounts acquisition	4,491	1,509	2,982	—	—
Tax Receivable Agreement (2)	146,064	—	—	—	146,064
Vendor obligations	22	22	—	—	—
Total	$593,986	$38,560	$389,430	$6,784	$159,212
____________________________________
(1) Interest is based on the stated step-up coupon rate
(2) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

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

1.
Compensation Expense/Lucid Minority Interest. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided. Adjustments have been made to eliminate this allocation of Lucid's earnings attributable to non-controlling members. The Company's management believes that this adjustment provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income as reported by the Company.

2.
Regulatory and Legal Costs.  Adjustments have been made to eliminate certain costs or recoveries (including client reimbursements, professional fees and settlements from lawsuits) associated with ongoing discussions and settling and settling certain regulatory and legal matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

3.
SNB Costs.  Adjustments have been made to eliminate certain costs/income (including the net losses associated with client debit balances, costs related to the implementation of a Stockholder Rights Plan, legal costs and adjustments to the Company's tax receivable agreement contingent liability) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and management believes it is useful to provide the effects of eliminating these expenses.

4.
Cybersecurity Incident: Adjustments have been made to eliminate certain costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. Given the nature of these expenses, management believes it is useful to provide the effects of eliminating these expenses.

5.
Gain on Disposition of Equity Method Investment: An adjustment has been made to eliminate a gain related to the disposition of an equity method investment. Given the nature of the gain, it is not viewed by management as activity in the ordinary course of business and management believes it is useful to provide the effect of eliminating this item.

	Reconciliation of U.S. GAAP Reported to Non-GAAP Adjusted Measures(1)
	Three Months Ended March 31,
	2016			2015
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net income (loss)	$90,244	$(31,068)	$59,176	$(629,396)	$(98,598)	$(727,994)
EBITDA and Other Adjustments
Depreciation and amortization	7,244	—	7,244	7,020	12,359	19,379
Interest on borrowings	20,553	—	20,553	30,559	—	30,559
(Gain) loss on derivative liability — Letter Agreement	(110,831)	—	(110,831)	292,429	—	292,429
Goodwill and held for sale impairments	—	31,511	31,511	9,513	81,364	90,877
Income tax provision	582	—	582	179,762	4,900	184,662
EBITDA and Other Adjustments	7,792	443	8,235	(110,113)	25	(110,088)
Adjustments
Net revenues(2)	44	—	44	(145,224)	—	(145,224)
Allocation of net income to Lucid members for services provided(3)	—	1,201	1,201	—	2,686	2,686
General and administrative(4)	1,486	—	1,486	1,837	—	1,837
Bad debt expense(5)	—	—	—	256,915	8,408	265,323
Gain on equity method transaction (6)	—	(679)	(679)	—	—	—
Adjusted EBITDA	$9,322	$965	$10,287	$3,415	$11,119	$14,534
________________________________________________________

(1) The presentation includes Non-GAAP financial measures. These Non-GAAP financial measures are not prepared under any comprehensive set of accounting rules or principles, and do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with U.S. GAAP.
(2) Represents a $0.1 million charge in the three months ended March 31, 2016 for tax receivable agreement payments and the elimination of a $145.2 million non-cash benefit in the three months ended March 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero.
(3) Represents the elimination of the 49.9% of Lucid's earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes included in discontinued operations.
(4) Represents $1.5 million of legal and other professional fees in the three months ended March 31, 2016, including legal fees resulting from the January 15, 2015 SNB event, fees related to the Leucadia debt restructuring and other professional fees related to the Stockholders Rights Plan, and $1.8 million of legal and other professional fees in the three months ended March 31, 2015, including legal fees resulting from the SNB event and professional fees related to the Stockholders Rights Plan.
(5) Represents the net bad debt expense related to client debit balances associated with the January 15, 2015 SNB event.
(6) Represents the gain on the sale of an equity investment related to V3 of $0.7 million.

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

As of March 31, 2016, (4.0)% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in British pounds, 2.4% in Japanese Yen, 1.6% in Australian dollars, (0.9)% in Hong Kong Dollars, 2.2% in Euros and 1.5% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.5 million in the case of British pounds, $(0.3) million for Japanese Yen, $(0.2) million for Australian dollars, $0.1 million for Hong Kong Dollars and $(0.3) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at March 31, 2016, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $4.2 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for the three months ended March 31, 2016 and 2015, we incurred $0.5 million and $0.1 million (excluding the events of January 15, 2015), respectively, in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at March 31, 2016, assuming a 10% reduction in the GBP and the EUR and no market liquidity (i.e., counterparties halt trading GBP and EUR), we estimate clients holding long GBP and EUR positions would incur debit balances of approximately $5.1 million and $18.9 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2016, our exposure to our three largest institutional counterparties, all major global banking institutions, was 31.9% of total assets and the single largest within the group was 12.5% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of March 31, 2016, our net unhedged exposure to CFD customer positions was 5.5% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of March 31, 2016 would result in a $6.3 million adverse impact to our pre-tax earnings from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of March 31, 2016, our net unhedged exposure to FX customer positions was 8.6% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of March 31, 2016 would result in a $9.8 million adverse impact to our pre-tax earnings from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended March 31, 2016 was $11.7 million and the maximum intra-day gross position was $49.5 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $5.0 million adverse impact to consolidated pre-tax earnings. Lucid has recently started a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2016, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 18.3% of total assets.

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

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2016, we had $59.8 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $167.0 million of capital on a consolidated basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. Discovery is ongoing and this case is currently set for trial in July 2016. Also, on June 15, 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  The parties agreed to arbitration before the National Futures Association on these claims which is currently set for September 2016.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. The Company is engaged in ongoing discussions with the SFC and continues to comply with information requests from the SFC. The Company has accrued $1.5 million in connection with this matter.

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

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016, plaintiffs filed an opposition brief on April 11, 2016, and the Company intends to file a reply brief on May 11, 2016. The Company and board members intend to vigorously defend the allegations in the amended complaint.

In September 2015, US settled a complaint brought by the Commodity Futures Trading Commission (“CFTC”) alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. The Company and board members intend to vigorously defend the allegations in the amended complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $4.9 million as of March 31, 2016.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 11, 2016. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended March 31, 2016.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of March 31, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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

10.1*	Amended and Restated FXCM Inc. Annual Incentive Bonus Plan for Founder-Directors (2015-2016)
10.2*	Amended and Restated FXCM Inc. Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date:	May 6, 2016	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)