Form 10-Q
period 2016-06-30
FXCM Inc.
filed 2016-08-05
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 3, 2016, there were 5,602,534 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 25 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2016

i

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	June 30, 2016	December 31, 2015

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$208,707	$203,854
Cash and cash equivalents, held for customers	662,392	685,043
Due from brokers	2,071	3,781
Accounts receivable, net	1,468	1,636
Tax receivable	21	1,766
Current assets held for sale	199,730	233,937
Total current assets	1,074,389	1,130,017
Deferred tax asset	15	14
Office, communication and computer equipment, net	35,505	35,891
Goodwill	25,363	28,080
Other intangible assets, net	9,670	13,782
Notes receivable	—	7,881
Other assets	12,393	11,421
Total assets	$1,157,335	$1,227,086
Liabilities and Stockholders' Deficit
Current liabilities
Customer account liabilities	$662,392	$685,043
Accounts payable and accrued expenses	41,597	38,298
Due to brokers	12,176	1,073
Due to related parties pursuant to tax receivable agreement	—	145
Current liabilities held for sale	13,690	14,510
Total current liabilities	729,855	739,069
Deferred tax liability	280	719
Senior convertible notes	157,795	154,255
Credit Agreement	180,153	147,262
Derivative liability — Letter Agreement	209,458	448,458
Other liabilities	13,543	16,044
Total liabilities	1,291,084	1,505,807
Commitments and Contingencies (See Note 14)
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,602,534 shares issued and outstanding as of June 30, 2016 and December 31, 2015	56	56
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 25 shares issued and outstanding as of June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	268,112	267,369
Accumulated deficit	(421,414)	(531,550)
Accumulated other comprehensive (loss) income	(766)	1,004
Total stockholders’ deficit, FXCM Inc.	(154,011)	(263,120)
Non-controlling interests	20,262	(15,601)
Total stockholders’ deficit	(133,749)	(278,721)
Total liabilities and stockholders’ deficit	$1,157,335	$1,227,086

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(In thousands, except per share data)
Revenues
Trading revenue	$68,958	$59,211	$138,705	$128,425
Interest income	581	416	1,109	738
Brokerage interest expense	(229)	(173)	(427)	(377)
Net interest revenue	352	243	682	361
Other income	1,246	1,058	2,684	146,916
Total net revenues	70,556	60,512	142,071	275,702
Operating Expenses
Compensation and benefits	24,351	23,457	49,177	48,496
Referring broker fees	8,933	14,601	19,579	30,670
Advertising and marketing	4,816	3,483	10,284	6,300
Communication and technology	6,516	9,243	14,121	18,760
Trading costs, prime brokerage and clearing fees	849	960	1,737	2,100
General and administrative	24,879	12,718	38,980	26,373
Bad debt (recovery) expense	(141)	388	(141)	257,303
Depreciation and amortization	6,949	6,800	14,193	13,820
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	77,152	71,650	147,930	413,335
Operating loss	(6,596)	(11,138)	(5,859)	(137,633)
Other Income (Expense)
Gain (loss) on derivative liabilities — Letter & Credit Agreements	116,529	(99,867)	227,360	(392,296)
Loss on equity method investments, net	149	37	338	188
Interest on borrowings	21,202	44,291	41,755	74,850
Income (loss) from continuing operations before income taxes	88,582	(155,333)	179,408	(604,967)
Income tax (benefit) provision	(439)	1,559	143	181,321
Income (loss) from continuing operations	89,021	(156,892)	179,265	(786,288)
(Loss) income from discontinued operations, net of tax	(518)	5,665	(31,586)	(92,933)
Net income (loss)	88,503	(151,227)	147,679	(879,221)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	28,452	(56,313)	51,904	(313,688)
Net (loss) income attributable to other non-controlling interests	(350)	897	(14,361)	(42,905)
Net income (loss) attributable to FXCM Inc.	$60,401	$(95,811)	$110,136	$(522,628)

Income (loss) from continuing operations attributable to FXCM Inc.	$60,495	$(98,886)	$121,765	$(492,211)
(Loss) income from discontinued operations attributable to FXCM Inc.	(94)	3,075	(11,629)	(30,417)
Net income (loss) attributable to FXCM Inc.	$60,401	$(95,811)	$110,136	$(522,628)

Weighted average shares of Class A common stock outstanding — Basic and Diluted (1)	5,603	4,871	5,603	4,790
Net income (loss) per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted (1):
Continuing operations	$10.80	$(20.30)	$21.73	$(102.76)
Discontinued operations	(0.02)	0.63	(2.08)	(6.35)
Net income (loss) attributable to FXCM Inc.	$10.78	$(19.67)	$19.65	$(109.11)
(1) Prior periods are adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015
See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Amounts in thousands)
Net income (loss)	$88,503	$(151,227)	$147,679	$(879,221)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2,542)	2,958	(2,595)	(882)
Realization of cumulative translation adjustment	—	23,407	—	23,407
Other comprehensive (loss) income, net of tax	(2,542)	26,365	(2,595)	22,525
Comprehensive income (loss)	85,961	(124,862)	145,084	(856,696)
Comprehensive income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	27,640	(46,206)	51,071	(305,052)
Comprehensive (loss) income attributable to other non-controlling interests	(354)	902	(14,353)	(42,911)
Comprehensive income (loss) attributable to FXCM Inc.	$58,675	$(79,558)	$108,366	$(508,733)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2016	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
Net income	37,543	110,136	—	—	—	—	—	—	147,679
Other comprehensive loss, net of tax	(825)	—	(1,770)	—	—	—	—	—	(2,595)
Comprehensive income (loss)	36,718	110,136	(1,770)	—	—	—	—	—	145,084
Class A common stock
Equity-based compensation	348	—	—	743	—	—	—	—	1,091
Distributions — non-controlling members	(1,203)	—	—	—	—	—	—	—	(1,203)
Balance as of June 30, 2016	$20,262	$(421,414)	$(766)	$268,112	5,602,534	$56	25	$1	$(133,749)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income (loss)	$147,679	$(879,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,193	26,179
Equity-based compensation	1,044	3,031
Deferred tax (benefit) expense	(386)	187,150
Goodwill impairment losses	—	85,847
Impairment losses on held for sale assets	31,997	7,330
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(227,360)	392,296
Amortization of deferred bond discount	2,935	2,761
Amortization of deferred financing cost	604	2,049
Amortization of original issue discount — Credit Agreement	17,070	40,687
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	4,323	9,621
Loss on equity method investments, net	245	689
Gain on disposition of equity method investment	(679)	—
Provision for debt forgiveness	8,249	—
Gain on business disposition	—	(1,978)
Transaction costs associated with business dispositions	—	(4,607)
Due to related parties pursuant to tax receivable agreement	44	(145,224)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	21,345	239,972
Due from brokers	5,394	10,416
Accounts receivable, net	(136)	(1,485)
Tax receivable, net	1,745	(49)
Other assets	(371)	(6,981)
Customer account liabilities	(22,651)	(239,791)
Accounts payable and accrued expenses	1,966	(1,068)
Other liabilities	(1,516)	5,021
Payments for tax receivable agreement	(188)	(5,352)
Due to brokers	11,359	(2,741)
Securities sold, not yet purchased	272	(517)
Foreign currency remeasurement loss	(133)	(817)
Net cash provided by (used in) operating activities	17,044	(276,782)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(9,984)	(8,788)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(1,000)	—
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	—	47,065
Net cash (used in) provided by investing activities	(10,984)	40,276
Cash Flows From Financing Activities
Distributions to non-controlling members	(104)	(11,819)
Payments on borrowings under the Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(141)	(81,633)
Debt acquisition costs — Credit Agreement	—	(1,876)
Proceeds from issuance of stock options	—	321
Net cash (used in) provided by financing activities	(245)	158,993
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,723	(410)
Net increase (decrease) in cash and cash equivalents	7,538	(77,923)
Cash and cash equivalents
Beginning of year	214,640	338,814
End of period	$222,178	$260,891

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash (received) paid for taxes	$(205)	$47
Cash paid for interest	$18,033	$14,921
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$—	$3,200
Deferred payment for purchase of intangible assets	$—	$6,000
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$1,099	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$5,663
Goodwill impairment losses	$—	$54,865
Impairment losses on held for sale assets	$31,997	$28,799
Gain (loss) on equity method investments, net	$93	$(501)
Purchases of office, communication and computer equipment, net	$(120)	$(193)
Proceeds from sale of office, communication and computer equipment	$—	$499
Gain on disposition of equity method investment	$679	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation”), a holding company, is an online provider of foreign exchange (“FX”) trading, contracts for difference ("CFD") trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. In January 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation ("Leucadia") (the "Leucadia Transaction") (see Note 12). As used in these notes, the term “Company” collectively refers to the Corporation, Holdings and subsidiaries of Holdings.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 67.9% and 32.1%, respectively, as of both June 30, 2016 and December 31, 2015.

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Newco, LLC	(“Newco”)
FXCM Global Services, LLC	(“Global Services”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited**	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Pty. Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited***	(“FSL”)
FXCM Japan Securities Co., Ltd.*	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC*	(“Faros”)
V3 Markets, LLC	(“V3”)

*	Sold by the Company in April 2015
**	Sold by the Company in September 2015
***	Sold by the Company in December 2015

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

Accounting Pronouncements Adopted in 2016

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized and reported as interest expense. The Company adopted ASU No. 2015-03 on January 1, 2016 on a retrospective basis. The adoption of ASU No. 2015-03 resulted in the reclassification of $2.9 million of unamortized debt issuance costs as of December 31, 2015 related to the Company's Senior convertible notes from Other assets, as previously reported, to the Senior convertible notes liability within the condensed consolidated statements of financial condition (see Note 13). The adoption of ASU No. 2015-03 also resulted in the reclassification of $0.5 million of unamortized debt issuance costs as of December 31, 2015 related to the Company's Credit Agreement from Other assets, as previously reported, to the Credit Agreement liability within the condensed consolidated statements of financial condition (see Note 12). Other than these reclassifications, the adoption of ASU No. 2015-03 did not have an impact on the Company's condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC 815-15-25-42. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company expects to adopt this guidance beginning January 1, 2017 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an amendment to the guidance in ASU No. 2014-09 which clarifies the following two aspects of Topic 606: (a) identifying performance obligations and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12, among other things: (1) clarifies the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permits an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specifies that the measurement date for noncash consideration is contract inception; (4) provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the Topic 606 amendments are the same as the effective date and transition requirements in Topic 606. The updated standard is effective for the Company's first quarter of 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and has not yet selected a transition method.

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

There were no changes in the non-controlling and the Corporation's interests in Holdings for the six months ended June 30, 2016:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	—	—	—	—%	—%	—%
Balance as of June 30, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
Lucid, V3 and Other Non-Controlling Interests

The Company owns controlling interests in Lucid, V3 and other entities and consolidates the financial results of these entities whereby it records a non-controlling interest for the economic interests not owned by the Company. Lucid and V3 are classified as discontinued operations and the assets and liabilities of Lucid and V3 are classified as held for sale on the condensed consolidated statements of financial condition (see Note 4). The Company no longer holds a controlling interest in Faros as a result of the sale of Faros' operations in the second quarter of 2015.

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

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the condensed consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of June 30, 2016. Accordingly, the assets and liabilities of these businesses were classified as assets and liabilities held for sale on the condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

Completed dispositions

In April 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which included a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income was amortized into other income over the nine-month period ending December 31, 2015.  The terms of the services agreement provide for the Company to receive a monthly fee for these services beginning January 1, 2016 for an expected period of ten months ending on October 31, 2016. The Company recorded other income for these transitional services of $0.5 million and $1.2 million for the three and six months ended June 30, 2016, respectively.

In April 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three and six months ended June 30, 2016 and 2015.

In September 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain related to the sale of approximately $12.4 million. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the third quarter of 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale.  The Company recorded $0.3 million and $0.6 million of other income for these transitional services for the three and six months ended June 30, 2016, respectively. Beginning nine months after the date of sale, the Company will receive a monthly fee for such services for a minimum period of nine months.

In December 2015, the Company completed the sale of the equity trading business of FSL to AS Expobank for a cash purchase price of $2.3 million. The Company recognized a net loss of approximately $7.1 million related to the sale, which included a reversal of $1.5 million of foreign currency translation loss out of accumulated other comprehensive income. The net loss was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the fourth quarter of 2015. In connection with the sale of the equity trading business of FSL, the Company agreed to provide certain transitional services, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. The deferred income will be amortized into other income over the twelve-month period following the date of sale. The Company recorded $0.1 million and $0.3 million of other income for these transitional services for the three and six months ended June 30, 2016, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and six months ended June 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Trading revenue	$7,468	$20,486	$13,804	$46,768
Interest income	10	31	139	218
Brokerage interest expense	—	(36)	—	(71)
Net interest revenue	10	(5)	139	147
Other income	24	977	24	3,372
Total net revenues	7,502	21,458	13,967	50,287
Operating Expenses
Compensation and benefits	472	3,766	513	10,801
Allocation of net income to Lucid members for services provided	1,360	1,981	2,561	4,667
Total compensation and benefits	1,832	5,747	3,074	15,468
Referring broker fees	—	—	—	208
Advertising and marketing	—	209	—	721
Communication and technology	1,426	2,180	2,923	4,467
Trading costs, prime brokerage and clearing fees	3,099	4,790	6,709	10,538
General and administrative	1,117	1,242	1,622	3,237
Bad debt expense	—	—	—	8,408
Depreciation and amortization	—	—	—	12,359
Goodwill impairment loss	—	—	—	54,865
Total operating expenses	7,474	14,168	14,328	110,271
Operating income (loss)	28	7,290	(361)	(59,984)
Other (Expense) Income
(Loss) income on equity method investments, net	(60)	(576)	93	(501)
Gain on disposition of equity method investment (see Note 6)	—	—	679	—
(Loss) income from discontinued operations before income taxes	(32)	6,714	411	(60,485)
Gain on completed dispositions	—	1,978	—	1,978
Loss on classification as held for sale before income taxes	(486)	(2,300)	(31,997)	(28,799)
Total (loss) income from discontinued operations before income taxes*	(518)	6,392	(31,586)	(87,306)
Income tax provision	—	727	—	5,627
(Loss) income from discontinued operations, net of tax	$(518)	$5,665	$(31,586)	$(92,933)
* Total (loss) income from discontinued operations before income taxes attributable to FXCM Inc. was $(0.1) million and $(11.6) million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $(28.9) million for the three and six months ended June 30, 2015, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of June 30, 2016 and December 31, 2015, with amounts in thousands:

	As of
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$13,471	$10,786
Due from brokers (1)	18,550	22,234
Accounts receivable, net	113	178
Office, communication and computer equipment, net	1,274	1,154
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (2) (3)	14,097	15,363
Loss recognized on classification as held for sale	(98,657)	(66,660)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$199,730	$233,937

Liabilities
Accounts payable and accrued expenses (4)	$9,505	$10,838
Due to brokers (1)	256	—
Securities sold, not yet purchased	3,896	3,624
Other liabilities	33	48
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$13,690	$14,510
____________________________________

(1) Includes as of June 30, 2016 and December 31, 2015: a) derivative assets, net of $2.8 million and $0.9 million, respectively; b) Unsettled spot FX net asset of $0.1 million and $0.3 million, respectively; c) Unsettled common stock of $3.0 million and $3.0 million, respectively; and d) Excess cash collateral of $12.6 million and $18.0 million, respectively.

(2) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Company had previously owned shares in the Intercontinental Exchange which were sold in April 2015. The Company recognized a gain of $0.1 million related to the sale which was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In the fourth quarter of 2015, the Company acquired additional ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid which were recorded at a total cost of $3.7 million. There were no exchange membership impairments as of June 30, 2016 or December 31, 2015. As of both June 30, 2016 and December 31, 2015, the carrying value of ownership interests was $4.6 million and the carrying value of shares owned was $4.8 million.

(3) Includes the carrying value of the Company's equity interest in FastMatch of $4.2 million as of both June 30, 2016 and December 31, 2015. The carrying value of the Company's previously-held equity interest in the V3-related LLC of $1.5 million is included in the balance as of December 31, 2015 (see Note 6).

(4) Includes as of June 30, 2016 and December 31, 2015 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $5.7 million and $6.5 million, respectively.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. During the three months ended June 30, 2016, management determined that the non-controlling members of Lucid will not be required

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Notes Receivable - (continued)

to repay the notes receivable and the debt will be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the condensed consolidated statements of operations.

Note 6. Equity Method Investments

The Company has a 22.1% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.3 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $37 thousand and $0.2 million for the three and six months ended June 30, 2015, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company has a 35.1% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that held a 17.26% interest in a firm that delivers investment information to investment professionals. Until December 31, 2015, the other members of the V3-related LLC had not consented to the transfer of the 66.3% non-controlling interest to the Company and the investment had been accounted for using the equity method. On December 31, 2015, the other members of the V3-related LLC approved a resolution to transfer the 66.3% non-controlling interest to the Company and, in a related transaction, to distribute the assets held by the V3-related LLC to its members, including the Company, and subsequently liquidate the V3-related LLC. These transactions were completed during the first quarter of 2016 and resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment was $1.1 million as of June 30, 2016 and is included as a component of Other assets in the condensed consolidated statements of financial condition. As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC in the first quarter of 2016.

The carrying values of the Company's equity interests in FastMatch and the V3-related LLC (prior to its disposition) are included in assets held for sale on the condensed consolidated statements of financial condition. As of June 30, 2016 and December 31, 2015, the carrying values of the Company's equity method investments included in assets held for sale were $4.2 million and $5.7 million, respectively. The Company's share of the income or loss of FastMatch and the V3-related LLC (prior to its disposition) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. Total (loss) income on equity method investments included in Income (loss) from discontinued operations, net of tax was $(0.1) million and $0.1 million for the three and six months ended June 30, 2016, respectively, and $(0.6) million and $(0.5) million for the three and six months ended June 30, 2015, respectively.

Dividend distributions received by the Company from its equity method investments during the three and six months ended June 30, 2016 were not material. The Company did not receive any dividend distributions from its equity method investments during the three and six months ended June 30, 2015.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill - (continued)

During the fourth quarter of 2015, the Company completed its annual testing for impairment of goodwill and, based on the evaluation performed, concluded that goodwill was not impaired as of October 1, 2015. During the six months ended June 30, 2016, no triggering events have occurred that would indicate that it is more likely than not that goodwill is impaired.

Changes in goodwill for the six months ended June 30, 2016 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2016	$28,080
Foreign currency translation adjustments	(2,717)
Balance as of June 30, 2016	$25,363

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of June 30, 2016 and December 31, 2015, with amounts in thousands:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(24,259)	$11,201	$35,460	$(21,223)	$14,237
Foreign currency translation adjustment	(3,630)	1,499	(2,131)	(1,910)	855	(1,055)
Total finite-lived intangible assets	31,830	(22,760)	9,070	33,550	(20,368)	13,182
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$32,430	$(22,760)	$9,670	$34,150	$(20,368)	$13,782

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of June 30, 2016. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the six months ended June 30, 2015. No impairment of intangible assets has been identified as of June 30, 2016.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $2.0 million and $3.9 million for the three and six months ended June 30, 2016, respectively, and $1.5 million and $3.0 million

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

for the three and six months ended June 30, 2015, respectively. Amortization expense related to intangible assets to be disposed of is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of June 30, 2016 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2016	$3,273
2017	4,039
2018	1,433
2019	325
2020	—
Thereafter	—
$9,070

Note 9. Earnings per Share

On October 1, 2015, the Company effected a one-for-ten reverse stock split of the Corporation's issued and outstanding Class A common stock (see Note 1). As a result, all references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for the prior periods presented, unless otherwise noted.

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's loss from continuing operations for the three and six months ended June 30, 2015, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for these periods.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of FXCM Inc. The option has a strike price of $22.50. For the three and six months ended June 30, 2016 and 2015, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 741,578 for each of the three and six months ended June 30, 2016 and 777,148 for each of the three and six months ended June 30, 2015 were excluded because they were antidilutive under the treasury method.

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

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and six months ended June 30, 2016 and 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and six months ended June 30, 2016 and 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. There were no exchanges of Holdings Units during three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, certain members of Holdings exchanged 0.1 million and 0.4 million, respectively, of their Holdings Units on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net income (loss) per share of Class A common stock:
Numerator
Income (loss) from continuing operations attributable to FXCM Inc.	$60,495	$(98,886)	$121,765	$(492,211)
(Loss) income from discontinued operations attributable to FXCM Inc.	(94)	3,075	(11,629)	(30,417)
Net income (loss) available to holders of Class A common stock	60,401	(95,811)	110,136	(522,628)
Earnings allocated to participating securities	—	—	—	—
Income (loss) available to common stockholders	$60,401	$(95,811)	$110,136	$(522,628)
Denominator
Weighted average shares of Class A common stock(1)	5,603	4,871	5,603	4,790
Add dilutive effect of the following:
Stock options and RSUs(1),(2)	—	—	—
Convertible note hedges	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock(1)	5,603	4,871	5,603	4,790
Net income (loss) per share of Class A common stock — Basic and Diluted(1):
Continuing operations	$10.80	$(20.30)	$21.73	$(102.76)
Discontinued operations	(0.02)	0.63	(2.08)	(6.35)
Net income (loss) per share of Class A common stock	$10.78	$(19.67)	$19.65	$(109.11)
____________________________________
(1) Prior periods are adjusted to reflect the impact of the one-for-ten reverse stock split that became effective on October 1, 2015.
(2) No dilutive effect for the three and six months ended June 30, 2016 therefore zero incremental shares included for the period.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	June 30, 2016	December 31, 2015
Receivables
Advances to Holdings non-controlling members	$505	$112
Accounts receivable — Lucid non-controlling members	15	15
Advances to employees	33	201
Notes receivable and interest — Lucid non-controlling members	—	8,171
Total receivables from related parties	$553	$8,499

Payables
Employees	$530	$1,104
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	5,715	6,500
Tax receivable agreement	—	145
Total payables to related parties	$6,245	$7,749

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of June 30, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition are advances to the Lucid non-controlling members. As of June 30, 2016 and December 31, 2015, advances to the Lucid non-controlling members were not material.

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.1% equity interest (see Note 6). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were nil for both the three and six months ended June 30, 2016 and $3.4 million and $6.3 million for the three and six months ended June 30, 2015, respectively, and are included in Trading revenue in the condensed consolidated statements of operations. Fees paid to FastMatch were nil for both the three and six months ended June 30, 2016 and $2.3 million and $4.3 million for the three and six months ended June 30, 2015, respectively, and are reflected as a component of Communication and technology in the condensed consolidated statements of operations. The Company received nil and $0.1 million from FastMatch during the three and six months ended June 30, 2016, respectively, for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations.

The Company has advanced funds to several employees. The outstanding balances as of June 30, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition. The amount borrowed is due in 2017 and bears interest at the rate of 2% per annum. During the three months ended June 30, 2016, management determined that the non-controlling members of Lucid will not be required to repay the notes receivable and the debt will be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

During the fourth quarter of 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both June 30, 2016 and December 31, 2015 and are included in assets held for sale (see Note 4).

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $5.7 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively, and are included in Current liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the six months ended June 30, 2016 and 2015, certain members of Holdings exchanged nil and 0.4 million, respectively of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement (after giving effect to the one-for-ten reverse stock split).

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $146.1 million and $146.8 million as of June 30, 2016 and December 31, 2015, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of June 30, 2016, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the six months ended June 30, 2016 and 2015, payments of $0.2 million and $5.4 million, respectively, were made pursuant to the tax receivable agreement. The payment made in the first six months of 2016 relates to the 2014 tax return year. The Corporation currently does not expect to make a payment for the 2015 tax year.

Other

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). An affiliated shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to the arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and the Company's technology platform to act as its local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. Effective May 4, 2015, UK LTD terminated the arrangement with Global Finance and Master Capital. For the three and six months ended June 30, 2015, the fees and commissions related to the arrangement were nil and $0.2 million and are included in Referring broker fees in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Net Capital Requirements

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of June 30, 2016 and December 31, 2015, with amounts in millions:

	As of June 30, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$53.2	$84.9	$12.3	$11.7
Minimum capital requirement	34.2	21.3	0.7	4.8
Excess capital	$19.0	$63.6	$11.6	$6.9

	As of December 31, 2015
	US	UK LTD	Australia	Lucid LLP
Capital	$43.6	$76.3	$12.0	$10.9
Minimum capital requirement	28.3	27.6	0.7	4.0
Excess capital	$15.3	$48.7	$11.3	$6.9

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

The Company recorded a recovery of bad debt expense of $0.1 million from continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 related to the events of January 15, 2015. There was zero bad debt expense from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 related to the events of January 15, 2015. Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 includes net expense of $0.4 million and $257.3 million, respectively, related to the debit balances. Bad debt expense for the three months ended June 30, 2015 includes $0.1 million of reversal of recoveries returned to clients, as well as $0.3 million reversal

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

of recovery as payment for an option agreement entered into with a customer as part of a negative equity balance settlement (see Note 17). Bad debt expense from continuing operations for the six months ended June 30, 2015 reflects net recoveries of $9.3 million. Bad debt expense included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 includes net expense of nil and $8.4 million related to the debit balances, which reflects recoveries during these periods of nil and $0.1 million, respectively.

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

The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board approval. The Company expects the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the third quarter of 2016. The Company is currently evaluating the accounting impact that the amendments will have on its consolidated financial statements, which is expected to be material. An estimate of the quantitative impact to the consolidated financial statements cannot be made at this time.

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

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of June 30, 2016, the Company has paid $117.5 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Credit Agreement contains mandatory prepayment provisions in the event of certain events described above. The mandatory prepayments may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, and, as such, represent embedded derivatives in accordance with ASC 815. As of June 30, 2016, a decline in the fair value of the Credit Agreement below par resulted in value attributable to the embedded derivatives. The Company assessed the fair value of the embedded derivatives and bifurcated their value from the fair value of the Credit Agreement.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

As of June 30, 2016, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Letter Agreement by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $8.65. The valuation approach incorporates an option pricing model for the allocation of enterprise value between the derivative liabilities resulting from the Letter and Credit Agreements, common stock and convertible debt. The valuation as of June 30, 2016 also incorporates assumptions that reflect the arrangements in the MOU and the restructuring of the agreement with Leucadia. In this regard, in estimating the fair value of the derivative liability as of June 30, 2016, the Company used a blended probability weighting approach that incorporated the assumptions underlying a restructuring scenario, i.e., the proposed arrangements in the MOU, and a non-restructuring scenario, i.e., the current terms of the Credit Agreement and the Letter Agreement. Since the Company believed the common stock price as of the valuation date had reflected the potential impact of the proposed amendments in the MOU, the Company assigned a higher weighting to the estimated fair value determined under the restructuring scenario and a lower weighting to the estimated fair value determined under the non-restructuring scenario.

As of June 30, 2016 and December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $209.5 million and $448.5 million, respectively, and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decline in the estimated fair value of the derivative liability as of June 30, 2016 resulted in a gain of $128.2 million and $239.0 million for the three and six months ended June 30, 2016, respectively. The change in the estimated fair value of the derivative liability is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement.

The determination of the enterprise value and allocation of enterprise value using an option pricing model are based on significant inputs not observed in the market. In addition, the valuation methods are sensitive to certain key assumptions, such as volatility, that are not readily subject to contemporaneous or subsequent validation. For example, a $2.50 increase (decrease) in the common stock price of the Corporation would result in an increase of approximately $44.1 million (decrease of approximately $46.6 million) in this valuation, assuming no change in any other factors considered.  Separately, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $0.6 million (increase of approximately $0.6 million) in this valuation, assuming no other change in any other factors considered.

As of June 30, 2016, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Credit Agreement by using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios, probability-weighted for a restructuring scenario and a non-restructuring scenario using the assumptions described above. The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model which models expected cash flows over the life of the debt.

As of June 30, 2016 and December 31, 2015, the fair value of the derivative liability resulting from the Credit Agreement was estimated at $11.6 million and nil, respectively, and is included in Credit Agreement on the condensed consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The determination of the value of the Credit Agreement using a risk-neutral valuation model is based on significant inputs not observed in the market. In addition, the valuation method is sensitive to certain key assumptions, such as expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold, that are not readily subject to contemporaneous or subsequent validation. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 5.0% increase (decrease) in the recovery rate would result in a decrease of approximately $0.8 million (increase of approximately $0.5 million) in this valuation, assuming no other change in any other factors considered. Separately, a $25.0 million acceleration (deceleration) in principal repayments would result in an increase of approximately $2.6 million (decrease of approximately $0.9 million) in this valuation, assuming no other change in any other factors considered.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The balance of the Credit Agreement as of June 30, 2016 and December 31, 2015, was as follows, with amounts in thousands:

	As of
	June 30, 2016	December 31, 2015
Debt principal	$192,543	$192,685
Original issue discount	(18,898)	(35,967)
Discount — issuance fee	(2,837)	(5,227)
Deferred financing fee	(2,042)	(3,762)
Debt issuance costs	(253)	(467)
Embedded derivative — Mandatory prepayment provision	11,640	—
Debt — net carrying value	$180,153	$147,262

Interest expense related to the Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, consists of the following, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest	$8,406	$6,653	$16,092	$12,901
Deferred interest	(967)	2,168	(1,210)	4,852
Amortization of original issue discount	8,762	26,411	17,070	40,687
Amortization of issuance fee discount	1,248	3,539	2,390	5,318
Amortization of deferred financing fee	898	2,548	1,720	3,828
Amortization of debt issuance costs	111	316	213	475
Total interest expense — Credit Agreement	$18,458	$41,635	$36,275	$68,061

The Company records deferred interest for the difference between the current period's contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Amortization of the issuance fee included in Interest on borrowings was $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $3.5 million and $5.3 million for three and six months ended June 30, 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations for the six months ended June 30, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of Credit Agreement issuance costs included in Interest on borrowings was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liability — Letter

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Agreement in the condensed consolidated statements of operations for the six months ended June 30, 2015. As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $0.5 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the Credit Agreement liability on the condensed consolidated statements of financial condition.

The deferred financing fee of $10.0 million will be amortized over the life of the Credit Agreement using the effective interest method. Amortization of the deferred financing fee included in Interest on borrowings was $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively, and $2.5 million and $3.8 million for the three and six months ended June 30, 2015, respectively. The deferred financing fee was paid on April 1, 2015.

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

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was nil and $1.5 million for the three and six months ended June 30, 2015, respectively. For the same periods, the weighted average dollar amount of borrowings under the Revolving Credit Agreement was nil and $2.6 million, respectively, and the weighted average interest rates were nil and 2.9%, respectively.

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

The Company incurred $6.0 million of Convertible Notes issuance costs. The debt issuance costs will be amortized to interest expense over the life of the Convertible Notes. As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $2.9 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the Senior convertible notes liability on the condensed consolidated statements of financial condition.

The balances of the liability and equity components as of June 30, 2016 and December 31, 2015, were as follows, with amounts in thousands:

	As of
	June 30, 2016	December 31, 2015
Liability component — principal	$172,500	$172,500
Deferred bond discount	(12,380)	(15,315)
Deferred debt issuance costs	(2,325)	(2,930)
Liability component — net carrying value	$157,795	$154,255
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stated coupon rate	$971	$970	$1,941	$1,941
Amortization of deferred bond discount	1,471	1,384	2,935	2,761
Amortization of debt issuance cost	302	302	604	605
Total interest expense — Convertible Notes	$2,744	$2,656	$5,480	$5,307

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

The Company has incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although the Company is unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through June 30, 2016, the Company incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The costs incurred during the three and six months ended June 30, 2016 were nil and not material, respectively. The Company maintains insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. During each of the three and six months ended June 30, 2016, the Company recorded $0.2 million in insurance recoveries for costs incurred related to the cybersecurity incident. The insurance recoveries are recorded in General and administrative expense in the condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of June 30, 2016 and December 31, 2015. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of June 30, 2016
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$9,907	$30,007	$—	$—
CFD contracts	Due from/Due to brokers (2)	2	1,863	—	—
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	720	39,839	19,920	1,754,330
OTC options	Current assets/liabilities held for sale (1)	1,255	74,245	1,511	69,024
Total derivatives, gross		$11,884	$145,954	$21,431	$1,823,354
Netting agreements and cash collateral netting		(9,037)		(9,037)
Total derivatives, net		$2,847		$12,394
____________________________________
(1) As of June 30, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $11.6 million and $9.0 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $8.8 million and $8.8 million, respectively.

(2) As of June 30, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations is $0.3 million and $12.4 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.3 million and $0.3 million, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

		As of December 31, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (3)	$6,503	$15,399	$5,805	$18,282
CFD contracts	Due from/Due to brokers (4)	206	109,715	36	99,036
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (3), (4)	4,212	794,960	3,102	1,047,239
Total derivatives, gross		$10,921	$920,074	$8,943	$1,164,557
Netting agreements and cash collateral netting		(8,909)		(8,909)
Total derivatives, net		$2,012		$34
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

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Exchange traded options (5)	$737	$1,176	$11,091	$(729)
CFD contracts (6)	(1,305)	415	(1,445)	(5,347)
Futures contracts (7)	(15,736)	18,000	(30,856)	38,062
OTC options (5)	(10)	—	2	1,086
Total	$(16,314)	$19,591	$(21,208)	$33,072
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations for all periods presented.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $(17.7) million and $(25.3) million for the three and six months ended June 30, 2016, respectively, and $11.1 million and $18.3 million for the three and six months ended June 30, 2015, respectively.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$9,907	$—	$—	$—	$9,907
CFD contracts	—	2	—	—	2
Futures contracts	720	—	—	—	720
OTC options	—	1,255	—	—	1,255
Netting	—	—	—	(9,037)	(9,037)
Total derivative assets (1)	10,627	1,257	—	(9,037)	2,847
Total assets	$10,627	$1,257	$—	$(9,037)	$2,847

Financial Liabilities:
Customer account liabilities	$—	$662,392	$—	$—	$662,392
Derivative liabilities:
Futures contracts	19,920	—	—	—	19,920
OTC options	—	1,511	—	—	1,511
Netting	—	—	—	(9,037)	(9,037)
Total derivative liabilities (1)	19,920	1,511	—	(9,037)	12,394
Securities sold, not yet purchased (2)	3,896	—	—	—	3,896
Letter Agreement	—	—	209,458	—	209,458
Mandatory Prepayment Provision — Credit Agreement	—	—	11,640	—	11,640
Total liabilities	$23,816	$663,903	$221,098	$(9,037)	$899,780

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

As of June 30, 2016, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $1.4 billion and $1.8 billion, respectively. The Company's total net notional value for open FX and CFD positions was $1.5 billion.

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

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input is comprised of the common stock price of the Corporation. The significant Level 3 inputs are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination (see Note 12). The following table summarizes the significant Level 3 inputs used in the fair value determination of the Letter Agreement as of June 30, 2016 and December 31, 2015, respectively:

		As of
Valuation Technique	Significant Unobservable Inputs	June 30, 2016	December 31, 2015

Option-Pricing Method	Term (years)	2.0	2.5
	Volatility	133.6%	79.1%
	Risk-free rate	0.6%	1.2%
	Dividend yield	—%	—%
	Reliance placed on public indication of value	100.0%	100.0%

The derivative liability resulting from the Letter Agreement, included on the condensed consolidated statements of financial condition, is marked to market at the reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 10% increase (decrease) in the assumed volatility would result in a decrease of approximately $0.6 million (increase of approximately $0.6 million) in this valuation, assuming no other change in any other factors considered.

Mandatory Prepayment Provision — Credit Agreement

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives in accordance with ASC 815. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement is estimated using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). This is performed using assumptions separately underlying a restructuring scenario and a non-restructuring scenario (see Note 12). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios, weighted for the probability of occurrence of a restructuring and a non-restructuring (see Note 12). The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model. Specifically, to estimate the fair value of the Credit Agreement, the expected cash flows were modeled over the life of the debt.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs include the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. A recovery rate of 53.4% was used in the valuation as of June 30, 2016, which was estimated using market observed long-term average recovery rates for debt instruments of similar seniority. The timing for the remaining businesses to be sold was estimated by management and ranged from the third quarter of 2016 to the first half of 2017.

The derivative liability resulting from the mandatory prepayment provision, included in the Credit Agreement on the condensed consolidated statements of financial condition, will be marked to market at each reporting date and changes in the fair value will be recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Credit Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 5.0% increase (decrease) in the recovery rate would result in a decrease of approximately $0.8 million (increase of approximately $0.5 million) in this valuation, assuming no other change in any other factors considered. Separately, a $25.0 million acceleration (deceleration) in principal repayments would result in an increase of approximately $2.6 million (decrease of approximately $0.9 million) in this valuation, assuming no other change in any other factors considered.

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of June 30, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$2,161	$2,161	$—	$2,161	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	12,559	12,559	—	12,559	—
Equity method investments (4)	6,505	12,800	—	—	12,800
Cost method investment	1,103	1,103	—	—	1,103
Exchange memberships (5)	9,434	9,249	—	9,249	—
Total assets	$34,816	$40,926	$—	$27,023	$13,903

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$38	$38	$—	$38	$—
Senior convertible notes	157,795	59,944	—	59,944	—
Credit Agreement	180,153	164,253	—	—	164,253
Total liabilities	$337,986	$224,235	$—	$59,982	$164,253

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$2,939	$2,939	$—	$2,939	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	18,010	18,010	—	18,010	—
Equity method investments (4)	8,273	19,043	—	—	19,043
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	9,434	8,655	—	8,655	—
Total assets	$49,591	$59,582	$—	$32,658	$26,924

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,039	$1,039	$—	$1,039	$—
Senior convertible notes	157,185	121,187	—	121,187	—
Credit Agreement	147,729	192,685	—	—	192,685
Total liabilities	$305,953	$314,911	$—	$122,226	$192,685
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

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three and six months ended June 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended June 30, 2016
	Balance as of March 31, 2016	Additions	Net Unrealized (Gain) Loss	Balance as of June 30, 2016
Letter Agreement	$337,627	$—	$(128,169)	$209,458
Mandatory Prepayment Provision — Credit Agreement	—	11,640	—	11,640
Total Level 3 liabilities	$337,627	$11,640	$(128,169)	$221,098

	Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Additions	Net Unrealized (Gain) Loss	Balance as of June 30, 2016
Letter Agreement	$448,458	$—	$(239,000)	$209,458
Mandatory Prepayment Provision — Credit Agreement	—	11,640	—	11,640
Total Level 3 liabilities	$448,458	$11,640	$(239,000)	$221,098

	Three Months Ended June 30, 2015
	Balance as of March 31, 2015	Additions	Net Unrealized (Gain) Loss	Balance as of June 30, 2015
Letter Agreement	$386,230	$—	$99,867	$486,097
Total Level 3 liabilities	$386,230	$—	$99,867	$486,097

	Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Additions	Net Unrealized (Gain) Loss	Balance as of June 30, 2015
Letter Agreement	$—	$94,436	$391,661	$486,097
Total Level 3 liabilities	$—	$94,436	$391,661	$486,097

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The net unrealized gains and losses summarized in the tables above are related to the changes in the fair value of the Letter Agreement for the three and six months ended June 30, 2016 and 2015 and are included in Gain (loss) on derivative liability — Letter Agreement in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

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

The Company’s effective tax rate was (0.5)% for the three months ended June 30, 2016 compared to (1.0)% for the three months ended June 30, 2015. The Company's effective tax rate was 0.1% for the six months ended June 30, 2016 compared to (30.0)% for the six months ended June 30, 2015. The negative tax rate for the three months ended June 30, 2016 reflects the recording of a tax benefit on the income for the period while the negative tax rates for the three and six months ended June 30, 2015 reflect the recording of a tax provision on a book loss. The tax rate for the three months ended June 30, 2016 is predominately the result of providing a tax benefit on the loss recorded by the Company's UK subsidiary. Also, during the second quarter of 2016, the Company reversed $23.6 million of valuation allowance against the income generated. The provision for the three months ended June 30, 2015 principally reflects recording a valuation allowance against the loss for the period thereby decreasing the tax benefit attributable to the loss. During the second quarter of 2015, similar to the first quarter of 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings, nor would it benefit from the tax benefit of the losses incurred during the quarter. Therefore, the Company recorded a valuation allowance in the second quarter of 2015 on its deferred tax assets of $57.3 million due to the Company's realizability assessment.

During the six months ended June 30, 2016, there were no material changes to the uncertain tax positions.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to arbitration before the National Futures Association on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The settlement is reflected in General and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Litigation - (continued)

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. The Company is engaged in ongoing discussions with the SFC and continues to comply with information requests from the SFC. The Company has accrued $2.0 million in connection with this matter, including a charge of $0.5 million for potential fines recorded in discontinued operations for the three and six months ended June 30, 2016.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016, plaintiffs filed an opposition brief on April 11, 2016, and the Company filed a reply brief on May 11, 2016. The Company and board members intend to vigorously defend the allegations in the amended complaint.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Company filed a motion to dismiss on July 15, 2016. The Company and board members intend to vigorously defend the allegations in the second amended complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.5 million as of June 30, 2016.

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

OVERVIEW

Executive Summary

Since the events of January 15 and 16, 2015 (discussed below), we have focused on reestablishing the strong competitive position we had prior to that date.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. As of the end of June 2016, active retail accounts from continuing operations were 178,444, up 1% from June 2015. Revenue per million is up 25% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, reflecting a higher proportion of revenue from dealing desk execution and higher CFD revenue per million.

•
We significantly reduced the loan balance with Leucadia. Through June 30, 2016, we have made Leucadia loan repayments of $117.5 million, leaving $192.5 million of principal outstanding. In addition, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•
During 2015, we completed the sales of FXCM Japan Securities Co., Ltd. ("FXCMJ"), the operations of Faros Trading LLC ("Faros"), FXCM Asia Limited ("HK") and the equity trading business of FXCM Securities Limited ("FSL") for a combined purchase price of $102.3 million.

•
On March 10, 2016, we announced that we entered into a nonbinding Memorandum of Understanding ("MOU") with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement. Under the proposed amendments in the MOU, the maturity date of the Credit Agreement would be extended by one year to January 2018. In addition, the Letter Agreement would be terminated, its terms shifted to an amended management agreement for Newco, and Leucadia would own a 49.9% common membership in Newco. Under a proposed long-term incentive plan, senior management would also receive distributions of sales proceeds under a revised waterfall, ranging from 10.0% to 14.0%. The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board approval. We expect the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the third quarter of 2016. See Note 12 to the condensed consolidated financial statements for additional information.

•
We took certain steps to limit risk during and immediately after the historic Brexit vote in June 2016, including gradually raising margins and limiting exposure.  These steps helped to ensure that our trading platform operated normally throughout the Brexit-related market volatility.

Our near-term focus:

•
Target significant reduction in the Leucadia debt through non-core asset sales and cash generated through operations. We have identified our investments in FastMatch, Inc. ("FastMatch"), Lucid Markets Trading Limited ("Lucid") and V3 Markets, LLC ("V3") as non-core and are in active sales processes for all of these assets.

•	Accelerate the growth of our core business through a number of FX and CFD initiatives.

On the latter objective, FXCM specifically is seeking to:

•
Broaden CFD business with improvements to our back-end system which will allow us to better manage order flow and positions as well as prices and risk with greater accuracy and more efficiently. In October 2015, we launched this technology and upgraded our Index CFD market making technology.

•
Launch single share CFDs, an important market for a number of our customers and one in which we have not had an offering to date. We soft launched a single share CFD offering with certain customers and are targeting a broader roll-out later in 2016.

•	Further expand the dealing desk model for small retail FX customers who are less interested in an agency FX offering and which may have a favorable effect on our revenue per million.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015. The daily JPMorgan Global FX Volatility was 11.1 for the second quarter of 2016, compared to 10.1 in the second quarter of 2015. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions) and Australia. The Company is evaluating the impact of the Brexit vote and how it has structured the servicing of its European operations.

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

We have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through June 30, 2016, we incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. We maintain insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. In each of the three and six months ended June 30, 2016, we recorded $0.2 million in insurance recoveries to reimburse for expenses incurred related to the cybersecurity incident. See Note 14 “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. We recorded stock-based compensation expense related to stock options of $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted restricted stock units ("RSUs") to employees. We recorded stock-based compensation expense related to RSUs of $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. We did not incur any expense for Other Equity Awards for the three and six months ended June 30, 2016 and 2015.

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

Gain (loss) on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. As of June 30, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $209.5 million and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition. The decline in the fair value of the Letter Agreement of $128.2 million and $239.0 million for the three and six months ended June 30, 2016, respectively, is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of June 30, 2016, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at $11.6 million, and is included in Credit Agreement on the condensed consolidated statements of financial position. The change in the fair value of the embedded derivatives associated with the mandatory prepayment provisions is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreement in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

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

Other

Income (loss) from discontinued operations, net of tax — As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Leucadia Credit Agreement. The retail businesses are HK, FXCMJ and the equity trading business of FSL. The institutional businesses are Faros, Lucid, V3 and our equity interest in FastMatch. We evaluated the criteria for reporting the results of operations for these entities as discontinued operations and determined that the dispositions qualify for treatment as discontinued operations. As such, the results of operations for these entities are reported in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations.

Tax expense for discontinued operations is primarily driven by the recognition of tax benefit associated with the generation of net operating loss and the write down of the deferred tax liability associated with the goodwill of Lucid Markets LLP ("Lucid LLP"), offset by the establishment of a valuation allowance on the net deferred tax assets of Lucid LLP.  Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes.  As a result, Lucid LLP's income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid's tax provision is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, which is a U.K. corporation subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP.

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

Since inception of the Stock Repurchase Program in May of 2011 through June 30, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of June 30, 2016, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Amounts in thousands)
Revenues
Trading revenue	$68,958	$59,211	$138,705	$128,425
Interest income	581	416	1,109	738
Brokerage interest expense	(229)	(173)	(427)	(377)
Net interest revenue	352	243	682	361
Other income	1,246	1,058	2,684	146,916
Total net revenues	70,556	60,512	142,071	275,702
Operating Expenses
Compensation and benefits	24,351	23,457	49,177	48,496
Referring broker fees	8,933	14,601	19,579	30,670
Advertising and marketing	4,816	3,483	10,284	6,300
Communication and technology	6,516	9,243	14,121	18,760
Trading costs, prime brokerage and clearing fees	849	960	1,737	2,100
General and administrative	24,879	12,718	38,980	26,373
Bad debt expense	(141)	388	(141)	257,303
Depreciation and amortization	6,949	6,800	14,193	13,820
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	77,152	71,650	147,930	413,335
Operating loss	(6,596)	(11,138)	(5,859)	(137,633)
Other Income (Expense)
Gain (loss) on derivative liabilities — Letter & Credit Agreements	116,529	(99,867)	227,360	(392,296)
Loss on equity method investments, net	149	37	338	188
Interest on borrowings	21,202	44,291	41,755	74,850
Income (loss) from continuing operations before income taxes	88,582	(155,333)	179,408	(604,967)
Income tax (benefit) provision	(439)	1,559	143	181,321
Income (loss) from continuing operations	89,021	(156,892)	179,265	(786,288)
(Loss) income from discontinued operations, net of tax	(518)	5,665	(31,586)	(92,933)
Net income (loss)	88,503	(151,227)	147,679	(879,221)
Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC	28,452	(56,313)	51,904	(313,688)
Net (loss) income attributable to other non-controlling interests	(350)	897	(14,361)	(42,905)
Net income (loss) attributable to FXCM Inc.	$60,401	$(95,811)	$110,136	$(522,628)

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer equity (in millions)	$662	$735	$662	$735
Tradeable accounts	171,507	188,369	171,507	188,369
Active accounts	178,444	177,305	178,444	177,305
Daily average trades — retail customers	573,279	531,558	602,695	526,639
Daily average trades per active account	3.2	3.0	3.4	3.0
Total retail trading volume(1) (billions)	$842	$1,000	$1,773	$1,934
Retail trading revenue per million traded(1)	$80	$54	$76	$61
Average retail customer trading volume per day(1) (billions)	$13.0	$15.4	$13.7	$15.1
Trading days	65	65	129	128

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended June 30, 2016

Highlights — Continuing Operations

Total retail trading volumes decreased by $158 billion, or 16%, to $842 billion for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Retail trading revenue per million traded increased 48% to $80 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at June 30, 2016 was 178,444, an increase of 1% from June 30, 2015.

Revenues from Continuing Operations

Trading revenue increased by $9.7 million, or 16%, to $69.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in CFD revenues of $15.1 million. CFD revenue for the three months ended June 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June 2015. With the enhancements to our CFD technology implemented over the past year, we have been able to significantly increase the CFD revenue per million. The increase in CFD revenues was partially offset by lower revenue from retail FX trading, which decreased $2.3 million, primarily due to lower spread and commission income related to the lower trading volumes, partially offset by higher revenues from dealing desk execution. Revenue from dealing desk execution was approximately 24% of trading revenue for the three months ended June 30, 2016.

Revenues derived from the trading of institutional customers decreased $3.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, of which $3.4 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015.

Net interest revenue of $0.4 million for the three months ended June 30, 2016 was $0.1 million higher than net interest revenue for the three months ended June 30, 2015 due to higher interest on cash held.

Other income of $1.2 million for the three months ended June 30, 2016 consists of $1.1 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and the equity trading business of FSL and $0.1 million of ancillary fees. Other income of $1.1 million for the three months ended June 30, 2015 primarily consists of $0.8 million of service fees related to post-sale services provided to FXCMJ and the remainder primarily ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense increased by $0.9 million, or 4%, to $24.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was largely due to higher variable compensation expense of $1.0 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015, and a $0.4 million charge to write off employee advances, partially offset by decreased salary and benefit expense of $0.3 million, primarily due to lower headcount, and a decrease in stock-based compensation expense of $0.2 million.

Referring broker fees decreased $5.7 million, or 39%, to $8.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in referring broker fees is related to a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $1.3 million, or 38%, to $4.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For most of 2015, advertising and marketing spend was curtailed as a result of the events of January 15, 2015. We increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $2.7 million, or 30%, to $6.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily attributable to $2.3 million of lower platform costs for FastMatch due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $0.7 million lower third party platform fees and $0.3 million lower communication costs, partially offset by $0.6 million higher software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees decreased $0.1 million, or 12%, to $0.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense increased $12.2 million, or 96%, to $24.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase of $12.2 million is primarily due to (i) a provision of $8.2 million for notes receivable that were forgiven (see Note 5 to the condensed consolidated financial statements for further information); (ii) the settlement of a litigation claim for $2.3 million (see Note 19 to the condensed consolidated financial statements for further information); (iii) $2.0 million of higher professional fees, (iv) $0.5 million to forgive customer debit balances and (v) $0.2 million of higher occupancy costs, partially offset by $1.0 million of insurance recoveries for costs incurred related to the events of January 15, 2015 and the cybersecurity incident.

Bad debt expense was a recovery of $0.1 million for the three months ended June 30, 2016 related to the events of January 15, 2015 compared to a loss of $0.4 million for the three months ended June 30, 2015. The loss of $0.4 million for the three months ended June 30, 2015 reflects the return of certain recoveries. The Company has forgiven approximately 97% of the clients who incurred debit balances as a result of the SNB announcement on January 15, 2015 and returned certain recoveries, which is reflected in Bad debt expense in the condensed consolidated statements of operations. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, we cannot provide any assurance that we will be successful in recovering any portion of the remaining clients' debit balances.

Depreciation and amortization expense increased $0.1 million, or 2%, to $6.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The $0.1 million increase is due to an increase in amortization expense of $0.4 million related to intangibles acquired from customer account acquisitions, partially offset by $0.3 million of lower depreciation expense, which includes $0.5 million of lower depreciation related to fully depreciated assets, offset by an increase in depreciation of $0.2 million for capitalized software.

Non-operating expenses

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements

As of June 30, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $209.5 million, a $128.1 million decrease compared to March 31, 2016. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation. The fair value of the embedded derivatives related to the mandatory prepayment provisions of the Credit Agreement is estimated at $11.6 million as of June 30, 2016.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended June 30,
	2016	2015

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$8,406	$6,653
Convertible Notes	971	970
Deferred interest expense
Leucadia Credit Agreement	(967)	2,168
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	8,762	26,411
Leucadia Credit Agreement issuance fee discount	1,248	3,539
Convertible Notes	1,471	1,384
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	898	2,548
Leucadia Credit Agreement debt acquisition costs	111	316
Convertible Notes	302	302
Total interest expense	$21,202	$44,291

The decrease in Total interest expense of $23.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to lower amortization of original issue discount, lower deferred interest and a lower principal balance on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. See Note 12. “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

Income Taxes

	Three Months Ended June 30,
	2016	2015

	(In thousands, except percentages)
Income (loss) from continuing operations before income taxes	$88,582	$(155,333)
Income tax (benefit) provision	$(439)	$1,559
Effective tax rate	(0.5)%	(1.0)%

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

Our income tax provision decreased $2.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The tax benefit for the three months ended June 30, 2016 principally relates to the recognition of a benefit for a loss in the quarter of a foreign subsidiary for which taxes had been provided on its income in the first quarter of 2016. During the quarter ended June 30, 2015, the Corporation determined that a valuation allowance was deemed necessary on certain deferred tax assets which had not previously been written down.

(Loss) Income from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $0.5 million for the three months ended June 30, 2016 compared to income of $5.7 million for the three months ended June 30, 2015. The loss for the three months ended June 30, 2016 is primarily due to recording a loss on classification as held for sale of $0.5 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets and a reserve for $0.5 million for potential regulatory penalties related to pre-August 2010 trade execution practices of HK, partially offset by net profit from the remaining discontinued operations of $0.6 million. The income from discontinued operations for the three months ended June 30, 2015 of $5.7 million is primarily due to net profit from the remaining held for sale assets of $6.3 million and a gain on the sale of FXCMJ of $2.0 million, partially offset by a loss on classification as held for sale of $2.3 million due to the determination that fair value less costs to sell of the assets did not exceed the carrying value of the assets.

Six months ended June 30, 2016

Highlights — Continuing Operations

Total retail trading volumes decreased $161.0 billion, or 8%, to $1,773 billion for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Retail trading revenue per million traded increased 25% to $76 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at June 30, 2016 was 178,444, an increase of 1% from June 30, 2015.

Revenues from Continuing Operations

Trading revenue increased by $10.3 million, or 8% to $138.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in CFD revenues of $16.9 million. CFD revenue for the six months ended June 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June 2015. With the enhancements to our CFD technology implemented over the past year, we have been able to significantly increase the CFD revenue per million. Revenue from retail FX trading increased $0.6 million, primarily due to higher revenues from dealing desk execution, partially offset by lower revenue from spread and commissions. Revenue from dealing desk execution was approximately 26% of trading revenue for the six months ended June 30, 2016.

Revenues derived from the trading of institutional customers decreased $7.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, of which $6.3 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015, and lower revenues from FXCM Pro.

Net interest revenue of $0.7 million for the six months ended June 30, 2016 was $0.3 million higher than net interest revenue for the six months ended June 30, 2015 due to higher interest on cash held.

Other income of $2.7 million for the six months ended June 30, 2016 consists of $2.3 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and the equity trading business of FSL, $0.1 million of service fees from FastMatch and $0.3 million of ancillary fees. Other income of $146.9 million for the six months ended June 30, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement. The remaining $1.7 million of other income includes $0.8 million of service fees related to post-sale services provided to the buyers of FXCMJ.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense increased $0.7 million, or 1%, to $49.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was largely due to higher variable compensation expense of $1.6 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015, and a $0.4 million charge to write off employee advances, partially offset by lower salary and benefit expense of $0.8 million primarily due to lower headcount. Stock-based compensation expense was down $0.5 million, largely due to the full vesting of stock grants, partially offset by compensation expense related to the RSUs granted in December 2014.

Referring broker fees decreased $11.1 million, or 36%, to $19.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in referring broker fees is related to a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $4.0 million, or 63%, to $10.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Advertising and marketing spend was curtailed as a result of the events of January 15, 2015. We increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $4.6 million, or 25%, to $14.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is primarily attributable to $4.3 million of lower platform costs for FastMatch due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $0.8 million lower third party platform fees and $0.4 million lower communication costs, partially offset by $1.0 million higher software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees decreased $0.4 million, or 17%, to $1.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense increased $12.6 million, or 48%, to $39.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase of $12.6 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven (see Note 5 to the condensed consolidated financial statements for further information); (ii) the settlement of a litigation claim for $2.3 million (see Note 19 to the condensed consolidated financial statements for further information); (iii) $1.6 million of higher professional fees; (iv) $0.6 million of higher bank processing fees; (v) $0.5 million to forgive customer debit balances; (vi) $0.4 million higher local taxes and (vii) $0.3 million of higher occupancy costs, partially offset by $1.0 million of insurance recoveries for costs incurred related to the events of January 15, 2015 and the cybersecurity incident and $0.3 million of lower UK regulatory fees.

Bad debt expense was a recovery of $0.1 million for the six months ended June 30, 2016 related to the events of January 15, 2015. Bad debt expense was $257.3 million for the six months ended June 30, 2015 resulting from the events on January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of June 30, 2015, we recovered approximately $9.4 million, for a net loss after recoveries of $265.7 million. Of this total, $257.3 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense increased $0.4 million, or 3%, to $14.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The $0.4 million increase is due to an increase in amortization expense of $0.9 million related to intangibles acquired from customer account acquisitions, partially offset by $0.5 million of lower depreciation expense, which includes $0.9 million of lower depreciation related to fully depreciated assets, offset by an increase in depreciation of $0.4 million for capitalized software.

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

Non-operating expenses

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements

As of June 30, 2016, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $209.5 million, a $239.0 million decrease compared to December 31, 2015. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation. The fair value of the embedded derivative related to the mandatory prepayment provisions of the Credit Agreement is estimated at $11.6 million as of June 30, 2016.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$16,092	$12,901
Revolving Credit Agreement	—	38
Convertible Notes	1,941	1,941
Deferred interest expense
Leucadia Credit Agreement	(1,210)	4,852
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	17,070	40,687
Leucadia Credit Agreement issuance fee discount	2,390	5,318
Convertible Notes	2,935	2,761
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	1,720	3,828
Leucadia Credit Agreement debt acquisition costs	213	475
Revolving Credit Agreement	—	1,444
Convertible Notes	604	605
Total interest expense	$41,755	$74,850

The decrease in Total interest expense of $33.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to lower amortization of original issue discount, lower deferred interest and a lower principal balance on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. See Note 12. “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in amortization of debt issuance costs is primarily related to the termination of the Revolving Credit Agreement effective January 20, 2015 at which time the outstanding balance was repaid in full, which accelerated the amortization of the remaining debt issuance costs, and lower amortization of deferred financing fees related to the Leucadia Credit Agreement.

Income Taxes

	Six Months Ended June 30,
	2016	2015

	(In thousands, except percentages)
Income (loss) from continuing operations before income taxes	$179,408	$(604,967)
Income tax provision	$143	$181,321
Effective tax rate	0.1%	(30.0)%

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

Our income tax provision decreased $181.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. During the first quarter of 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. The tax provision for the three months ended June 30, 2016 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on use.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $31.6 million for the six months ended June 30, 2016 compared to a loss of $92.9 million for the six months ended June 30, 2015. The loss for the six months ended June 30, 2016 is primarily due to recording a loss on classification as held for sale of $32.0 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets and a reserve for $0.5 million for potential regulatory penalties related to pre-August 2010 trade execution practices of HK, partially offset by a gain of $0.7 million for the disposition of an equity method investment. The loss of $92.9 million for the six months ended June 30, 2015 was primarily due to (i) goodwill impairment losses of $54.9 million primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) net loss on classification as held for sale of $28.8 million due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets; (iii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15, 2015 and (iv) an intangible asset impairment charge of $5.4 million included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. These amounts were offset by a net gain of $2.0 million related to the sale of FXCMJ in April 2015.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of June 30, 2016, we had cash and cash equivalents of $222.2 million, including $13.5 million within assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of June 30, 2016:

	As of June 30, 2016
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$34.2	$53.2	$19.0
Forex Capital Markets Limited	U.K.	$21.3	$84.9	$63.6
FXCM Australia Pty. Ltd.	Australia	$0.7	$12.3	$11.6
Lucid Markets LLP	U.K.	$4.8	$11.7	$6.9

We filed a shelf registration statement on Form S-3 with the SEC which became effective on August 2, 2016. The shelf registration statement provides us with the ability to offer, from time to time and subject to market conditions, debt securities, preferred stock, common stock, depositary shares, purchase contracts warrants or units for proceeds in the aggregate amount of up to $125.0 million. The shelf registration statement is intended to give us greater flexibility to efficiently raise capital and put us in a position to take advantage of favorable market conditions as they arise. Any issuances under the shelf registration will be subject to the terms and conditions of the Leucadia financing.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Six Months Ended June 30, 2016 and 2015

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Cash provided by (used in) operating activities	$17,044	$(276,782)
Cash (used in) provided by investing activities	(10,984)	40,276
Cash (used in) provided by financing activities	(245)	158,993
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,723	(410)
Net increase (decrease) in cash and cash equivalents	7,538	(77,923)
Cash and cash equivalents – end of period	$222,178	$260,891

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$5,663
Goodwill impairment losses	$—	$54,865
Impairment losses on held for sale assets	$31,997	$28,799
Gain (loss) on equity method investments, net	$93	$(501)
Purchases of office, communication and computer equipment, net	$(120)	$(193)
Proceeds from sale of office, communication and computer equipment	$—	$499
Gain on disposition of equity method investment	$679	$—

Operating Activities

Details of cash provided by (used in) operating activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2016	2015
Net income (loss) and other adjustments	$8,517	$(107,749)
Non-cash equity-based compensation	1,044	3,031
Non-cash — change in tax receivable agreement liability	44	(145,224)
Net interest payments	(18,033)	(14,921)
Cash received (paid) for taxes	205	(47)
All other, net, including net current assets and liabilities	25,267	(11,872)
Net cash provided by (used in) operating activities	$17,044	$(276,782)

Cash provided by operating activities of $17.0 million for the six months ended June 30, 2016 is primarily attributable to an increase in net income, adjusted for certain non-cash items, a decrease in net due from broker balances of $16.8 million due to a reduction of open trading positions in discontinued operations and a decrease in our tax receivable balance of $1.7 million largely due to the receipt of a UK tax refund during the period. Cash used in operating activities of $276.8 million for the six months ended June 30, 2015 was primarily attributable to the net losses we experienced from customer debit balances of $265.7 million resulting from the events of January 15, 2015.

Investing Activities

Details of cash (used in) provided by investing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2016	2015
Purchases of office, communication and computer equipment, net	$(9,984)	$(8,788)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(1,000)	—
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	—	47,065
Net cash (used in) provided by investing activities	$(10,984)	$40,276

Cash used in investing activities of $11.0 million during the six months ended June 30, 2016 consisted of $10.0 million of capital expenditures, primarily for capitalized software, and a payment of $1.0 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Cash provided by investing activities of $40.3 million during the six months ended June 30, 2015 consisted primarily of $47.1 million of net proceeds from the sale of FXCMJ and proceeds of $1.5 million from the collection of notes receivable, offset by $8.8 million of net capital expenditures, primarily for capitalized software.

Financing Activities

Details of cash (used in) provided by financing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2016	2015
Distributions to non-controlling members	$(104)	$(11,819)
Payments on borrowing under the Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(141)	(81,633)
Debt acquisition costs — Credit Agreement	—	(1,876)
Proceeds from issuance of stock options	—	321
Net cash (used in) provided by financing activities	$(245)	$158,993

Cash used in financing activities of $0.2 million during the six months ended June 30, 2016 consisted of $0.1 million of distributions to other non-controlling interests and $0.1 million of principal payments on borrowings under the Credit Agreement.

Cash provided by financing activities of $159.0 million during the six months ended June 30, 2015 consisted primarily of net proceeds received from the Leucadia Transaction of $279.0 million, offset by principal payments of $81.6 million on borrowings under the Credit Agreement and a payment of $25.0 million on outstanding borrowings under the Revolving credit agreement in connection with its termination in January 2015. In addition, distributions of $11.8 million were made during the six months ended June 30, 2015, which primarily included distributions of $11.4 million to other non-controlling interests.

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

On March 10, 2016, we announced that we entered into a nonbinding MOU with Leucadia to amend the terms of the Credit Agreement and the Letter Agreement. Under the proposed amendments in the MOU, the maturity date of the Credit Agreement would be extended by one year to January 2018. In addition, the Letter Agreement would be terminated, its terms shifted to an amended LLC agreement for Newco, and Leucadia would own a 49.9% common membership in Newco. Under a proposed long-term incentive plan, senior management would also receive distributions of sales proceeds under a revised waterfall, ranging from 10.0% to 14.0%. The nonbinding MOU with Leucadia remains subject to the execution of definitive agreements and Board approval. We expect the amendments to the Credit Agreement and the Letter Agreement to be completed by the end of the third quarter of 2016. See Note 12 to the condensed consolidated financial statements for additional information.

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

From the inception of the Credit Agreement through June 30, 2016, we paid $117.5 million of principal, of which $10.0 million was applied to the deferred financing fee, and $43.4 million in interest to Leucadia.

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

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of June 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$37,356	$3,563	$13,869	$6,776	$13,148
Leucadia Credit Agreement (1)	213,552	19,170	194,382	—	—
Convertible Notes	180,263	1,941	178,322	—	—
Deferred payment for customer accounts acquisition	3,988	1,006	2,982	—	—
Tax Receivable Agreement (2)	146,064	—	—	—	146,064
Total	$581,223	$25,680	$389,555	$6,776	$159,212
____________________________________
(1) Interest is based on the stated step-up coupon rate
(2) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with U.S. GAAP, we have provided Adjusted EBITDA, a Non-GAAP financial measure. We believe this Non-GAAP measure, when presented in conjunction with the comparable U.S. GAAP measure, is useful to investors in better understanding our current financial performance as seen through the eyes of management and facilitates comparisons of our historical operating trends across several periods. We believe that investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry that present similar measures, although the methods used by other companies in calculating Adjusted EBITDA may differ from our method, even if similar terms are used to identify such measure.

Adjusted EBITDA provides us with an understanding of the results from the primary operations of our business by excluding the effects of certain gains, losses or other charges that do not reflect the normal earnings of our core operations or that may not be indicative of our future outlook and prospects. Internally, Adjusted EBITDA is used by management for various purposes, including to evaluate our operating performance and operational strategies, as a basis for strategic planning and forecasting, and for compensation purposes.

Adjusted EBITDA does not represent and should not be considered as a substitute for net income or net income attributable to FXCM Inc., each as determined in accordance with U.S. GAAP. Adjusted EBITDA reflects the following adjustments to net income:

1.
Compensation Expense/Lucid Minority Interest. Our reported U.S. GAAP results reflect the portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid based on services provided as a component of compensation expense under Allocation of income to Lucid members for services provided within discontinued operations. Adjustments have been made to eliminate this allocation of Lucid's earnings attributable to non-controlling members. We believe that this adjustment provides a more meaningful view of the Company's operating expenses and the Company's economic arrangement with Lucid's non-controlling members. This adjustment has no impact on net income from continuing operations as reported by the Company.

2.
Regulatory and Legal Costs.  Adjustments have been made to eliminate certain costs or recoveries (including client reimbursements, regulatory fines and settlements from lawsuits) associated with ongoing discussions and settling certain regulatory and legal matters. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and we believe it is useful to show the effects of eliminating these expenses.

3.
SNB Costs.  Adjustments have been made to eliminate certain costs/income (including the net losses associated with client debit balances, gains/losses on the derivative liabilities related to the Letter and Credit Agreements, costs related to the implementation of a Stockholder Rights Plan, professional costs, adjustments to the Company's tax receivable agreement contingent liability and insurance recoveries) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and we believe it is useful to show the effects of eliminating these expenses.

4.
Cybersecurity Incident. Adjustments have been made to eliminate certain costs/income related to investigative and other professional services, costs of communications with customers, remediation activities associated with the incident and insurance recoveries. Given the nature of these expenses, we believe it is useful to show the effects of eliminating these expenses.

5.
Discontinued Operations. Adjustments have been made to eliminate the impact of goodwill and held for sale asset impairments, gains or losses from completed asset sales and a gain related to the disposition of an equity method investment. Given the nature of these items, they are not viewed by management as activity in the ordinary course of business and we believe it is useful to show the effect of eliminating these items.

6.
Provision for debt forgiveness. An adjustment has been made to eliminate the provision recorded against a notes receivable from the non-controlling members of Lucid that will not be required to be repaid and has been forgiven. Given the atypical nature of this expense, we believe it is useful to show the effect of eliminating this expense.

	Reconciliation of U.S. GAAP Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,
	2016			2015
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net income (loss)	$89,021	$(518)	$88,503	$(156,892)	$5,665	$(151,227)
Adjustments:
Allocation of net income to Lucid members for services provided(1)	—	1,360	1,360	—	1,981	1,981
General and administrative(2)	9,013	513	9,526	1,198	—	1,198
Bad debt (recovery) expense(3)	(141)	—	(141)	388	—	388
Depreciation and amortization	6,949	—	6,949	6,800	—	6,800
Goodwill and held for sale impairments	—	486	486	—	2,300	2,300
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(116,529)	—	(116,529)	99,867	—	99,867
Interest on borrowings	21,202	—	21,202	44,291	—	44,291
Income tax (benefit) provision	(439)	—	(439)	1,559	727	2,286
Gain on completed dispositions	—	—	—	—	(1,978)	(1,978)
Total adjustments	(79,945)	2,359	(77,586)	154,103	3,030	157,133
Adjusted EBITDA	$9,076	$1,841	$10,917	$(2,789)	$8,695	$5,906
________________________________________________________
(1) Represents the elimination of the 49.9% of Lucid's earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes included in discontinued operations.
(2) Represents the provision for debt forgiveness of $8.2 million against the notes receivable from the non-controlling members of Lucid, $1.8 million of legal and other professional fees, including fees related to the Leucadia debt restructuring, partially offset by $1.0 million of insurance recoveries to reimburse for costs incurred related to the January 15, 2015 SNB event and the cybersecurity incident which is included in continuing operations in the three months ended June 30, 2016, and expense of $0.5 million included in discontinued operations in the three months ended June 30, 2016 related to pre-August 2010 trade execution practices and other regulatory fees and fines. For the three months ended June 30, 2015, represents $1.2 million of legal fees resulting from the SNB event.
(3) Represents the net bad debt (recovery) expense related to client debit balances associated with the January 15, 2015 SNB event.

	Reconciliation of U.S. GAAP Net Income (Loss) to Adjusted EBITDA
	Six Months Ended June 30,
	2016			2015
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net income (loss)	$179,265	$(31,586)	$147,679	$(786,288)	$(92,933)	$(879,221)
Adjustments:
Net revenues(1)	44	—	44	(145,224)	—	(145,224)
Allocation of net income to Lucid members for services provided(2)	—	2,561	2,561	—	4,667	4,667
General and administrative(3)	10,499	513	11,012	3,035	—	3,035
Bad debt (recovery) expense(4)	(141)	—	(141)	257,303	8,408	265,711
Depreciation and amortization	14,193	—	14,193	13,820	12,359	26,179
Goodwill and held for sale impairments	—	31,997	31,997	9,513	83,664	93,177
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(227,360)	—	(227,360)	392,296	—	392,296
Gain on equity method transaction(5)	—	(679)	(679)	—	—	—
Interest on borrowings	41,755	—	41,755	74,850	—	74,850
Income tax provision	143	—	143	181,321	5,627	186,948
Gain on completed dispositions	—	—	—	—	(1,978)	(1,978)
Total adjustments	(160,867)	34,392	(126,475)	786,914	112,747	899,661
Adjusted EBITDA	$18,398	$2,806	$21,204	$626	$19,814	$20,440
________________________________________________________
(1) Represents a $0.1 million charge in the three months ended March 31, 2016 for tax receivable agreement payments and the elimination of a $145.2 million noncash benefit in the three months ended March 31, 2015 attributable to the reduction of our tax receivable agreement contingent liability to zero.
(2) Represents the elimination of the 49.9% of Lucid’s earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes included in discontinued operations.
(3) Represents the provision for debt forgiveness of $8.2 million against the notes receivable from the non-controlling members of Lucid, $3.2 million of legal and other professional fees, including legal fees, fees related to the Leucadia debt restructuring and other professional fees related to the Stockholder Rights Plan, partially offset by $1.0 million of insurance recoveries to reimburse for costs incurred related to the January 15, 2015 SNB event and the cybersecurity incident, which is included in continuing operations in the six months ended June 30, 2016, and expense of $0.5 million included in discontinued operations in the six months ended June 30, 2016 related to pre-August 2010 trade execution practices and other regulatory fees and fines. For the six months ended June 30, 2015, represents $3.0 million of legal and other professional fees, including legal fees resulting from the SNB event and professional fees related to the Stockholder Rights Plan.
(4) Represents the net bad debt (recovery) expense related to client debit balances associated with the January 15, 2015 SNB event.
(5) Represents the gain on the disposition of an equity method investment related to V3 in the three months ended March 31, 2016.

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

As of June 30, 2016, (4.9)% of our net assets (assets less liabilities) excluding the Derivative liability — Letter Agreement were in British pounds, (0.1)% in Japanese Yen, 0.7% in Australian dollars, (1.2)% in Hong Kong Dollars, 2.0% in Euros and 1.2% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.4 million in the case of British pounds, nil for Japanese Yen, $(0.1) million for Australian dollars, $0.1 million for Hong Kong Dollars and $(0.1) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at June 30, 2016, we estimate that a 50 basis point change in interest rates would decrease our annual pre-tax loss from continuing operations by approximately $4.4 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, for each of the six months ended June 30, 2016 and 2015, we incurred $0.6 million (excluding the events of January 15, 2015) in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at June 30, 2016, assuming a 10% reduction in the GBP and the EUR and no market liquidity (i.e., counterparties halt trading GBP and EUR), we estimate clients holding long GBP and EUR positions would incur debit balances of approximately $2.7 million and $5.0 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2016, our exposure to our three largest institutional counterparties, all major global banking institutions, was 42.2% of total assets and the single largest within the group was 18.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of June 30, 2016, our net unhedged exposure to CFD customer positions was 7.2% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of June 30, 2016 would result in a $8.3 million adverse impact to our pre-tax earnings from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of June 30, 2016, our net unhedged exposure to FX customer positions was 8.7% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of June 30, 2016 would result in a $10.1 million adverse impact to our pre-tax earnings from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended June 30, 2016 was $10.6 million and the maximum intra-day gross position was $48.3 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $4.8 million adverse impact to consolidated pre-tax earnings. Lucid has recently started a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2016, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 18.0% of total assets.

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

Regulatory risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. U.S. and international legislative and regulatory authorities change these regulations from time to time. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report.

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2016, we had $61 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $162.1 million of capital on a consolidated basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to arbitration before the National Futures Association on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. The Company is engaged in ongoing discussions with the SFC and continues to comply with information requests from the SFC. The Company has accrued $2.0 million in connection with this matter.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016, plaintiffs filed an opposition brief on April 11, 2016, and the Company filed a reply brief on May 11, 2016. The Company and board members intend to vigorously defend the allegations in the amended complaint.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Company filed a motion to dismiss on July 15, 2016. The Company and board members intend to vigorously defend the allegations in the second amended complaint.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.5 million as of June 30, 2016.

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

We face risks related to the passage of the recent "Brexit" referendum in the United Kingdom which could harm our business and operations.

Upon the United Kingdom’s (the “U.K.”) adoption of the policy passed in its recent vote to leave the European Union (“E.U.”), (the “Brexit”), we would likely face new regulatory and legal costs and challenges. The key mechanism for the cross-border provision of financial services within the E.U. is the passport under the E.U. single market directive. Our U.K. operations may no longer be able to take advantage of passporting financial services from the U.K. to other E.U. member states. In addition, the equivalence of the U.K.’s regulatory regime in terms of governance could also become uncertain. This may affect the way in which our operating companies in the U.K. manage their businesses.

Depending on the terms of Brexit, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth. The uncertainty prior to the actual implementation of Brexit could also have a negative impact on the U.K. economy. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. economy.

Changes to U.K. and E.U. migration policy could likewise occur as a result of Brexit. London’s role as a global center for business may decline, particularly if financial services entities shift their headquarters to the E.U. impacting our ability to recruit and retain talent. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended June 30, 2016.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of June 30, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. We are not obligated to purchase any shares under the Stock Repurchase Program which does not have an expiration date.

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

10.1*	FXCM Inc. Amended and Restated 2010 Long-Term Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date:	August 5, 2016	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)