Form 10-Q
period 2016-09-30
FXCM Inc.
filed 2016-11-08
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 7, 2016, there were 5,602,534 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 25 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

FXCM Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2016

i

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30, 2016	December 31, 2015

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$220,211	$203,854
Cash and cash equivalents, held for customers	725,375	685,043
Due from brokers	924	3,781
Accounts receivable, net	404	1,636
Tax receivable	259	1,766
Current assets held for sale	169,608	233,937
Total current assets	1,116,781	1,130,017
Deferred tax asset	15	14
Office, communication and computer equipment, net	34,984	35,891
Goodwill	24,727	28,080
Other intangible assets, net	7,763	13,782
Notes receivable	—	7,881
Other assets	10,583	11,421
Total assets	$1,194,853	$1,227,086
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$725,375	$685,043
Accounts payable and accrued expenses	51,977	38,298
Due to brokers	20,067	1,073
Due to related parties pursuant to tax receivable agreement	—	145
Current liabilities held for sale	10,084	14,510
Total current liabilities	807,503	739,069
Deferred tax liability	141	719
Senior convertible notes	159,606	154,255
Credit Agreement	189,686	147,262
Derivative liability — Letter Agreement	—	448,458
Other liabilities	11,294	16,044
Total liabilities	1,168,230	1,505,807
Commitments and Contingencies (See Note 14)
Redeemable non-controlling interest (see Note 3)	86,473	—
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,602,534 shares issued and outstanding as of September 30, 2016 and December 31, 2015	56	56
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 25 shares issued and outstanding as of September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	365,193	267,369
Accumulated deficit	(460,548)	(531,550)
Accumulated other comprehensive (loss) income	(1,044)	1,004
Total stockholders’ deficit, FXCM Inc.	(96,342)	(263,120)
Non-controlling interests	36,492	(15,601)
Total stockholders’ deficit	(59,850)	(278,721)
Total liabilities, redeemable non-controlling interest and stockholders’ deficit	$1,194,853	$1,227,086

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except per share data)
Revenues
Trading revenue	$57,845	$56,247	$196,550	$184,672
Interest income	791	494	1,900	1,232
Brokerage interest expense	(228)	(212)	(655)	(589)
Net interest revenue	563	282	1,245	643
Other income	2,984	3,053	5,668	149,969
Total net revenues	61,392	59,582	203,463	335,284
Operating Expenses
Compensation and benefits	24,222	23,948	73,399	72,444
Referring broker fees	9,535	13,032	29,114	43,702
Advertising and marketing	5,069	4,116	15,353	10,416
Communication and technology	6,878	7,312	20,999	26,072
Trading costs, prime brokerage and clearing fees	871	847	2,608	2,947
General and administrative	14,646	12,861	53,626	39,234
Bad debt (recovery) expense	—	—	(141)	257,303
Depreciation and amortization	6,956	7,316	21,149	21,136
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	68,177	69,432	216,107	482,767
Operating loss	(6,785)	(9,850)	(12,644)	(147,483)
Other Income (Expense)
(Loss) gain on derivative liabilities — Letter & Credit Agreements	(26,985)	137,566	200,375	(254,730)
Loss on equity method investments, net	140	111	478	299
Interest on borrowings	19,473	28,974	61,228	103,824
(Loss) income from continuing operations before income taxes	(53,383)	98,631	126,025	(506,336)
Income tax (benefit) provision	(85)	295	58	181,616
(Loss) income from continuing operations	(53,298)	98,336	125,967	(687,952)
(Loss) income from discontinued operations, net of tax	(22,049)	18,018	(53,635)	(74,915)
Net (loss) income	(75,347)	116,354	72,332	(762,867)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(18,493)	39,038	33,411	(274,650)
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(6,877)	—	(6,877)	—
Net (loss) income attributable to other non-controlling interests	(10,843)	3,667	(25,204)	(39,238)
Net (loss) income attributable to FXCM Inc.	$(39,134)	$73,649	$71,002	$(448,979)

(Loss) income from continuing operations attributable to FXCM Inc.	$(35,829)	$64,302	$85,936	$(427,909)
(Loss) income from discontinued operations attributable to FXCM Inc.	(3,305)	9,347	(14,934)	(21,070)
Net (loss) income attributable to FXCM Inc.	$(39,134)	$73,649	$71,002	$(448,979)

Weighted average shares of Class A common stock outstanding — Basic and Diluted	5,603	5,313	5,603	4,968
Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted:
Continuing operations	$(6.39)	$12.10	$15.34	$(86.13)
Discontinued operations	(0.59)	1.76	(2.67)	(4.24)
Net (loss) income attributable to FXCM Inc.	$(6.98)	$13.86	$12.67	$(90.37)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Amounts in thousands)
Net (loss) income	$(75,347)	$116,354	$72,332	$(762,867)
Other comprehensive (loss) income
Foreign currency translation loss	(276)	(2,239)	(2,871)	(3,121)
Realization of cumulative translation adjustment	—	—	—	23,407
Other comprehensive (loss) income, net of tax	(276)	(2,239)	(2,871)	20,286
Comprehensive (loss) income	(75,623)	114,115	69,461	(742,581)
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(18,624)	38,244	32,447	(266,808)
Comprehensive loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(6,746)	—	(6,746)	—
Comprehensive (loss) income attributable to other non-controlling interests	(10,841)	3,668	(25,194)	(39,243)
Comprehensive (loss) income attributable to FXCM Inc.	$(39,412)	$72,203	$68,954	$(436,530)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2016	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
Net income	8,207	71,002	—	—	—	—	—	—	79,209
Other comprehensive loss, net of tax	(954)	—	(2,048)	—	—	—	—	—	(3,002)
Comprehensive income (loss)	7,253	71,002	(2,048)	—	—	—	—	—	76,207
Class A common stock
Equity-based compensation	480	—	—	1,026	—	—	—	—	1,506
Distributions — non-controlling members	(1,203)	—	—	—	—	—	—	—	(1,203)
Issuance of redeemable non-controlling interest (see Note 3)	45,563	—	—	96,798	—	—	—	—	142,361
Balance as of September 30, 2016	$36,492	$(460,548)	$(1,044)	$365,193	5,602,534	$56	25	$1	$(59,850)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income (loss)	$72,332	$(762,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	21,149	33,494
Equity-based compensation	1,504	3,644
Deferred tax expense	(518)	188,175
Goodwill impairment losses	—	64,378
Loss on classification as held for sale assets	57,092	27,820
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(200,375)	254,730
Amortization of deferred bond discount	4,443	4,180
Amortization of deferred financing cost	906	2,351
Amortization of original issue discount — Credit Agreement	23,905	55,373
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	6,088	13,183
Loss on equity method investments, net	236	1,121
Gain on disposition of equity method investment	(679)	—
Provision for debt forgiveness	8,249	—
Gain on business disposition	—	(14,427)
Transaction costs associated with business dispositions	—	(6,693)
Due to related parties pursuant to tax receivable agreement	44	(145,224)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	(39,929)	271,231
Due from brokers	11,463	(8,300)
Accounts receivable, net	935	2,471
Tax receivable, net	1,507	(1,099)
Other assets	1,364	(4,092)
Customer account liabilities	40,332	(270,403)
Accounts payable and accrued expenses	12,531	6,379
Other liabilities	(3,275)	6,254
Payments for tax receivable agreement	(188)	(5,352)
Due to brokers	19,365	(16,232)
Securities sold, not yet purchased	(3,624)	(530)
Foreign currency remeasurement loss	(1,240)	(682)
Net cash provided by (used in) operating activities	33,617	(301,117)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(14,521)	(13,571)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(1,500)	—
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	—	52,155
Net cash (used in) provided by investing activities	(16,021)	40,583
Cash Flows From Financing Activities
Distributions to non-controlling members	(104)	(12,166)
Payments on borrowings under the Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(141)	(107,139)
Debt acquisition costs — Credit Agreement	—	(1,876)
Proceeds from issuance of stock options	—	321
Net cash (used in) provided by financing activities	(245)	133,140
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,481	(1,629)
Net increase (decrease) in cash and cash equivalents	18,832	(129,023)
Cash and cash equivalents (1)
Beginning of year	214,640	338,814
End of period	$233,472	$209,791

FXCM Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (continued)

	Nine Months Ended September 30,
	2016	2015
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash paid (received) for taxes	$194	$(135)
Cash paid for interest	$27,254	$22,222
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$—	$2,889
Deferred payment for purchase of intangible assets	$—	$6,000
Proceeds receivable from business disposition	$—	$11,524
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$1,099	$—
Exchange of Letter Agreement for Redeemable non-controlling interest	$235,509	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$5,321
Goodwill impairment losses	$—	$54,865
Loss on classification as held for sale assets	$57,092	$27,820
Gain on business dispositions	$—	$14,427
Transaction costs associated with business dispositions	$—	$(6,693)
Gain (loss) on equity method investments, net	$242	$(821)
Purchases of office, communication and computer equipment, net	$(149)	$(240)
Proceeds from sale of office, communication and computer equipment	$—	$499
Proceeds from business dispositions, net of cash	$—	$52,155
Gain on disposition of equity method investment	$679	$—

(1) Includes Cash and cash equivalents from continuing and discontinued operations

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

FXCM Inc. (the “Corporation” or the “Company”), a holding company, is an online provider of foreign exchange (“FX”) trading, contracts for difference ("CFD") trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in FXCM Holdings, LLC (“Holdings”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. In January 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), which was then a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation ("Leucadia") (the "Leucadia Transaction") (see Note 12). On September 1, 2016, the Company completed a restructuring transaction with Leucadia (the "Restructuring Transaction") (see Note 12). In connection with the Restructuring Transaction, the financing arrangement with Leucadia was amended, Newco was renamed FXCM Group, LLC ("Group") and Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest in Group. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings, Group and subsidiaries of Group.

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

Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates those entities in which it is the primary beneficiary of a variable interest entity ("VIE") as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations (“ASC 810”), or entities where it has a controlling interest. Entities that do not qualify as VIEs are evaluated for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities where it has a controlling financial interest through a majority voting interest. Intercompany accounts and transactions are eliminated in consolidation.

At the time of Newco's formation in connection with the Leucadia Transaction, the Company determined that Newco was a VIE and concluded that Holdings was the primary beneficiary of Newco, which resulted in the consolidation of the financial results of Newco by Holdings. The Company determined that the Restructuring Transaction (see Note 12) is a reconsideration event under ASC 810 and re-evaluated the previous conclusion that Newco (subsequently renamed to Group) is a VIE. Upon reconsideration, the Company determined that Group remains a VIE and concluded that Holdings is the primary beneficiary of Group since Holdings has the ability to direct the activities of Group that most significantly impact Group’s economic performance and the obligation to absorb losses of Group or the right to receive benefits from Group that could be significant to Group. As a result, Holdings continues to consolidate the financial results of Group.

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 67.9% and 32.1%, respectively, as of both September 30, 2016 and December 31, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Group, LLC (1)	(“Group”)
FXCM Global Services, LLC	(“Global Services”)
Forex Capital Markets LLC	(“US”)
FXCM Asia Limited (2)	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Pty. Limited	(“Australia”)
ODL Group Limited	(“ODL”)
FXCM Securities Limited (3)	(“FSL”)
FXCM Japan Securities Co., Ltd. (4)	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC (4)	(“Faros”)
V3 Markets, LLC	(“V3”)
____________________________________
(1) FXCM Newco, LLC was renamed FXCM Group, LLC effective September 1, 2016
(2) Sold by the Company in September 2015
(3) Sold by the Company in December 2015
(4) Sold by the Company in April 2015

Net income or loss attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders.

Net income or loss attributable to redeemable non-controlling interest in the condensed consolidated statements of operations represents the share of earnings or loss allocated to the non-controlling membership interest in Group held by Leucadia based on the hypothetical liquidation at book value method (see Note 2).

Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the non-controlling interests of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015), V3 and other consolidated entities based on the economic interests held by the non-controlling members. The non-controlling members of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015) and V3 each hold a 49.9% economic interest in the respective entity. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid that is contingent on services being provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4).

Redeemable non-controlling interest on the condensed consolidated statements of financial condition represents the non-controlling membership interest in Group held by Leucadia. Non-controlling interests on the condensed consolidated statements of financial condition represents the equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities.

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

Note 2. Significant Accounting Policies and Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Other than as described below, management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Redeemable Non-controlling Interest

In connection with the Restructuring Transaction completed on September 1, 2016 (see Note 12), the Amended and Restated Letter Agreement dated January 24, 2015 (the "Letter Agreement") was terminated and the parties signed the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement"). The Group Agreement replaced the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC. In exchange for terminating the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group as discussed in Note 1. Following a Change of Control (as defined in the Group Agreement and described in Note 12), the membership units held by Leucadia are redeemable for cash at an amount equal to the fair market value of Leucadia's economic rights under the Group Agreement. Accordingly, the non-controlling interest held by Leucadia is recorded as Redeemable non-controlling interest and is classified outside of permanent equity on the condensed consolidated statements of financial condition pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480").

The cash distributions and earnings or loss from Group subsequent to September 1, 2016 are allocated among its members based on the contractual provisions in the Group Agreement (the "Revised Waterfall"), which differ from the members' stated ownership percentages. The Company determined that the Revised Waterfall represents a substantive profit sharing arrangement and concluded that the appropriate methodology for allocating profits and losses of Group is the hypothetical liquidation at book value method (the “HLBV method”). The Company applies the HLBV method using a balance

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

sheet approach. Under the HLBV method, a calculation is performed at each balance sheet date to determine the amount each member would hypothetically receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall. The difference between the liquidating distribution amounts calculated at the beginning and end of each period, after adjusting for capital contributions and distributions, is the member's share of the net income or loss from Group.

As indicated above, the membership units held by Leucadia are redeemable for cash following a change of control event (see Note 12), which is not solely within the control of the Company. The Company evaluates the probability of redemption at each reporting date. The Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

Management Incentive Plan

In connection with the Restructuring Transaction, the Company adopted the 2016 Incentive Bonus Plan for Founders and Executives (the "Management Incentive Plan") in order to retain and incentivize senior management to maximize cash flow generation and grow the business. The Management Incentive Plan is a long-term program with a five-year vesting period. Distributions under the plan will be made only after the principal and interest under the Credit Agreement have been repaid and will range from 10.0% to 14.0% of the distributions made from Group. If a participant terminates employment, he or she will receive either a non-voting membership interest in Group entitling the participant to the same share of distributions that would have otherwise been received, or a lump-sum cash payment, at the Company's discretion. The Company determined that the Management Incentive Plan is a share-based payment arrangement that will be accounted for as a liability award under ASC 718, Compensation-Stock Compensation (“ASC 718”).

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. The Company adopted ASU No. 2015-02 on January 1, 2016, which did not have an impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to explicitly evaluate for each reporting period whether there are conditions or events that raise substantial doubt

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company will adopt this standard for its annual period ending December 31, 2016 and is currently evaluating the impact it will have to the disclosures in its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current U.S. GAAP does not include specific guidance on these eight cash flow classification issues. The amendments in ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted, provided that all the amendments are adopted in the same period. The amendments in this update are to be applied on a retrospective basis. The Company expects to adopt this guidance beginning January 1, 2018 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU No. 2016-17 amends the consolidation guidance in ASU No. 2015-02 on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when performing the primary beneficiary analysis under the VIE model. Under ASU No. 2016-17, the single decision maker will consider an indirect interest held by a related party under common control on a proportionate basis. The amendments in ASU No. 2016-17 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities that already have adopted the amendments in ASU No. 2015-02 are required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU No. 2015-02 initially were applied. The Company expects to adopt this guidance beginning January 1, 2017 and does not currently expect that adoption of this standard will have a material impact on its consolidated financial statements.

Note 3. Non-Controlling Interests

Redeemable Non-controlling Interest

In connection with the Restructuring Transaction completed on September 1, 2016 (see Note 12), the Letter Agreement was terminated and the parties signed the Group Agreement as described in Note 2. In exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 1. The non-controlling interest held by Leucadia is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. As of September 30, 2016, the non-controlling interest in Group is not redeemable and is not probable of becoming redeemable and, consequently, has not been adjusted to its estimated redemption value.

The Company recorded the following activity related to Redeemable non-controlling interest for the nine months ended September 30, 2016, with amounts in thousands:

Balance as of January 1, 2016	$—
Issuance of redeemable non-controlling interest (net of HLBV allocation, discussed below)	93,148
Net loss attributable to redeemable non-controlling interest	(6,877)
Other comprehensive income attributable to redeemable non-controlling interest	131
Equity-based compensation	71
Balance as of September 30, 2016	$86,473

On the date of the Restructuring Transaction, in exchange for the Letter Agreement Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at $93.1 million, which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

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

There were no changes in the non-controlling and the Corporation's interests in Holdings for the nine months ended September 30, 2016:

	Controlling Units	Non- Controlling Units	Total Units	FXCM Inc.	Non- Controlling	Total
Balance as of January 1, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100%
Holdings Units acquired by FXCM Inc. related to exchanges of Holdings Units for shares of Class A common stock	—	—	—	—%	—%	—%
Balance as of September 30, 2016	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
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

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the condensed consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of September 30, 2016. Accordingly, the assets and liabilities of these businesses were classified as assets and liabilities held for sale on the condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

Completed dispositions

In April 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which included a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income was amortized into other income over the nine-month period ending December 31, 2015.  The terms of the services agreement provide for the Company to receive a monthly fee for these services beginning January 1, 2016 for an expected period of ten months ending on October 31, 2016. The Company recorded other income for these transitional services of $0.5 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.

In April 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three and nine months ended September 30, 2016 and 2015.

In September 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain related to the sale of approximately $12.4 million. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the third quarter of 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale.  The Company recorded nil and $0.6 million of other income for these transitional services for the three and nine months ended September 30, 2016, respectively. Beginning nine months after the date of sale, the Company will receive a monthly fee for such services for a minimum period of nine months.

In December 2015, the Company completed the sale of the equity trading business of FSL to AS Expobank for a cash purchase price of $2.3 million. The Company recognized a net loss of approximately $7.1 million related to the sale, which included a reversal of $1.5 million of foreign currency translation loss out of accumulated other comprehensive income. The net loss was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the fourth quarter of 2015. In connection with the sale of the equity trading business of FSL, the Company agreed to provide certain transitional services, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. The deferred income will be amortized into other income over the twelve-month period following the date of sale. The Company recorded $0.1 million and $0.4 million of other income for these transitional services for the three and nine months ended September 30, 2016, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and nine months ended September 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Trading revenue	$8,806	$13,386	$22,610	$60,154
Interest income	12	29	151	247
Brokerage interest expense	—	(29)	—	(100)
Net interest revenue	12	—	151	147
Other income	12	1,430	36	4,802
Total net revenues	8,830	14,816	22,797	65,103
Operating Expenses
Compensation and benefits	(111)	731	402	11,532
Allocation of net income to Lucid members for services provided	1,218	2,249	3,779	6,916
Total compensation and benefits	1,107	2,980	4,181	18,448
Referring broker fees	—	—	—	208
Advertising and marketing	—	15	—	736
Communication and technology	1,412	2,061	4,335	6,528
Trading costs, prime brokerage and clearing fees	2,967	4,178	9,676	14,716
General and administrative	447	978	2,069	4,215
Bad debt expense	—	—	—	8,408
Depreciation and amortization	—	—	—	12,359
Goodwill impairment loss	—	—	—	54,865
Total operating expenses	5,933	10,212	20,261	120,483
Operating income (loss)	2,897	4,604	2,536	(55,380)
Other Income (Expense)
Income (loss) on equity method investments, net	149	(320)	242	(821)
Gain on disposition of equity method investment (see Note 6)	—	—	679	—
Income (loss) from discontinued operations before income taxes	3,046	4,284	3,457	(56,201)
Gain on completed dispositions	—	12,449	—	14,427
(Loss) gain on classification as held for sale before income taxes	(25,095)	979	(57,092)	(27,820)
Total (loss) income from discontinued operations before income taxes*	(22,049)	17,712	(53,635)	(69,594)
Income tax provision (benefit)	—	(306)	—	5,321
(Loss) income from discontinued operations, net of tax	$(22,049)	$18,018	$(53,635)	$(74,915)
* Total (loss) income from discontinued operations before income taxes attributable to FXCM Inc. was $(3.3) million and $(14.9) million for the three and nine months ended September 30, 2016, respectively, and $9.1 million and $(19.8) million for the three and nine months ended September 30, 2015, respectively.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Discontinued Operations - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of September 30, 2016 and December 31, 2015, with amounts in thousands:

	As of
	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$13,261	$10,786
Due from brokers (1)	13,628	22,234
Accounts receivable, net	106	178
Office, communication and computer equipment, net	1,303	1,154
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (2) (3)	14,181	15,363
Loss recognized on classification as held for sale	(123,753)	(66,660)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$169,608	$233,937

Liabilities
Accounts payable and accrued expenses (4)	$9,690	$10,838
Due to brokers (1)	371	—
Securities sold, not yet purchased	—	3,624
Deferred tax liability	—	—
Other liabilities	23	48
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$10,084	$14,510
____________________________________
(1) Includes as of September 30, 2016 and December 31, 2015: a) derivative assets, net of $1.4 million and $0.9 million, respectively; b) Unsettled spot FX net asset of an immaterial amount and $0.3 million, respectively; c) Unsettled common stock of nil and $3.0 million, respectively; and d) Excess cash collateral of $11.8 million and $18.0 million, respectively.

(2) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Company had previously owned shares in the Intercontinental Exchange which were sold in April 2015. The Company recognized a gain of $0.1 million related to the sale which was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax during the second quarter of 2015. In the fourth quarter of 2015, the Company acquired additional ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid which were recorded at a total cost of $3.7 million. There were no exchange membership impairments as of September 30, 2016 or December 31, 2015. As of both September 30, 2016 and December 31, 2015, the carrying value of ownership interests was $4.6 million and the carrying value of shares owned was $4.8 million.

(3) Includes the carrying value of the Company's equity interest in FastMatch of $4.4 million and $4.2 million as of September 30, 2016 and December 31, 2015, respectively. The carrying value of the Company's previously-held equity interest in the V3-related LLC of $1.5 million is included in the balance as of December 31, 2015 (see Note 6).

(4) Includes as of September 30, 2016 and December 31, 2015 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $6.6 million and $6.5 million, respectively.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Notes Receivable - (continued)

During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2016.

Note 6. Equity Method Investments

The Company has a 22.2% equity interest in a developer of FX trading software which is accounted for using the equity method. The carrying value of the Company's equity interest in the FX trading software developer of $2.1 million and $2.6 million as of September 30, 2016 and December 31, 2015, respectively, is included as a component of Other assets in the condensed consolidated statements of financial condition. The Company's share of the loss of the FX trading software developer was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and is included in Loss on equity method investments, net in the condensed consolidated statements of operations.

The Company has a 35.1% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that held a 17.26% interest in a firm that delivers investment information to investment professionals. Until December 31, 2015, the other members of the V3-related LLC had not consented to the transfer of the 66.3% non-controlling interest to the Company and the investment had been accounted for using the equity method. On December 31, 2015, the other members of the V3-related LLC approved a resolution to transfer the 66.3% non-controlling interest to the Company and, in a related transaction, to distribute the assets held by the V3-related LLC to its members, including the Company, and subsequently liquidate the V3-related LLC. These transactions were completed during the first quarter of 2016 and resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment was $1.1 million as of September 30, 2016 and is included as a component of Other assets in the condensed consolidated statements of financial condition. As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC in the first quarter of 2016.

The carrying values of the Company's equity interests in FastMatch and the V3-related LLC (prior to its disposition) are included in assets held for sale on the condensed consolidated statements of financial condition. As of September 30, 2016 and December 31, 2015, the carrying values of the Company's equity method investments included in assets held for sale were $4.4 million and $5.7 million, respectively. The Company's share of the income or loss of FastMatch and the V3-related LLC (prior to its disposition) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. Total income (loss) on equity method investments included in Income (loss) from discontinued operations, net of tax was $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and $(0.3) million and $(0.8) million for the three and nine months ended September 30, 2015, respectively.

The Company did not receive any dividend distributions from its equity method investments during the three months ended September 30, 2016 and the three and nine months ended September 30, 2015. Dividend distributions received by the Company from its equity method investments during the nine months ended September 30, 2016 were not material.

Note 7. Goodwill

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations during the first quarter of 2015 primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The impairment loss is presented as a separate line item in the condensed consolidated statements of operations and included as a component of (Loss) income from continuing operations for the nine months ended September 30, 2015.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill - (continued)

During the fourth quarter of 2015, the Company completed its annual testing for impairment of goodwill and, based on the evaluation performed, concluded that goodwill was not impaired as of October 1, 2015. During the nine months ended September 30, 2016, no triggering events have occurred that would indicate that it is more likely than not that goodwill is impaired.

Changes in goodwill for the nine months ended September 30, 2016 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2016	$28,080
Foreign currency translation adjustments	(3,353)
Balance as of September 30, 2016	$24,727

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of September 30, 2016 and December 31, 2015, with amounts in thousands:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(26,157)	$9,303	$35,460	$(21,223)	$14,237
Foreign currency translation adjustment	(3,963)	1,823	(2,140)	(1,910)	855	(1,055)
Total finite-lived intangible assets	31,497	(24,334)	7,163	33,550	(20,368)	13,182
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$32,097	$(24,334)	$7,763	$34,150	$(20,368)	$13,782

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of September 30, 2016. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the nine months ended September 30, 2015. No impairment of intangible assets has been identified as of September 30, 2016.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net - (continued)

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $1.9 million and $5.8 million for the three and nine months ended September 30, 2016, respectively, and $2.0 million and $5.0 million for the three and nine months ended September 30, 2015, respectively. Amortization expense related to intangible assets to be disposed of (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of September 30, 2016 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2016	$1,374
2017	4,049
2018	1,423
2019	317
2020	—
Thereafter	—
$7,163

Note 9. Earnings per Share

On October 1, 2015, the Corporation effected a one-for-ten reverse stock split of its issued and outstanding Class A common stock (see Note 17). As a result, all references to number of Class A common shares, number of Holdings Units, price per share and weighted average shares of Class A common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for the prior periods presented, unless otherwise noted.

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's loss from continuing operations for the three months ended September 30, 2016 and the nine months ended September 30, 2015, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for these periods.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of FXCM Inc. The option has a strike price of $22.50. For the three and nine months ended September 30, 2016 and 2015, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 734,518 for each of the three and nine months ended September 30, 2016 and 766,823 for each of the three and nine months ended September 30, 2015 were excluded because they were antidilutive under the treasury method.

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

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and nine months ended September 30, 2016 and 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and nine months ended September 30, 2016 and 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. There were no exchanges of Holdings Units during three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, certain members of Holdings exchanged 0.2 million and 0.6 million, respectively, of their Holdings Units on a one-for-one basis, for shares of Class A common stock of the Corporation.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net (loss) income per share of Class A common stock:
Numerator
(Loss) income from continuing operations attributable to FXCM Inc.	$(35,829)	$64,302	$85,936	$(427,909)
(Loss) income from discontinued operations attributable to FXCM Inc.	(3,305)	9,347	(14,934)	(21,070)
Net (loss) income available to holders of Class A common stock	(39,134)	73,649	71,002	(448,979)
Earnings allocated to participating securities	—	—	—	—
(Loss) income available to common stockholders	$(39,134)	$73,649	$71,002	$(448,979)
Denominator
Weighted average shares of Class A common stock	5,603	5,313	5,603	4,968
Add dilutive effect of the following:
Stock options and RSUs(1)	—	—	—
Convertible note hedges	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	5,603	5,313	5,603	4,968
Net (loss) income per share of Class A common stock — Basic and Diluted:
Continuing operations	$(6.39)	$12.10	$15.34	$(86.13)
Discontinued operations	(0.59)	1.76	(2.67)	(4.24)
Net (loss) income per share of Class A common stock	$(6.98)	$13.86	$12.67	$(90.37)
____________________________________
(1) No dilutive effect for any period presented, therefore zero incremental shares included.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	September 30, 2016	December 31, 2015
Receivables
Advances to Holdings non-controlling members	$43	$112
Accounts receivable — Lucid non-controlling members	15	15
Advances to employees	59	201
Notes receivable and interest — Lucid non-controlling members	—	8,171
Total receivables from related parties	$117	$8,499

Payables
Employees	$558	$1,104
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	6,584	6,500
Tax receivable agreement	—	145
Total payables to related parties	$7,142	$7,749

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of September 30, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

Included in Current assets held for sale in the condensed consolidated statements of financial condition are advances to the Lucid non-controlling members. As of September 30, 2016 and December 31, 2015, advances to the Lucid non-controlling members were not material.

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 35.1% equity interest (see Note 6). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were nil for both the three and nine months ended September 30, 2016 and nil and $6.3 million for the three and nine months ended September 30, 2015, respectively, and are included in Trading revenue in the condensed consolidated statements of operations. Fees paid to FastMatch were nil for both the three and nine months ended September 30, 2016 and nil and $4.3 million for the three and nine months ended September 30, 2015, respectively, and are reflected as a component of Communication and technology in the condensed consolidated statements of operations. The Company received nil and $0.1 million from FastMatch during the three and nine months ended September 30, 2016, respectively, for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations.

The Company has advanced funds to several employees. The outstanding balances as of September 30, 2016 and December 31, 2015, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the condensed consolidated statements of financial condition as of December 31, 2015. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2016.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

During the fourth quarter of 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both September 30, 2016 and December 31, 2015 and are included in assets held for sale (see Note 4).

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $6.6 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively, and are included in Current liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the nine months ended September 30, 2016 and 2015, certain members of Holdings exchanged nil and 0.6 million, respectively of their Holdings Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement (after giving effect to the one-for-ten reverse stock split).

Equity Distribution Agreement

Pursuant to the terms of the Equity Distribution Agreement (see Note 20), the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $15.0 million through Jefferies Group, LLC (“Jefferies”), a wholly owned subsidiary of Leucadia, as sales agent. Jefferies will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as the Company’s sales agent under the Equity Distribution Agreement. For both the three and nine months ended September 30, 2016, no amounts have been paid to Jefferies. The Company has agreed to reimburse a portion of the expenses that Jefferies incurs in connection with the offer and sale of the common stock. The Company recorded $0.2 million for both the three and nine months ended September 30, 2016 for reimbursements of such expenses.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings, including former members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $144.8 million and $146.8 million as of September 30, 2016 and December 31, 2015, respectively. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of September 30, 2016, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the nine months ended September 30, 2016 and 2015, payments of $0.2 million and $5.4 million, respectively, were made pursuant to the tax receivable agreement. The payment made during the nine months ended September 30, 2016 relates to the 2014 tax return year. The Corporation does not currently expect to make a payment for the 2015 tax year.

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

Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. Effective May 4, 2015, UK LTD terminated the arrangement with Global Finance and Master Capital. For the three and nine months ended September 30, 2015, the fees and commissions related to the arrangement were nil and $0.2 million and are included in Referring broker fees in the condensed consolidated statements of operations.

Note 11. Net Capital Requirements

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of September 30, 2016 and December 31, 2015, with amounts in millions:

	As of September 30, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$49.5	$79.0	$12.8	$9.9
Minimum capital requirement	33.1	21.9	0.8	4.5
Excess capital	$16.4	$57.1	$12.0	$5.4

	As of December 31, 2015
	US	UK LTD	Australia	Lucid LLP
Capital	$43.6	$76.3	$12.0	$10.9
Minimum capital requirement	28.3	27.6	0.7	4.0
Excess capital	$15.3	$48.7	$11.3	$6.9

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

On January 16, 2015, Holdings and Newco entered into a credit agreement (the “Credit Agreement”) with Leucadia, as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations.  On January 16, 2015, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015. On September 1, 2016, the Company completed a restructuring transaction with Leucadia that, among other changes, amended the Credit Agreement and the Letter Agreement. The principal changes resulting from the restructuring transaction with Leucadia are described below.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Restructuring Transaction

On September 1, 2016, pursuant to the Restructuring Transaction, the Company and Leucadia agreed to amend the terms of the Credit Agreement and to terminate the Letter Agreement. The Letter Agreement was replaced with an Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the “Group Agreement”). The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC (“Group”). Pursuant to the Group Agreement, Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest in Group. Group and Holdings also entered into a Management Agreement pursuant to which Holdings manages the assets and day-to-day operations of Group. Additionally, Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”) under which participants are entitled to certain distributions made after the principal and interest under the amended Credit Agreement are repaid. The events described herein are collectively referred to as the "Restructuring Transaction."

Principal Changes to the Credit Agreement

In connection with the Restructuring Transaction, the First Amendment to Amended and Restated Credit Agreement (“Amendment”) became effective on September 1, 2016. The Amendment extends the maturity date of the term loan by one year to January 16, 2018. Additionally, the Amendment permits the Company to defer any three of the remaining interest payments by paying interest in kind. Until the term loan under the amended Credit Agreement is fully repaid, all distributions and sales proceeds will continue to be used solely to repay the principal plus interest.

The Company concluded that the terms of the amended Credit Agreement and the Credit Agreement dated January 24, 2015 are not substantially different. Accordingly, the Amendment is accounted for as a modification on a prospective basis pursuant to ASC 470, Debt ("ASC 470"). The components of interest expense related to the amended Credit Agreement, which are included in Interest on borrowings in the condensed consolidated statements of operations, including contractual interest, deferred interest and previously unamortized discounts, fees and costs, are amortized as an adjustment to interest expense over the remaining term of the amended Credit Agreement using the effective interest method.

Principal Changes to the Letter Agreement

Pursuant to the Restructuring Transaction, the Letter Agreement was terminated effective September 1, 2016 and the parties signed the Group Agreement. The Group Agreement provides that Group will be governed by a six-member board of directors, comprising three directors appointed by Leucadia and three directors appointed by the Company. The Group Agreement specifies the terms according to which the cash distributions and earnings or loss of Group are to be allocated to its members (the “Revised Waterfall”), which is described below. Distributions from Group, other than certain permitted payments, cannot be made under the Group Agreement until the principal and interest due under the amended Credit Agreement are repaid. Pursuant to the Group Agreement, Leucadia and the Company will each have the right to request the sale of Group after January 16, 2018, subject to both Leucadia and the Company accepting the highest reasonable sales price.

Management Agreement

Leucadia has agreed to the Management Agreement with Holdings with an initial term through January 15, 2018, renewable automatically for successive one-year periods, unless terminated by Group or by the manager. In the Management Agreement, a number of rights are granted unilaterally to Holdings as the manager, including the right to create and implement a detailed budget, appoint and terminate the executive officers of Group and make day-to-day decisions in the ordinary course. The rights retained by the board of directors of Group are described below under "Leucadia's membership interest in Group."

Management Incentive Plan

In connection with the Restructuring Transaction, the Company adopted the 2016 Incentive Bonus Plan for Founders and Executives (the "Management Incentive Plan") effective September 1, 2016 (“Effective Date”) in order to retain and incentivize senior management to maximize cash flow generation and grow the business. The Management Incentive Plan is a long-term incentive program with a five-year vesting period, with 25% vesting on the second anniversary of the Effective Date (the “First Vesting Date”) and an additional 25% vesting on each of the next three anniversaries of the First Vesting Date.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Distributions under the plan will be made only after the principal and interest under the amended Credit Agreement are repaid and will equal the following:

•	10.0% of all distributions or sales proceeds from Group up to $350 million;

•	12.0% of all distributions or sales proceeds from Group from $350 million to $850 million; and

•	14.0% of all distributions or sales proceeds from Group above $850 million.

Long-term incentive plan participants will receive their share of any distributions or sales proceeds while unvested. In the event that a participant’s employment is terminated other than for cause or due to a material breach of a restrictive covenant, that participant will receive either a non-voting membership interest in Group that entitles the participant to the same share of distributions that would have otherwise been received under the incentive program, or a lump-sum cash payment, at the Company's discretion. In the event that a participant’s employment is terminated for cause or due to a material breach of a restrictive covenant, that participant will not be entitled to distributions following such termination and will forfeit all interests under the Management Incentive Plan. A termination payment will also be paid upon any change of control of Group. For this purpose, a change of control is defined as an event or series of events by which a person or group acquires 50% or more of the voting interests of Group or if, and at the time that, Leucadia’s percentage of ownership of the value of the equity interests of Group becomes less than 16.67%.

The Company determined that the Management Incentive Plan is a share-based payment arrangement that will be accounted for as a liability award under ASC 718. As of the Effective Date, the Company estimated the fair value of the Management Incentive Plan at $53.5 million. The Management Incentive Plan includes a performance condition whereby it only becomes an obligation after the principal and interest under the amended Credit Agreement are fully repaid. Accordingly, the Company will begin recognizing compensation expense for the award over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, the Company will estimate the fair value of the Management Incentive Plan and assess the probability of repaying the amended Credit Agreement, and therefore of achieving the performance condition. Once the amended Credit Agreement has been repaid, or it is probable that it would be repaid, compensation expense will be recorded for the estimated fair value of the award, recognized using the accelerated attribution method over the five-year requisite service period.

As of September 30, 2016, the fair value of the Management Incentive Plan was estimated at $52.8 million. As of September 30, 2016, the Company determined that it is not probable that the performance condition would be satisfied and, accordingly, has not recognized compensation expense related to the award for the three and nine months ended September 30, 2016.

Revised Waterfall

The contractual provisions in the Group Agreement specify how certain distributions from Group are to be allocated among Leucadia, the Company and the Company’s senior management members participating in the Management Incentive Plan (the “Revised Waterfall”). The distributions include net proceeds received in connection with certain transactions, including sales of assets, dividends or other capital distributions, the sale of Group (whether by merger, stock purchase, sale of all or substantially all of Group’s assets or otherwise), the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. The Revised Waterfall will result in the following distributions from Group:

Distributable Amount	Revised Waterfall
Amounts due under the amended Credit Agreement	100% Leucadia
Next $350 million	45% Leucadia / 45% FXCM / 10.0% FXCM management
Next $500 million	79.2% Leucadia / 8.8% FXCM / 12.0% FXCM management
All aggregate amounts thereafter	51.6% Leucadia / 34.4% FXCM / 14.0% FXCM management

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Leucadia’s Membership Interest in Group

As indicated above, in exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 1.

Leucadia has designated three directors to the board of directors of Group. As such, Leucadia participates in certain management, operational and investment decisions of Group, including, but not limited to, issuance of additional membership units or additional ownership interests in Group’s subsidiaries, issuance of debt (subject to certain limited exceptions), sales of assets (subject to certain limited exceptions), merger or consolidation with respect to Group or its subsidiaries, review and approval of the annual summary budget, administration of the Management Incentive Plan, and entry into or exit from a material line of business.

In addition to the allocations of cash distributions and the net profit and net loss of Group described above, Leucadia and its assignees are entitled to tax distributions under the Group Agreement. If any such tax distributions are made, the amounts of such distributions reduce the payments to be made to Leucadia and its assignees pursuant to the Revised Waterfall (other than with respect to the repayment of the loan).

The Group Agreement provides that following January 16, 2018, or, if earlier, at any time following a change of control (defined below), Leucadia and the Company will each have the right to cause the sale of Holdings, Group, and/or any of their respective subsidiaries for cash at the highest reasonably available price, subject to both Leucadia and the Company reasonably accepting such sales price. Upon the occurrence of such event, Group will distribute the cash to Leucadia and the Company in accordance with the Revised Waterfall described above.

In the event of a change of control, at the election of Leucadia or its assignees, Holdings and Group will be required to pay Leucadia and its assignees in cash a one-time payment equal to the fair market value of their economic rights under the Group Agreement. For this purpose, change of control is generally defined as an event or series or events by which (i) a person or group acquires 40% or more of the voting interests of the Corporation, (ii) the Corporation and the existing members of Holdings cease to own 90% of the equity interests of Holdings, (iii) the Corporation ceases to be the sole managing member of Holdings or (iv) subject to certain exceptions, a majority of the members of the board of directors of the Corporation, Holdings or Group cease to be directors during a 12-month period.

The Company evaluated the rights that Leucadia has related to its membership interest in Group under the Group Agreement, including board seats, voting rights and participation in key decisions that affect Group, as described above. The Company concluded that the legal form of the membership interest held by Leucadia is equity. The Company then considered the guidance under ASC 815, Derivatives and Hedging ("ASC 815"), and concluded that none of the features of the Group Agreement are required to be bifurcated and accounted for separately as a derivative.

As the economic substance of the instrument significantly changed when Leucadia received non-controlling membership units in Group, the Company concluded that the exchange of the Letter Agreement for the membership interest is an extinguishment of the Letter Agreement. Accordingly, the derivative liability resulting from the Letter Agreement was derecognized as of the date of the Restructuring Transaction. As of the date of the Restructuring Transaction, the estimated fair value of the derivative liability was $235.5 million, which was also the fair value of the non-controlling membership units in Group, resulting in no gain or loss recognized on the exchange. The change in the estimated fair value of the derivative liability between June 30, 2016 and the date of the Restructuring Transaction was a loss of $26.1 million and is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations for the three months ended September 30, 2016. As of December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $448.5 million and is included in Derivative liability — Letter Agreement on the condensed consolidated statements of financial condition.

The Company considered the guidance in ASC 480 and determined that the non-controlling interest held by Leucadia falls within the scope of ASC 480 because it is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. The Company evaluates the probability of redemption at each

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

reporting date. As of September 30, 2016, the Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable as the likelihood that the redemption feature will be triggered is not considered probable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

The allocation of the cash distributions and earnings or loss from Group based on the Revised Waterfall differs from the controlling and non-controlling members' stated ownership percentages. The Company determined that the Revised Waterfall represents a substantive profit sharing arrangement and concluded that the appropriate methodology for calculating the Redeemable non-controlling interest at each reporting date is the HLBV method, as discussed in Note 2. The Company applies the HLBV method using a balance sheet approach. Under the HLBV method, a calculation is performed at each balance sheet date to determine the amount the controlling and non-controlling member would each hypothetically receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall. The difference between the liquidating distribution amounts calculated at the beginning and end of each period, after adjusting for capital contributions and distributions, is the controlling and non-controlling member's share of the earnings or loss from Group. The non-controlling member's share is reported in Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC in the condensed consolidated statements of operations.

At the date of the Restructuring Transaction, the Redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Revised Waterfall to establish a carrying amount at inception for the non-controlling interest of $93.1 million (see Note 3). The share of the loss and other comprehensive income of Group for the period from inception through September 30, 2016 attributable to the non-controlling member was allocated based on the HLBV method. As of September 30, 2016, the carrying amount of the Redeemable non-controlling interest on the condensed consolidated statements of financial condition was $86.5 million.

Amended and Restated Credit Agreement

Other than the changes described above, the principal terms of the Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015 remain unchanged. The Credit Agreement provides for a $300.0 million term loan made by Leucadia to Holdings and Newco.  The net proceeds of the loan ($279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt. Holdings’ prior revolving credit agreement with Bank of America, N.A. was repaid in full and terminated effective January 20, 2015.

The loan matures on January 16, 2018.  The obligations under the Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). Beginning with the fourth quarter of 2016, the interest rate on the loan is 20.5%, which is fixed until maturity. Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate. The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments during the three and nine months ended September 30, 2016.

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of September 30, 2016, the Company has paid $117.5 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Credit Agreement includes a variety of restrictive covenants, including, but not limited to: limitations on the ability to merge, dissolve, liquidate, consolidate or sell, lease or otherwise transfer all or substantially all assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; limitations on the ability of Group to make distributions in respect of its equity interests including distributions to pay interest due on the Company’s convertible notes and limitations on transactions with affiliates, without the prior consent of the lender.  The Credit Agreement also provides for events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the other covenants contained in the Credit Agreement; default under other material debt; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

The Company initially allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method is used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 7.1% post-Restructuring Transaction. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which is included in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

The Credit Agreement contains mandatory prepayment provisions in the event of certain events described above. The mandatory prepayments may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, and, as such, represent embedded derivatives in accordance with ASC 815. Beginning with the second quarter of 2016, a decline in the fair value of the Credit Agreement below par resulted in value attributable to the embedded derivatives. The Company assessed the fair value of the embedded derivatives and bifurcated their value from the fair value of the Credit Agreement.

As of September 30, 2016, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Credit Agreement by using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios. The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model which models expected cash flows over the life of the debt.

As of September 30, 2016 and December 31, 2015, the fair value of the derivative liability resulting from the Credit Agreement was estimated at $12.6 million and nil, respectively, and is included in Credit Agreement on the condensed consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The balance of the amended Credit Agreement as of September 30, 2016 and December 31, 2015, was as follows, with amounts in thousands:

	As of
	September 30, 2016	December 31, 2015
Debt principal	$192,543	$192,685
Original issue discount	(12,063)	(35,967)
Discount — issuance fee	(1,862)	(5,227)
Deferred financing fee	(1,340)	(3,762)
Debt issuance costs	(166)	(467)
Embedded derivative — Mandatory prepayment provision	12,574	—
Debt — net carrying value	$189,686	$147,262

Interest expense related to the amended Credit Agreement, included in Interest on borrowings in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, consists of the following, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest	$9,221	$7,301	$25,313	$20,202
Deferred interest	(1,128)	734	(2,338)	5,586
Amortization of original issue discount	6,835	14,686	23,905	55,373
Amortization of issuance fee discount	975	1,969	3,365	7,287
Amortization of deferred financing fee	702	1,417	2,422	5,245
Amortization of debt issuance costs	88	176	301	651
Total interest expense — Credit Agreement	$16,693	$26,283	$52,968	$94,344

The Company records deferred interest for the difference between the current period's contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Subsequent to the date of the Restructuring Transaction, the discount is amortized over the remaining term of the amended Credit Agreement. Amortization of the issuance fee included in Interest on borrowings was $1.0 million and $3.4 million for the three and nine months ended September 30, 2016, respectively, and $2.0 million and $7.3 million for three and nine months ended September 30, 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and are amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred issuance costs are amortized over the remaining term of the amended Credit Agreement. Amortization of Credit Agreement issuance costs included in Interest on borrowings was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30,

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations for the nine months ended September 30, 2015. As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $0.5 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the Credit Agreement liability on the condensed consolidated statements of financial condition.

The deferred financing fee of $10.0 million is amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred financing fee is amortized over the remaining term of the amended Credit Agreement. Amortization of the deferred financing fee included in Interest on borrowings was $0.7 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively. The deferred financing fee was paid on April 1, 2015.

The Company recorded a recovery of bad debt expense of nil and $0.1 million from continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 related to the events of January 15, 2015. There was zero bad debt expense from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 related to the events of January 15, 2015. Bad debt expense from continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 includes net expense of nil and $257.3 million, respectively, related to the debit balances. Bad debt expense for the nine months ended September 30, 2015 includes $0.1 million of reversal of recoveries returned to clients, as well as $0.3 million reversal of recovery as payment for an option agreement entered into with a customer as part of a negative equity balance settlement (see Note 17). Bad debt expense from continuing operations for the nine months ended September 30, 2015 reflects net recoveries of $9.3 million. Bad debt expense included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 includes net expense of nil and $8.4 million related to the debit balances, which reflects recoveries during these periods of nil and $0.1 million, respectively.

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

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the condensed consolidated statements of operations was nil and $1.5 million for the three and nine months ended September 30, 2015, respectively. For the same periods, the weighted average dollar amount of borrowings under the Revolving Credit Agreement was nil and $1.7 million, respectively, and the weighted average interest rates were nil and 2.9%, respectively.

Senior Convertible Notes due 2018

In June 2013, the Corporation issued $172.5 million principal amount of 2.25% Convertible Notes maturing on June 15, 2018 and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The indenture governing the Convertible Notes does not prohibit the Company from incurring additional senior debt or secured debt, nor does it prohibit any of its subsidiaries from incurring additional liabilities. All references to number of shares, conversion rate and price per share of the Corporation's Class A common stock have been adjusted to reflect the one-for-ten reverse stock split that became effective on October 1, 2015.

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

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $212.40 per share of the Corporation's Class A common stock. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $212.40 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional paid-in capital in stockholders' equity in the condensed consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Debt - (continued)

The balances of the liability and equity components as of September 30, 2016 and December 31, 2015, were as follows, with amounts in thousands:

	As of
	September 30, 2016	December 31, 2015
Liability component — principal	$172,500	$172,500
Deferred bond discount	(10,872)	(15,315)
Deferred debt issuance costs	(2,022)	(2,930)
Liability component — net carrying value	$159,606	$154,255
Equity component	$29,101	$29,101

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stated coupon rate	$970	$970	$2,911	$2,911
Amortization of deferred bond discount	1,508	1,419	4,443	4,180
Amortization of debt issuance cost	302	302	906	907
Total interest expense — Convertible Notes	$2,780	$2,691	$8,260	$7,998

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

The Company has incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although the Company is unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through September 30, 2016, the Company incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. The costs incurred during the three and nine months ended September 30, 2016 were nil and not material, respectively. The Company maintains insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. During the three and nine months ended September 30, 2016, the Company recorded nil and $0.2 million, respectively, in insurance recoveries for costs incurred related to the cybersecurity incident. The insurance recoveries are recorded in General and administrative expense in the condensed consolidated statements of operations.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of September 30, 2016 and December 31, 2015. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of September 30, 2016
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale (1)	$4,554	$14,429	$—	$—
CFD contracts	Due from/Due to brokers (2)	157	18,172	32	3,761
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1), (2)	446	138,223	22,289	1,743,734
OTC options	Current assets/liabilities held for sale (1)	964	38,030	1,135	33,249
Total derivatives, gross		$6,121	$208,854	$23,456	$1,780,744
Netting agreements and cash collateral netting		(4,382)		(4,382)
Total derivatives, net		$1,739		$19,074
____________________________________
(1) As of September 30, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations is $5.9 million and $4.5 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $4.3 million and $4.3 million, respectively.
(2) As of September 30, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations is $0.2 million and $18.9 million, respectively. These amounts are offset by immaterial amounts from netting agreements.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Exchange traded options (5)	$(7,635)	$6,049	$3,456	$5,320
CFD contracts (6)	185	3,216	(1,260)	(2,131)
Futures contracts (7)	(17,681)	5,053	(48,537)	43,115
OTC options (5)	—	—	2	1,086
Total	$(25,131)	$14,318	$(46,339)	$47,390
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented.
(6) Included in Trading revenue in the condensed consolidated statements of operations for all periods presented.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $(27.7) million and $(53.0) million for the three and nine months ended September 30, 2016, respectively, and $7.5 million and $25.8 million for the three and nine months ended September 30, 2015, respectively.

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

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$4,554	$—	$—	$—	$4,554
CFD contracts	—	157	—	—	157
Futures contracts	446	—	—	—	446
OTC options	—	964	—	—	964
Netting	—	—	—	(4,382)	(4,382)
Total derivative assets (1)	5,000	1,121	—	(4,382)	1,739
Total assets	$5,000	$1,121	$—	$(4,382)	$1,739

Financial Liabilities:
Customer account liabilities	$—	$725,375	$—	$—	$725,375
Derivative liabilities:
CFD contracts	—	32	—	—	32
Futures contracts	22,289	—	—	—	22,289
OTC options	—	1,135	—	—	1,135
Netting	—	—	—	(4,382)	(4,382)
Total derivative liabilities (1)	22,289	1,167	—	(4,382)	19,074
Mandatory Prepayment Provision — Credit Agreement	—	—	12,574	—	12,574
Total liabilities	$22,289	$726,542	$12,574	$(4,382)	$757,023

As of September 30, 2016, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.6 billion and $3.3 billion, respectively. The Company's total net notional value for open FX and CFD positions was $3.5 billion.

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

Letter Agreement

The embedded derivatives bifurcated from the Letter Agreement are accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the Letter Agreement is determined by the use of valuation techniques that incorporate a combination of Level 1 and Level 3 inputs. The Level 1 input is comprised of the common stock price of the Corporation. The significant Level 3 inputs are considered more relevant in the analysis and are given a higher weighting in the overall fair value determination.

On September 1, 2016, in conjunction with the Restructuring Transaction, the Letter Agreement was terminated and its material terms are now reflected in the Group Agreement (see Note 12).  The Company determined the fair value of the derivative liability resulting from the Letter Agreement as of August 31, 2016 (just prior to the termination of the Letter Agreement) by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $9.33. This valuation approach incorporated an option pricing model for the allocation of enterprise value between the derivative liabilities resulting from the Letter and Credit Agreements, the Management Incentive Plan, common stock and convertible debt.

The following table summarizes the significant Level 3 inputs used in the fair value determination of the Letter Agreement as of August 31, 2016 and December 31, 2015, respectively:

		As of
Valuation Technique	Significant Unobservable Inputs	August 31, 2016	December 31, 2015

Option-Pricing Method	Term (years)	1.8	2.5
	Volatility	131.1%	79.1%
	Risk-free rate	0.8%	1.2%
	Dividend yield	—%	—%
	Reliance placed on public indication of value	100.0%	100.0%

Prior to the date of the Restructuring Transaction, the derivative liability resulting from the Letter Agreement, included on the condensed consolidated statements of financial condition, was marked to market at each reporting date and changes in the fair value were recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Letter Agreement.

Mandatory Prepayment Provision — Credit Agreement

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives in accordance with ASC 815. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement is estimated using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios. The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model. Specifically, to estimate the fair value of the Credit Agreement, the expected cash flows

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

were modeled over the life of the debt, including the extension of the maturity date by one year as part of the Restructuring Transaction.

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs include the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. A recovery rate of 53.4% was used in the valuation as of September 30, 2016, which was estimated using market observed long-term average recovery rates for debt instruments of similar seniority. The timing for the remaining businesses to be sold was estimated by management and ranged from the fourth quarter of 2016 to the first half of 2017.

The derivative liability resulting from the mandatory prepayment provision, included in the Credit Agreement on the condensed consolidated statements of financial condition, is marked to market at each reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Credit Agreement. The valuation techniques used are sensitive to the key assumptions noted above. For example, a 5.0% increase (decrease) in the recovery rate would result in a decrease of approximately $0.5 million (increase of approximately $0.5 million) in this valuation, assuming no other change in any other factors considered. Separately, a $25.0 million acceleration (deceleration) in principal repayments would result in an increase of approximately $1.7 million (decrease of approximately $1.2 million) in this valuation, assuming no other change in any other factors considered.

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of September 30, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$1,040	$1,040	$—	$1,040	$—
Due from brokers — excess cash collateral (5)	11,773	11,773	—	11,773	—
Equity method investments (4)	6,514	12,659	—	—	12,659
Cost method investment	1,103	1,103	—	—	1,103
Exchange memberships (5)	9,434	9,835	—	9,835	—
Total assets	$29,864	$36,410	$—	$22,648	$13,762

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,364	$1,364	$—	$1,364	$—
Senior convertible notes	159,606	72,881	—	72,881	—
Credit Agreement	189,686	173,990	—	—	173,990
Total liabilities	$350,656	$248,235	$—	$74,245	$173,990

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$2,939	$2,939	$—	$2,939	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	18,010	18,010	—	18,010	—
Equity method investments (4)	8,273	19,043	—	—	19,043
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	9,434	8,655	—	8,655	—
Total assets	$49,591	$59,582	$—	$32,658	$26,924

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,039	$1,039	$—	$1,039	$—
Senior convertible notes	157,185	121,187	—	121,187	—
Credit Agreement	147,729	192,685	—	—	192,685
Total liabilities	$305,953	$314,911	$—	$122,226	$192,685
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

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three and nine months ended September 30, 2016 and 2015, with amounts in thousands:

	Three Months Ended September 30, 2016
	Balance as of June 30, 2016	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of September 30, 2016
Letter Agreement	$209,458	$26,051	$(235,509)	$—
Mandatory Prepayment Provision — Credit Agreement	11,640	934	—	12,574
Total Level 3 liabilities	$221,098	$26,985	$(235,509)	$12,574

	Nine Months Ended September 30, 2016
	Balance as of December 31, 2015	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of September 30, 2016
Letter Agreement	$448,458	$(212,949)	$(235,509)	$—
Mandatory Prepayment Provision — Credit Agreement	—	12,574	—	12,574
Total Level 3 liabilities	$448,458	$(200,375)	$(235,509)	$12,574

	Three Months Ended September 30, 2015
	Balance as of June 30, 2015	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of September 30, 2015
Letter Agreement	$486,097	$(137,566)	$—	$348,531
Total Level 3 liabilities	$486,097	$(137,566)	$—	$348,531

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	Nine Months Ended September 30, 2015
	Balance as of December 31, 2014	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of September 30, 2015
Letter Agreement	$—	$254,095	$94,436	$348,531
Total Level 3 liabilities	$—	$254,095	$94,436	$348,531

The net unrealized gains and losses summarized in the tables above are related to the changes in the fair value of the Letter Agreement and the embedded derivative related to the mandatory prepayment provision of the Credit Agreement for the three and nine months ended September 30, 2016 and 2015 and are included in Gain (loss) on derivative liability — Letter & Credit Agreements in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

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

Nasdaq

On September 13, 2016, the Company provided written notice to the New York Stock Exchange ("NYSE") of its intention to voluntarily delist its common stock, $0.01 par value per share, on the NYSE and to list its common stock on the NASDAQ Global Market of The NASDAQ Stock Market LLC ("NASDAQ"). At market close on September 23, 2016, the listing and trading of the Company's common stock on NYSE ceased. At market open on September 26, 2016, the trading of the common stock on NASDAQ commenced. The Company's common stock continues to trade under the symbol "FXCM."

Note 18. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company’s effective tax rate was 0.2% for the three months ended September 30, 2016 compared to 0.3% for the three months ended September 30, 2015. The Company's effective tax rate was 0.0% for the nine months ended September 30, 2016 compared to (35.9)% for the nine months ended September 30, 2015. The tax rate for the three months ended September 30, 2016 is predominately the result of recording a valuation allowance on the deferred tax benefit associated with the book loss for the period. The tax rate for both the nine months ended September 30, 2016 and the three months ended September 30, 2015 is predominately the result of reversing valuation allowance to offset the tax provision associated with the book income for the period. Since January 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings, nor would it benefit from the tax benefit of the losses incurred. The negative tax rate for the nine months ended September 30, 2015 reflects the recording of a tax provision on the book loss for the period. The tax provision for the nine months ended September 30, 2015 reflects the recording of valuation allowance on the deferred tax assets of the Company as of January 2015.

During the nine months ended September 30, 2016, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2011. During the third quarter of 2015, the Company was notified that its 2013 federal tax return was subject to examination by the Internal Revenue Service ("IRS"). During the third quarter of 2016, Holdings was notified by the IRS that its 2013 tax return was also subject to examination. Certain of the Company’s UK subsidiaries are also currently subject to examination.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to arbitration before the National Futures Association ("NFA") on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The settlement is reflected in General and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2016.

In April 2014, the Securities and Futures Commission initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. On October 19, 2016, the parties entered into a final settlement whereby HK voluntarily agreed to make full restitution to affected clients in the amount of $1.5 million and pay a fine of $0.5 million. The Company has accrued $2.0 million in connection with this matter.

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York that alleges that FXCM was undercapitalized following SNB, failed to notify the CFTC of its undercapitalization, and guaranteed customer losses. The court has set November 18, 2016 as the date by which US must file its motion to dismiss. The NFA is conducting a similar investigation into US’s adjusted net capital and minimum financial requirement computations following SNB. US is cooperating with the NFA.

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal from the order granting the motion to dismiss.

In September 2015, US settled a complaint brought by the CFTC alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors (the "Board") in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016,

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Litigation - (continued)

plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016.

The CFTC and the NFA are currently examining the relationship with US and one of its liquidity providers. The NFA is also conducting an investigation into US’s compliance with NFA daily trade data reporting requirements and NFA price adjustment requirements. US is cooperating and continues to comply with information requests from the CFTC and NFA.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $2.1 million as of September 30, 2016.

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

Sale of DailyFX

On September 30, 2016, the Company entered into an asset purchase agreement pursuant to which it agreed to sell the DailyFX business to IG Group for cash of $40.0 million, payable in two installments (the "DailyFX Transaction"). The DailyFX Transaction closed on October 28, 2016 (the "Closing Date"). The first installment of $36.0 million was paid to the Company on the Closing Date and the proceeds were used to pay down the term loan. The second installment of $4.0 million will be paid to the Company on the completion of certain migration requirements, which is expected within 60 to 90 days after the Closing Date. The Company expects to recognize a gain of approximately $38.0 million during the fourth quarter of 2016 related to the DailyFX Transaction.

At-the-Market Common Stock Offering

On October 3, 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Jefferies, LLC, as sales agent (the "Sales Agent"). Under the terms of the Equity Distribution Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $15.0 million, through the Sales Agent. The common stock will be sold pursuant to the Company's shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 2, 2016.

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

OVERVIEW

Executive Summary

Since the events of January 15 and 16, 2015 (discussed below), we have focused on reestablishing the strong competitive position we had prior to that date.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. Revenue per million is up 22% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, reflecting a higher proportion of revenue from dealing desk execution and higher CFD revenue per million.

•
We significantly reduced the loan balance with Leucadia. Through September 30, 2016, we have made Leucadia loan repayments of $117.5 million, leaving $192.5 million of principal outstanding. In addition, prior to April 16, 2015, we reduced the aggregate principal to $243.5 million and as a result were not obligated to pay an additional $30.0 million financing fee.

•
We recently sold DailyFX, our news and research website, to IG Group, a global leader in online trading, for a purchase price of $40.0 million. The transaction closed on October 28, 2016. Proceeds of $36.0 million were received at closing, which were used to pay down the term loan. The remaining proceeds, to be received after the completion of certain migration requirements, will be similarly applied to the term loan, net of any closing costs. (See Note 20 "Subsequent Events" to the condensed consolidated financial statements for more information).

•
During 2015, we completed the sales of FXCM Japan Securities Co., Ltd. ("FXCMJ"), the operations of Faros Trading LLC ("Faros"), FXCM Asia Limited ("HK") and the equity trading business of FXCM Securities Limited ("FSL") for a combined purchase price of $102.3 million.

•
On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia (the "Restructuring Transaction"). As further described below under Events of January 15 and 16, 2015, we entered into agreements to amend the terms of the Amended and Restated Credit Agreement (the "Credit Agreement") and replaced the Amended and Restated Letter Agreement (the "Letter Agreement") with a new Limited Liability Company Agreement. The Restructuring Transaction deepens the partnership with Leucadia and provides Leucadia with a membership interest in our operating entity, FXCM Group, LLC.

•
We took certain steps to limit risk during and immediately after the historic Brexit vote in June 2016, including gradually raising margins and limiting exposure. These steps helped to ensure that our trading platform operated normally throughout the Brexit-related market volatility.

•	On September 26, 2016, we transferred our stock exchange listing to the NASDAQ Global Market, which provides better alignment with our business.

•
On October 3, 2016 we entered into an Equity Distribution Agreement to issue and sell up to $15.0 million of our FXCM Inc. Class A common stock, to be used to reduce our outstanding indebtedness and for other general corporate purposes. (See Note 20 "Subsequent Events" to the condensed consolidated financial statements for more information).

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

On the latter objective, we have implemented the following:

•
Launched single share CFDs, an important market for a number of our customers. We soft launched a single share CFD offering with certain customers and recently expanded the offering to certain customers on our proprietary Trading Station platform. We are continuing a broader roll-out over the remainder of the year.

•	Further expand the dealing desk model for small retail FX customers who are less interested in an agency FX offering, which has had a favorable effect on our revenue per million.

•	We recently implemented a number of new features and tools to enhance our customers’ trading experience:

◦	Introduced historical Forex Spreads Data allowing clients to back test trading strategies

◦	Launched a new Forex Market Depth Indicator on the Trading Station platform providing insights to levels of liquidity and depth for frequently traded currency pairs

◦	Added features to the Trading Station platform for margin monitoring, simulations and search functionality

◦	Added enhancements to our Application Program Interface ("API") technology services for algorithmic and institutional traders

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015. The daily JPMorgan Global FX Volatility was 10.2 for the third quarter of 2016, compared to 9.9 in the third quarter of 2015. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions) and Australia. We are evaluating the impact of the Brexit vote and how it has structured the servicing of our European operations.

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

On January 16, 2015, we entered into a credit agreement (the "Credit Agreement") with Leucadia, as administrative agent and lender. In connection with the Leucadia Credit Agreement, we also entered into an agreement (the "Letter Agreement") with Leucadia that set the terms and conditions upon which we will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions. In connection with these financing transactions, Holdings formed FXCM Newco, LLC ("Newco") and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and Letter Agreement were subsequently amended on January 24, 2015. The amendments finalized certain terms of the Credit Agreement and Letter Agreement and the terms of the amended agreements were not substantially different from the initial agreements.

Restructuring of the Leucadia Financing

On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia, which was originally announced in March 2016. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018 to allow us more time to optimize asset sales.

•	We have the ability to defer any three of the remaining interest payments, permitting us flexibility to invest and grow our core business.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement").

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC has been renamed FXCM Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by FXCM and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day-to-day operations of Group and its subsidiaries.

Management Incentive Plan

•
Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), in order to retain and incentive senior management to maximize cash flow generation and grow the business.

•	The Management Incentive Plan is a long-term plan with five-year vesting.

•	Distributions under the plan are only made after the principal and interest under the Credit Agreement have been repaid.

•	Distributions will range from 10% to 14% of distributions made by Group.

•
If a participant terminates employment, they will receive either a non-voting membership in Group entitling them to the same share of distributions that they would have received, or a lump-sum cash payment, at our discretion.

For additional information, see Note 12 to the condensed consolidated financial statements.

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

We have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter and may continue to incur expenses of this nature in future periods. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to the business from this incident at this time, they may be significant. These expenses will be recognized in the periods in which they are incurred. Through September 30, 2016, we incurred $0.7 million of costs related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident. We maintain insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. In the three and nine months ended September 30, 2016, we recorded nil and $0.2 million, respectively, in insurance recoveries to reimburse for expenses incurred related to the cybersecurity incident. See Note 14 “Commitments and Contingencies” to the condensed consolidated financial statements for more information.

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

At the time of our initial public offering (“IPO”) and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. We recorded stock-based compensation expense related to stock options of $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.6 million for the three and nine months ended September 30, 2015, respectively. The LTIP also provides for other stock-based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted restricted stock units ("RSUs") to employees. We recorded stock-based compensation expense related to RSUs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively. We did not incur any expense for Other Equity Awards for the three and nine months ended September 30, 2016 and 2015.

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

•	Occupancy and building operations expense — consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs; and

•	Other — consisting primarily of a provision for forgiveness of a notes receivable and other miscellaneous client debit balances

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

Gain (loss) on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $93.1 million, which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. The change in the fair value of the Letter Agreement ($26.1 million loss and $213.0 million gain for the three and nine months ended September 30, 2016, respectively) was recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. See Note 3 and Note 12 to the condensed consolidated financial statements for further information.

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of September 30, 2016, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at $12.6 million, and is included in Credit Agreement on the condensed consolidated statements of financial position. The change in the fair value of the derivative liability associated with the mandatory prepayment provisions (losses of $0.9 million and $12.6 million for the three and nine months ended September 30, 2016, respectively) is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreement in the condensed consolidated statements of operations. See Note 12 to the condensed consolidated financial statements for further information.

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

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group (formerly Newco), a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, we are subject to New York City Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

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

Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC  — In conjunction with the restructuring of the Leucadia financing arrangement, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. Leucadia's 49.9% ownership interest in Group is reflected as a redeemable non-controlling interest in our condensed consolidated financial statements.

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

Common Stock Repurchase Program

Our Board of Directors previously approved the repurchase of $80.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Since inception of the Stock Repurchase Program in May 2011 through September 30, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. In November 2016, our Board of Directors canceled the Stock Repurchase Program.

Pursuant to an agreement between FXCM Inc. and Holdings, when FXCM Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with FXCM Inc. Therefore, as of September 30,

2016, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from FXCM Inc. related to FXCM Inc. Class A common stock repurchases noted above.

At-the-Market Common Stock Offering

On October 3, 2016 we entered into an Equity Distribution Agreement to issue and sell up to $15.0 million of our Class A common stock. The stock will be offered under our effective shelf registration statement (including prospectus) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Amounts in thousands)
Revenues
Trading revenue	$57,845	$56,247	$196,550	$184,672
Interest income	791	494	1,900	1,232
Brokerage interest expense	(228)	(212)	(655)	(589)
Net interest revenue	563	282	1,245	643
Other income	2,984	3,053	5,668	149,969
Total net revenues	61,392	59,582	203,463	335,284
Operating Expenses
Compensation and benefits	24,222	23,948	73,399	72,444
Referring broker fees	9,535	13,032	29,114	43,702
Advertising and marketing	5,069	4,116	15,353	10,416
Communication and technology	6,878	7,312	20,999	26,072
Trading costs, prime brokerage and clearing fees	871	847	2,608	2,947
General and administrative	14,646	12,861	53,626	39,234
Bad debt expense	—	—	(141)	257,303
Depreciation and amortization	6,956	7,316	21,149	21,136
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	68,177	69,432	216,107	482,767
Operating loss	(6,785)	(9,850)	(12,644)	(147,483)
Other Income (Expense)
(Loss) gain on derivative liabilities — Letter & Credit Agreements	(26,985)	137,566	200,375	(254,730)
Loss on equity method investments, net	140	111	478	299
Interest on borrowings	19,473	28,974	61,228	103,824
(Loss) income from continuing operations before income taxes	(53,383)	98,631	126,025	(506,336)
Income tax (benefit) provision	(85)	295	58	181,616
(Loss) income from continuing operations	(53,298)	98,336	125,967	(687,952)
(Loss) income from discontinued operations, net of tax	(22,049)	18,018	(53,635)	(74,915)
Net (loss) income	(75,347)	116,354	72,332	(762,867)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(18,493)	39,038	33,411	(274,650)
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(6,877)	—	(6,877)	—
Net (loss) income attributable to other non-controlling interests	(10,843)	3,667	(25,204)	(39,238)
Net (loss) income attributable to FXCM Inc.	$(39,134)	$73,649	$71,002	$(448,979)

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer equity (in millions)	$725	$713	$725	$713
Tradeable accounts	155,067	160,350	155,067	160,350
Active accounts	177,818	180,121	177,818	180,121
Daily average trades — retail customers	544,096	563,100	582,861	539,043
Daily average trades per active account	3.1	3.1	3.3	3.0
Total retail trading volume(1) (billions)	$875	$972	$2,648	$2,906
Retail trading revenue per million traded(1)	$65	$56	$72	$59
Average retail customer trading volume per day(1) (billions)	$13.3	$14.7	$13.6	$15.0
Trading days	66	66	195	194

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended September 30, 2016

Highlights — Continuing Operations

Total retail trading volumes decreased by $97 billion, or 10%, to $875 billion for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in volume compared to the prior year period is primarily due to the lower volatility in the EUR/USD pair, which is one of our most popular major pairs traded, after the Brexit vote in June 2016. Retail trading revenue per million traded increased 16% to $65 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at September 30, 2016 was 177,818, a decrease of 1% from September 30, 2015, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue increased by $1.6 million, or 3%, to $57.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in CFD revenues of $4.6 million. With the enhancements to our CFD technology implemented over the past year, we have been able to significantly increase the CFD revenue per million. The increase in CFD revenues was partially offset by lower revenue from retail FX trading, which decreased $1.8 million, primarily due to lower spread and commission income related to the lower trading volumes, partially offset by higher revenues from dealing desk execution. Revenue from dealing desk execution was approximately 23% of trading revenue for the three months ended September 30, 2016.

Revenues derived from the trading of institutional customers decreased $1.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net interest revenue of $0.6 million for the three months ended September 30, 2016 was $0.3 million higher than net interest revenue for the three months ended September 30, 2015 due to higher interest on cash held.

Other income of $3.0 million for the three months ended September 30, 2016 primarily consists of $0.7 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and the equity trading business of FSL and $2.3 million of dormancy and ancillary fees. Other income of $3.1 million for the three months ended September 30, 2015 primarily consists of $0.8 million of service fees related to post-sale services provided to the buyers of FXCMJ and HK and $2.2 million of dormancy and ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense increased by $0.3 million, or 1%, to $24.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was largely due to higher salary and benefit expense of $0.7 million and a charge of $0.5 million in connection with the renegotiation of an employee contract recorded in the three months ended September 30, 2016, partially offset by lower variable compensation expense of $0.8 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. In the three months ended September 30, 2015 we recognized additional expense under the plans due to the achievement of certain targets. Stock-based compensation expense was also lower by $0.1 million largely due to the full vesting of stock grants.

Referring broker fees decreased $3.5 million, or 27%, to $9.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in referring broker fees is related to a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $1.0 million, or 23%, to $5.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For most of 2015, advertising and marketing spend was curtailed as a result of the events of January 15, 2015. We increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $0.4 million, or 6%, to $6.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease is primarily attributable to $0.7 million lower third party platform fees, partially offset $0.2 million higher software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees increased 3% to $0.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

General and administrative expense increased $1.8 million, or 14%, to $14.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase of $1.8 million is primarily due to $1.9 million of higher professional fees, primarily costs related to the Leucadia restructuring, and $0.4 million of higher local taxes, partially offset by $0.7 million of lower bank fees.

Bad debt expense related to the events of January 15, 2015 was nil for both the three months ended September 30, 2016 and September 30, 2015. The Company has forgiven approximately 97% of the clients who incurred debit balances as a result of the SNB announcement on January 15, 2015 and returned certain recoveries, which is reflected in Bad debt expense in the condensed consolidated statements of operations. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, we cannot provide any assurance that we will be successful in recovering any portion of the remaining clients' debit balances. We have fully reserved for the remaining unforgiven debit balances.

Depreciation and amortization expense decreased $0.4 million, or 5%, to $7.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The $0.4 million decrease is due to a decrease in amortization expense of $0.1 million related to fully amortized intangibles acquired from customer account acquisitions, and $0.3 million of lower depreciation expense related to fully depreciated assets.

Non-operating expenses

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was a loss of $26.1 million for the three months ended September 30, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements. The change in the derivative liability related to the Credit Agreement was a loss of $0.9 million for the three months ended September 30, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended September 30,
	2016	2015

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$9,221	$7,301
Convertible Notes	970	970
Deferred interest expense
Leucadia Credit Agreement	(1,128)	734
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	6,835	14,686
Leucadia Credit Agreement issuance fee discount	975	1,969
Convertible Notes	1,508	1,419
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	702	1,417
Leucadia Credit Agreement debt acquisition costs	88	176
Convertible Notes	302	302
Total interest expense	$19,473	$28,974

The decrease in Total interest expense of $9.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to lower amortization of original issue discount, lower deferred interest and a lower principal balance on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term. See Note 12. “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

Income Taxes

	Three Months Ended September 30,
	2016	2015

	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(53,383)	$98,631
Income tax (benefit) provision	$(85)	$295
Effective tax rate	0.2%	0.3%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. In January 2015, all of Holdings' operations were contributed to Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The tax provision for the three months ended September 30, 2016 is predominately the result of recording a valuation allowance on the deferred tax benefit associated with the book loss. The provision for the three months ended September 30, 2015 principally reflected reversing valuation allowance associated with the tax liability that resulted from the book income for the quarter.

(Loss) Income from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $22.0 million for the three months ended September 30, 2016 compared to income of $18.0 million for the three months ended September 30, 2015. The loss for the three months ended September 30, 2016 is primarily due to recording a loss on classification as held for sale of $25.1 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets. The remaining increase is primarily net profit from the remaining discontinued operations of $3.0 million. The income from discontinued operations for the three months ended September 30, 2015 of $18.0 million is primarily due to (a) a net gain of $12.4 million related to the sale of HK in September 2015; (b) a gain recorded on held for sale assets of $1.0 million due to an increase in the fair value less costs to sell; and (c) net profit from the remaining discontinued operations of $4.6 million.

Nine months ended September 30, 2016

Highlights — Continuing Operations

Total retail trading volumes decreased $258.0 billion, or 9%, to $2,648 billion for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in volume compared to the prior year period is primarily due to the lower volatility in the EUR/USD pair, which is one of our most popular major pairs traded, after the Brexit vote in June 2016. Retail trading revenue per million traded increased 22% to $72 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at September 30, 2016 was 177,818, a decrease of 1% from September 30, 2015, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue increased by $11.9 million, or 6% to $196.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in CFD revenues of $21.5 million. CFD revenue for the nine months ended September 30, 2015 was negatively impacted by challenging market conditions brought about by the Greek debt crisis in the month of June 2015. With the enhancements to our CFD technology implemented over the past year, we have been able to significantly increase the CFD revenue per million. Revenue from retail FX trading decreased $1.2 million, primarily due to lower revenue from spread and commissions related to the lower trading volumes, partially offset by higher revenue from dealing desk execution. Revenue from dealing desk execution was approximately 25% of trading revenue for the nine months ended September 30, 2016.

Revenues derived from the trading of institutional customers decreased $8.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, of which $6.3 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015, and the remainder primarily due to lower revenues from FXCM Pro.

Net interest revenue of $1.2 million for the nine months ended September 30, 2016 was $0.6 million higher than net interest revenue for the nine months ended September 30, 2015 due to higher interest on cash held.

Other income of $5.7 million for the nine months ended September 30, 2016 primarily consists of $3.0 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and the equity trading business of FSL, $2.6 million of dormancy fees and ancillary fees and $0.1 million of service fees from FastMatch. Other income of $150.0 million for the nine months ended September 30, 2015 primarily consists of $145.2 million attributable to the reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement. The remaining $4.8 million of other income primarily consists of $1.6 million of service fees related to post-sale services provided to the buyers of FXCMJ and HK, $0.2 million of service fees from FastMatch and $3.0 million of dormancy and ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense increased $1.0 million, or 1%, to $73.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was largely due to higher variable compensation expense of $0.8 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015, a charge of $0.5 million in connection with the renegotiation of an employee contract recorded in the three months ended September 30, 2016 and a charge of $0.4 million to write off employee advances, partially offset by lower salary and benefit expense of $0.1 million. Stock-based compensation expense was lower by $0.6 million, largely due to the full vesting of stock grants.

Referring broker fees decreased $14.6 million, or 33%, to $29.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in referring broker fees is related to a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $4.9 million, or 47%, to $15.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Advertising and marketing spend was curtailed as a result of the events of January 15, 2015. We increased spending to promote our dealing desk execution model and new CFD technology.

Communication and technology expense decreased $5.1 million, or 19%, to $21.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is primarily attributable to $4.3 million of lower platform costs for FastMatch due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $1.5 million lower third party platform fees and $0.4 million lower communication costs, partially offset by $1.2 million higher software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees decreased $0.3 million, or 12%, to $2.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro.

General and administrative expense increased $14.4 million, or 37%, to $53.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase of $14.4 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven (see Note 5 to the condensed consolidated financial statements for further information); (ii) the settlement of a litigation claim for $2.3 million (see Note 19 to the condensed consolidated financial statements for further information); (iii) $3.5 million of higher professional fees, including costs related to the Leucadia restructuring; (iv) $0.5 million to forgive customer debit balances; (v) $0.7 million higher local taxes and (vi) $0.4 million of higher occupancy costs, partially offset by $1.0 million of insurance recoveries for costs incurred related to the events of January 15, 2015 and the cybersecurity incident and $0.4 million of lower bank processing fees.

Bad debt expense was a recovery of $0.1 million for the nine months ended September 30, 2016 related to the events of January 15, 2015. Bad debt expense was $257.3 million for the nine months ended September 30, 2015 resulting from the events on January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of September 30, 2015, we recovered approximately $9.4 million, for a net loss after recoveries of $265.7 million. Of this total, $257.3 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense was $21.1 million for both the nine months ended September 30, 2016 and 2015. Amortization expense related to intangibles acquired from customer account acquisitions increased $0.8 million. Depreciation expense decreased $0.8 million which includes $1.2 million related to fully depreciated assets, offset by an increase in depreciation of $0.4 million for capitalized software.

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

Non-operating expenses

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was a gain of $213.0 million for the nine months ended September 30, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements, due to a decrease in the fair value of the derivative liability. The decrease in the estimated fair value of the derivative liability reflects a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation. The change in the derivative liability related to the Credit Agreement was a loss of $12.6 million for the nine months ended September 30, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Nine Months Ended September 30,
	2016	2015

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$25,313	$20,202
Revolving Credit Agreement	—	38
Convertible Notes	2,911	2,911
Deferred interest expense
Leucadia Credit Agreement	(2,338)	5,586
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	23,905	55,373
Leucadia Credit Agreement issuance fee discount	3,365	7,287
Convertible Notes	4,443	4,180
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	2,422	5,245
Leucadia Credit Agreement debt acquisition costs	301	651
Revolving Credit Agreement	—	1,444
Convertible Notes	906	907
Total interest expense	$61,228	$103,824

The decrease in Total interest expense of $42.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to lower amortization of original issue discount, lower deferred interest and a lower principal balance on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term. See Note 12 “Leucadia Transaction” in the Notes to Consolidated Financial Statements for more information.

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

Income Taxes

	Nine Months Ended September 30,
	2016	2015

	(In thousands, except percentages)
Income (loss) from continuing operations before income taxes	$126,025	$(506,336)
Income tax provision	$58	$181,616
Effective tax rate	—%	(35.9)%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. In January 2015, all of Holdings' operations were contributed to Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Therefore, our U.S. tax provision is solely based on the portion of Holdings' income attributable to FXCM Inc. and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in FXCM Holdings, LLC.

The effective tax rates reflect the proportion of income recognized by FXCM Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $181.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. The tax provision for the nine months ended September 30, 2016 is predominately the result of reversing valuation allowance to offset the provision associated with the book income for the period.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $53.6 million for the nine months ended September 30, 2016 compared to a loss of $74.9 million for the nine months ended September 30, 2015. The loss for the nine months ended September 30, 2016 is primarily due to recording a loss on classification as held for sale of $57.1 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets and a reserve for $0.5 million for potential regulatory penalties related to pre-August 2010 trade execution practices of HK, partially offset by a gain of $0.7 million for the disposition of an equity method investment and operating profit from the remaining held for sale entities of $3.3 million. The loss of $74.9 million for the nine months ended September 30, 2015 was primarily due to (i) goodwill impairment losses of $54.9 million primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) net loss on classification as held for sale of $27.8 million due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets; (iii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15, 2015 and (iv) an intangible asset impairment charge of $5.4 million included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. These amounts were offset by a net gain of $2.0 million related to the sale of FXCMJ in April 2015 and a net gain of $12.4 million related to the sale of HK in September 2015, and net operating profit from the remaining held for sale entities of $7.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of September 30, 2016, we had cash and cash equivalents of $233.5 million, including $13.3 million within assets held for sale. We hold our cash and cash equivalents in demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from our subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of September 30, 2016:

	As of September 30, 2016
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets LLC	USA	$33.1	$49.5	$16.4
Forex Capital Markets Limited	U.K.	$21.9	$79.0	$57.1
FXCM Australia Pty. Ltd.	Australia	$0.8	$12.8	$12.0
Lucid Markets LLP	U.K.	$4.5	$9.9	$5.4

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

On October 3, 2016 we commenced a $15.0 million "at-the-market" offering program for our FXCM Inc. Class A common stock. The common stock will be offered under our effective shelf registration (including prospectus). Proceeds will be used to reduce our outstanding indebtedness and for other general corporate purposes.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

Nine Months Ended September 30, 2016 and 2015

The following table sets forth a summary of our cash flow from both continuing and discontinued operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

	(In thousands)
Cash provided by (used in) operating activities	$33,617	$(301,117)
Cash (used in) provided by investing activities	(16,021)	40,583
Cash (used in) provided by financing activities	(245)	133,140
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,481	(1,629)
Net increase (decrease) in cash and cash equivalents	18,832	(129,023)
Cash and cash equivalents – end of period	$233,472	$209,791

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,
	2016	2015

	(In thousands)
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$5,321
Goodwill impairment losses	$—	$54,865
Loss on classification as held for sale assets	$57,092	$27,820
Gain on business dispositions	$—	$14,427
Transaction costs associated with business dispositions	$—	$(6,693)
Gain (loss) on equity method investments, net	$242	$(821)
Purchases of office, communication and computer equipment, net	$(149)	$(240)
Proceeds from sale of office, communication and computer equipment	$—	$499
Gain on disposition of equity method investment	$679	$—
Proceeds from business dispositions, net of cash	$—	$52,155

Operating Activities

Details of cash provided by (used in) operating activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2016	2015
Net income (loss) and other adjustments	$11,484	$(106,110)
Non-cash equity-based compensation	1,504	3,644
Non-cash — change in tax receivable agreement liability	44	(145,224)
Net interest payments	(27,254)	(22,222)
Cash (paid) received for taxes	(194)	135
All other, net, including net current assets and liabilities	48,033	(31,340)
Net cash provided by (used in) operating activities	$33,617	$(301,117)

Cash provided by operating activities of $33.6 million for the nine months ended September 30, 2016 is primarily attributable to an increase in net income, adjusted for certain non-cash items, an increase in net due to broker balances of $30.8 million resulting from the net change in open trading positions, including $19.1 million related to CFDs and $9.0 million related to discontinued operations, and an increase in accounts payable and accrued expenses of $12.5 million primarily due to accruals related to variable compensation. Cash used in operating activities of $301.1 million for the nine months ended September 30, 2015 was primarily attributable to the net losses we experienced from customer debit balances of $265.7 million resulting from the events of January 15, 2015 and an increase in interest payments of $19.5 million primarily related to the Leucadia Transaction.

Investing Activities

Details of cash (used in) provided by investing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2016	2015
Purchases of office, communication and computer equipment, net	$(14,521)	$(13,571)
Proceeds from sale of office, communication and computer equipment	—	499
Purchase of intangible assets	(1,500)	—
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	—	52,155
Net cash (used in) provided by investing activities	$(16,021)	$40,583

Cash used in investing activities of $16.0 million during the nine months ended September 30, 2016 consisted of $14.5 million of capital expenditures, primarily for capitalized software, and payments of $1.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Cash provided by investing activities of $40.6 million during the nine months ended September 30, 2015 consisted primarily of $52.2 million of net proceeds from the sales of FXCMJ and HK and proceeds of $1.5 million from the collection of notes receivable, offset by $13.6 million of capital expenditures, primarily for capitalized software.

Financing Activities

Details of cash (used in) provided by financing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2016	2015
Distributions to non-controlling members	$(104)	$(12,166)
Payments on borrowing under the Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(141)	(107,139)
Debt acquisition costs — Credit Agreement	—	(1,876)
Proceeds from issuance of stock options	—	321
Net cash (used in) provided by financing activities	$(245)	$133,140

Cash used in financing activities of $0.2 million during the nine months ended September 30, 2016 consisted of $0.1 million of distributions to other non-controlling interests and $0.1 million of principal payments on borrowings under the Credit Agreement.

Cash provided by financing activities of $133.1 million during the nine months ended September 30, 2015 consisted primarily of net proceeds received from the Leucadia Transaction of $279.0 million, offset by principal payments of $107.1 million on borrowings under the Credit Agreement and a payment of $25.0 million on outstanding borrowings under the Revolving credit agreement in connection with its termination in January 2015. In addition, distributions of $12.2 million were made during the nine months ended September 30, 2015, which primarily included distributions of $11.7 million to other non-controlling interests.

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

Restructuring of the Leucadia Financing

On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia that was originally announced in March 2016. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018 to allow us more time to optimize asset sales.

•	We have the ability to defer any three of the remaining interest payments, permitting us flexibility to invest and grow our core business.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and restated Limited Liability Company Agreement of Group, LLC (the “Group Agreement”).

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC has been renamed Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by FXCM and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day to day operations of Group and its subsidiaries.

Management Incentive Plan

•
Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), in order to retain and incentive senior management to maximize cash flow generation and grow the business.

•	The Management Incentive Plan is a long-term plan with five-year vesting.

•	Distributions under the plan are only made after Leucadia’s principal and interest under the Credit Agreement have been repaid.

•	Distributions will range from 10% to 14% of distributions made by Group.

•
If a participant terminates employment, they will receive either a non-voting membership in Group entitling them to the same share of distributions that they would have received, or a lump-sum cash payment, at our discretion.

Leucadia will be entitled to receive additional distributions of proceeds that, when added to their 49.9% membership interest, will result in the following distribution percentages:

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

For additional information, see Note 12 to the condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of September 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$35,578	$1,788	$13,861	$6,781	$13,148
Leucadia Credit Agreement (1)	243,694	9,949	233,745	—	—
Convertible Notes	180,263	1,941	178,322	—	—
Deferred payment for customer accounts acquisition	3,485	503	2,982	—	—
Tax Receivable Agreement (2)	144,797	—	—	—	144,797
Total	$607,817	$14,181	$428,910	$6,781	$157,945
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

3.
SNB Costs.  Adjustments have been made to eliminate certain costs/income (including the net losses associated with client debit balances, gains/losses on the derivative liabilities related to the Letter and Credit Agreements, costs related to the implementation of a Stockholder Rights Plan costs related to the Leucadia Restructuring Transaction, professional costs, adjustments to the Company's tax receivable agreement contingent liability and insurance recoveries) associated with the January 15, 2015 SNB event. Given the nature of these expenses, they are not viewed by management as expenses incurred in the ordinary course of business and we believe it is useful to show the effects of eliminating these expenses.

4.
Cybersecurity Incident. Adjustments have been made to eliminate certain costs/income related to investigative and other professional services, costs of communications with customers, remediation activities associated with the incident and insurance recoveries. Given the nature of these expenses, we believe it is useful to show the effects of eliminating these expenses.

5.
Discontinued Operations. Adjustments have been made to eliminate the impact of goodwill impairments, gains or losses on classification as held for sale assets, gains or losses from completed asset sales and a gain related to the disposition of an equity method investment. Given the nature of these items, they are not viewed by management as activity in the ordinary course of business and we believe it is useful to show the effect of eliminating these items.

6.
Provision for debt forgiveness. An adjustment has been made to eliminate the provision recorded against a notes receivable from the non-controlling members of Lucid that will not be required to be repaid and has been forgiven. Given the atypical nature of this expense, we believe it is useful to show the effect of eliminating this expense.

	Reconciliation of U.S. GAAP Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,
	2016			2015
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net (loss) income	$(53,298)	$(22,049)	$(75,347)	$98,336	$18,018	$116,354
Adjustments:
Allocation of net income to Lucid members for services provided(1)	—	1,218	1,218	—	2,249	2,249
General and administrative(2)	2,078	—	2,078	1,306	—	1,306
Depreciation and amortization	6,956	—	6,956	7,316	—	7,316
Loss (gain) on classification as held for sale	—	25,095	25,095	—	(979)	(979)
Loss (gain) on derivative liabilities — Letter & Credit Agreements	26,985	—	26,985	(137,566)	—	(137,566)
Interest on borrowings	19,473	—	19,473	28,974	—	28,974
Income tax (benefit) provision	(85)	—	(85)	295	(306)	(11)
Gain on completed dispositions	—	—	—	—	(12,449)	(12,449)
Total adjustments	55,407	26,313	81,720	(99,675)	(11,485)	(111,160)
Adjusted EBITDA	$2,109	$4,264	$6,373	$(1,339)	$6,533	$5,194
________________________________________________________
(1) Represents the elimination of the 49.9% of Lucid's earnings allocated among the non-controlling interests recorded as compensation for U.S. GAAP purposes included in discontinued operations.
(2) Represents $2.1 million of professional fees, including fees related to the Leucadia Restructuring and other SNB-related costs included in continuing operations for the three months ended September 30, 2016. For the three months ended September 30, 2015, represents $1.1 million of regulatory and legal costs related to the SNB event, and $0.2 million of costs related to the cybersecurity incident.

	Reconciliation of U.S. GAAP Net Income (Loss) to Adjusted EBITDA
	Nine Months Ended September 30,
	2016			2015
	Continuing Operations	Discontinued Operations	Combined	Continuing Operations	Discontinued Operations	Combined
Net income (loss)	$125,967	$(53,635)	$72,332	$(687,952)	$(74,915)	$(762,867)
Adjustments:
Net revenues(1)	44	—	44	(145,224)	—	(145,224)
Allocation of net income to Lucid members for services provided(2)	—	3,779	3,779	—	6,916	6,916
General and administrative(3)	12,577	513	13,090	4,341	—	4,341
Bad debt (recovery) expense(4)	(141)	—	(141)	257,303	8,408	265,711
Depreciation and amortization	21,149	—	21,149	21,136	12,359	33,495
Goodwill impairment and loss on classification as held for sale	—	57,092	57,092	9,513	82,685	92,198
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(200,375)	—	(200,375)	254,730	—	254,730
Gain on equity method transaction(5)	—	(679)	(679)	—	—	—
Interest on borrowings	61,228	—	61,228	103,824	—	103,824
Income tax provision	58	—	58	181,616	5,321	186,937
Gain on completed dispositions	—	—	—	—	(14,427)	(14,427)
Total adjustments	(105,460)	60,705	(44,755)	687,239	101,262	788,501
Adjusted EBITDA	$20,507	$7,070	$27,577	$(713)	$26,347	$25,634
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
(3) Represents the provision for debt forgiveness of $8.2 million against the notes receivable from the non-controlling members of Lucid, $5.4 million of professional fees, including fees related to the Leucadia Restructuring Transaction and the Stockholder Rights Plan, partially offset by $1.0 million of insurance recoveries to reimburse for costs incurred related to the January 15, 2015 SNB event and the cybersecurity incident, which is included in continuing operations in the nine months ended September 30, 2016, and expense of $0.5 million included in discontinued operations in the nine months ended September 30, 2016 related to pre-August 2010 trade execution practices and other regulatory fees and fines. For the nine months ended September 30, 2015, represents $4.1 million of professional fees, including fees resulting from the SNB event and the Stockholder Rights Plan, and $0.2 million of costs related to the cybersecurity incident.
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

As of September 30, 2016, (27.0)% of our net assets (assets less liabilities) were in British pounds, 2.6% in Japanese Yen, (2.1)% in Australian dollars, (19.9)% in Hong Kong Dollars, 2.3% in Euros and 5.8% in all other currencies than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.7 million in the case of British pounds, $(0.1) million for Japanese Yen, $0.1 million for Australian dollars, $0.5 million for Hong Kong Dollars and $(0.1) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at September 30, 2016, we estimate that a 50 basis point change in interest rates would increase our annual pre-tax income from continuing operations by approximately $4.7 million.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. The Leucadia Credit Agreement has an initial interest rate of 10% per annum, increasing quarterly by 1.5% for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate) and is not subject to fluctuations in interest rates. Beginning with the fourth quarter of 2016, the interest rate on the Leucadia Credit Agreement is 20.5%, which is fixed until maturity.

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet its obligations. We are exposed to credit risk from our customers, as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For example, in the nine months ended September 30, 2016, we incurred $0.6 million in losses from customer accounts that had gone negative.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at September 30, 2016, assuming a 10% reduction in the GBP, the EUR and the JPY and no market liquidity (i.e., counterparties halt trading GBP, EUR, and JPY), we estimate clients holding long GBP, EUR and JPY positions would incur debit balances of approximately $22.8 million, $3.4 million and $4.1 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2016, our exposure to our three largest institutional counterparties, all major global banking institutions, was 33.9% of total assets and the single largest within the group was 14.4% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of September 30, 2016, our net unhedged exposure to CFD customer positions was 13.9% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of September 30, 2016 would result in a $16.6 million adverse impact to our pre-tax earnings from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of September 30, 2016, our net unhedged exposure to FX customer positions was 6.8% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of September 30, 2016 would result in a $8.2 million adverse impact to our pre-tax earnings from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended September 30, 2016 was $14.3 million and the maximum intra-day gross position was $58.1 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $5.8 million adverse impact to consolidated pre-tax earnings. Lucid has recently started a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2016, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 18.4% of total assets.

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

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2016, we had $60.3 million in regulatory capital requirements in the aggregate at our regulated subsidiaries and $151.2 million of capital on a consolidated basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to arbitration before the National Futures Association ("NFA") on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million.

In April 2014, the Securities and Futures Commission initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. On October 19, 2016, the parties entered into a final settlement whereby HK voluntarily agreed to make full restitution to affected clients in the amount of $1.5 million and pay a fine of $0.5 million. The Company has accrued $2.0 million in connection with this matter.

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York that alleges that FXCM was undercapitalized following SNB, failed to notify the CFTC of its undercapitalization, and guaranteed customer losses. The court has set November 18, 2016 as the date by which US must file its motion to dismiss. The NFA is conducting a similar investigation into US’s adjusted net capital and minimum financial requirement computations following SNB. US is cooperating with the NFA.

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company's common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016. The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal from the order granting the motion to dismiss.

In September 2015, US settled a complaint brought by the CFTC alleging that US failed to supervise an account determined to have been involved in wrongdoing and inadvertently omitted certain documents from its responses to document request. Under the terms of the settlement, US agreed, without admitting or denying any of the allegations, to pay a fine of $0.7 million to the CFTC and disgorge commissions and fees of $0.1 million.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, FXCM Inc., filed a shareholder derivative complaint against the members of FXCM’s board of directors (the "Board") in the Court of Chancery for the State of Delaware.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG. On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016.

The CFTC and the NFA are currently examining the relationship with US and one of its liquidity providers. The NFA is also conducting an investigation into US’s compliance with NFA daily trade data reporting requirements and NFA price adjustment requirements. US is cooperating and continues to comply with information requests from the CFTC and NFA.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $2.1 million as of September 30, 2016.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 11, 2016. The risks described below and those disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We are subject to a wide variety of domestic and foreign tax laws and regulations that are constantly changing.

We are subject to a wide variety of domestic and foreign tax laws and regulations that are constantly changing. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. With the finalization of specific actions contained within the Organization for Economic Cooperation and Development's (the “OECD”) Base Erosion and Profit study (the “Actions”), many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement the Actions could affect our effective tax rate and our future results from non-U.S. operations.

Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended September 30, 2016.

Our Board of Directors has previously approved the repurchase of $130.0 million of FXCM Inc.'s Class A common stock (the “Stock Repurchase Program”). As of September 30, 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. In November 2016, our Board of Directors canceled the Stock Repurchase Program.

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

10.1*	Asset Purchase Agreement, dated as of September 30, 2016, between Forex Capital Markets LLC and FX Publications, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

FXCM INC.

Date:	November 8, 2016	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2016	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)