Form 10-Q/A
period 2016-09-30
FXCM Inc.
filed 2016-11-18
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

FXCM Inc. (the "Corporation" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amended Form 10-Q") to amend and restate certain parts of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 8, 2016 (the "Original Form 10-Q").

Background and Effects of the Restatement

On November 15, 2016, the Audit Committee of the Board of Directors of the Company (the "Audit Committee") concluded, in consultation with management, that the previously issued condensed consolidated financial statements as of September 30, 2016 included in the Original Form 10-Q should no longer be relied upon due to the overstatement of Redeemable non-controlling interest by $43.9 million as of September 30, 2016. The overstatement was the result of an error in determining the initial values of the controlling and non-controlling membership interests in FXCM Group, LLC ("Group") as of September 1, 2016, the date of completion of the previously disclosed restructuring transaction between the Company and Leucadia National Corporation. Consequently, Total stockholders' deficit of the Corporation was also overstated by $43.9 million as of September 30, 2016.

As a result of the error, the Audit Committee and the Company's management determined that the Company would restate the previously issued condensed consolidated statements of financial condition and stockholders' deficit as of September 30, 2016, which were included in the Original Form 10-Q, and to amend certain related disclosures, including management's evaluation of disclosure controls and procedures as of September 30, 2016. The error did not impact prior periods, and did not impact the condensed consolidated statements of operations, comprehensive (loss) income or cash flows included in the Original Form 10-Q for any periods presented. See Note 1 to the unaudited condensed consolidated financial statements for further information.

Disclosure Controls and Procedures

As a result of the determination to restate the previously issued financial statements, management re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016. Based on that evaluation, management identified a material weakness in the Company's internal control over financial reporting. Specifically, in accounting for the non-controlling interest in Group issued during the third quarter of 2016, effective controls were not maintained over the allocation of the net assets of Group to the controlling and non-controlling membership interests at inception under the hypothetical liquidation at book value method and, as a result, the beginning balances related to the respective interests were calculated incorrectly. Due to the material weakness, management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were not effective. See Part I, Item 4. "Controls and Procedures" of this Amended Form 10-Q for further information.

Items Amended in This Filing

This Amended Form 10-Q sets forth the Original Form 10-Q in its entirety; however, the Amended Form 10-Q amends and restates only the following items of the Company's Original Form 10-Q and only with respect to matters affected by the restatement and the material weakness described above:

PART I
Item 1. Financial Statements
•Condensed Consolidated Statements of Financial Condition as of September 30, 2016 (Unaudited)
•Condensed Consolidated Statement of Stockholders’ Deficit as of September 30, 2016 (Unaudited)
Item 1. Notes to Unaudited Condensed Consolidated Financial Statements
•Note 1. Description of Business and Basis of Presentation
•Note 3. Non-Controlling Interests
•Note 12. Leucadia Transaction
•Note 20. Subsequent Events
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures

PART II
Item 6. Exhibits

This Amended Form 10-Q includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from the Company's Principal Executive Officer and Principal Financial Officer as of the date of this amended filing.

Except for the items noted above, no other information included in the Original Form 10-Q is being amended by this Amended Form 10-Q. The Amended Form 10-Q continues to speak as of the date of the Original Form 10-Q and the Company has not updated the Original Form 10-Q to reflect events occurring subsequent to the date of the Original Form 10-Q. Accordingly, this Amended Form 10-Q should be read in conjunction with the Company's filings made with the SEC subsequent to the date of the Original Form 10-Q.

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

ii

PART I

Item 1 — Financial Statements
FXCM Inc. Condensed Consolidated Statements of Financial Condition (Unaudited) (Amounts in thousands, except share data)

	As of
	September 30, 2016	December 31, 2015
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$220,211	$203,854
Cash and cash equivalents, held for customers	725,375	685,043
Due from brokers	924	3,781
Accounts receivable, net	404	1,636
Tax receivable	259	1,766
Current assets held for sale	169,608	233,937
Total current assets	1,116,781	1,130,017
Deferred tax asset	15	14
Office, communication and computer equipment, net	34,984	35,891
Goodwill	24,727	28,080
Other intangible assets, net	7,763	13,782
Notes receivable	—	7,881
Other assets	10,583	11,421
Total assets	$1,194,853	$1,227,086
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$725,375	$685,043
Accounts payable and accrued expenses	51,977	38,298
Due to brokers	20,067	1,073
Due to related parties pursuant to tax receivable agreement	—	145
Current liabilities held for sale	10,084	14,510
Total current liabilities	807,503	739,069
Deferred tax liability	141	719
Senior convertible notes	159,606	154,255
Credit Agreement	189,686	147,262
Derivative liability — Letter Agreement	—	448,458
Other liabilities	11,294	16,044
Total liabilities	1,168,230	1,505,807
Commitments and Contingencies (See Note 14)
Redeemable non-controlling interest (see Note 3)	42,610	—
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 5,602,534 shares issued and outstanding as of September 30, 2016 and December 31, 2015	56	56
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 25 shares issued and outstanding as of September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	395,017	267,369
Accumulated deficit	(460,548)	(531,550)
Accumulated other comprehensive (loss) income	(1,044)	1,004
Total stockholders’ deficit, FXCM Inc.	(66,518)	(263,120)
Non-controlling interests	50,531	(15,601)
Total stockholders’ deficit	(15,987)	(278,721)
Total liabilities, redeemable non-controlling interest and stockholders’ deficit	$1,194,853	$1,227,086

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except per share data)
Revenues
Trading revenue	$57,845	$56,247	$196,550	$184,672
Interest income	791	494	1,900	1,232
Brokerage interest expense	(228)	(212)	(655)	(589)
Net interest revenue	563	282	1,245	643
Other income	2,984	3,053	5,668	149,969
Total net revenues	61,392	59,582	203,463	335,284
Operating Expenses
Compensation and benefits	24,222	23,948	73,399	72,444
Referring broker fees	9,535	13,032	29,114	43,702
Advertising and marketing	5,069	4,116	15,353	10,416
Communication and technology	6,878	7,312	20,999	26,072
Trading costs, prime brokerage and clearing fees	871	847	2,608	2,947
General and administrative	14,646	12,861	53,626	39,234
Bad debt (recovery) expense	—	—	(141)	257,303
Depreciation and amortization	6,956	7,316	21,149	21,136
Goodwill impairment loss	—	—	—	9,513
Total operating expenses	68,177	69,432	216,107	482,767
Operating loss	(6,785)	(9,850)	(12,644)	(147,483)
Other Income (Expense)
(Loss) gain on derivative liabilities — Letter & Credit Agreements	(26,985)	137,566	200,375	(254,730)
Loss on equity method investments, net	140	111	478	299
Interest on borrowings	19,473	28,974	61,228	103,824
(Loss) income from continuing operations before income taxes	(53,383)	98,631	126,025	(506,336)
Income tax (benefit) provision	(85)	295	58	181,616
(Loss) income from continuing operations	(53,298)	98,336	125,967	(687,952)
(Loss) income from discontinued operations, net of tax	(22,049)	18,018	(53,635)	(74,915)
Net (loss) income	(75,347)	116,354	72,332	(762,867)
Net (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(18,493)	39,038	33,411	(274,650)
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(6,877)	—	(6,877)	—
Net (loss) income attributable to other non-controlling interests	(10,843)	3,667	(25,204)	(39,238)
Net (loss) income attributable to FXCM Inc.	$(39,134)	$73,649	$71,002	$(448,979)

(Loss) income from continuing operations attributable to FXCM Inc.	$(35,829)	$64,302	$85,936	$(427,909)
(Loss) income from discontinued operations attributable to FXCM Inc.	(3,305)	9,347	(14,934)	(21,070)
Net (loss) income attributable to FXCM Inc.	$(39,134)	$73,649	$71,002	$(448,979)

Weighted average shares of Class A common stock outstanding — Basic and Diluted	5,603	5,313	5,603	4,968
Net (loss) income per share attributable to stockholders of Class A common stock of FXCM Inc. — Basic and Diluted:
Continuing operations	$(6.39)	$12.10	$15.34	$(86.13)
Discontinued operations	(0.59)	1.76	(2.67)	(4.24)
Net (loss) income attributable to FXCM Inc.	$(6.98)	$13.86	$12.67	$(90.37)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Amounts in thousands)
Net (loss) income	$(75,347)	$116,354	$72,332	$(762,867)
Other comprehensive (loss) income
Foreign currency translation loss	(276)	(2,239)	(2,871)	(3,121)
Realization of cumulative translation adjustment	—	—	—	23,407
Other comprehensive (loss) income, net of tax	(276)	(2,239)	(2,871)	20,286
Comprehensive (loss) income	(75,623)	114,115	69,461	(742,581)
Comprehensive (loss) income attributable to non-controlling interest in FXCM Holdings, LLC	(18,624)	38,244	32,447	(266,808)
Comprehensive loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(6,746)	—	(6,746)	—
Comprehensive (loss) income attributable to other non-controlling interests	(10,841)	3,668	(25,194)	(39,243)
Comprehensive (loss) income attributable to FXCM Inc.	$(39,412)	$72,203	$68,954	$(436,530)

See accompanying notes to the unaudited condensed consolidated financial statements.

FXCM Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Amounts in thousands, except share amounts)

		FXCM Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2016	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
Net income	8,207	71,002	—	—	—	—	—	—	79,209
Other comprehensive loss, net of tax	(954)	—	(2,048)	—	—	—	—	—	(3,002)
Comprehensive income (loss)	7,253	71,002	(2,048)	—	—	—	—	—	76,207
Class A common stock
Equity-based compensation	480	—	—	1,026	—	—	—	—	1,506
Distributions — non-controlling members	(1,203)	—	—	—	—	—	—	—	(1,203)
Issuance of redeemable non-controlling interest (see Note 3)	59,602	—	—	126,622	—	—	—	—	186,224
Balance as of September 30, 2016 (As Restated)	$50,531	$(460,548)	$(1,044)	$395,017	5,602,534	$56	25	$1	$(15,987)

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

Restatement of Previously Issued Financial Statements

The Company determined that in accounting for the non-controlling membership interest in Group issued to Leucadia pursuant to the Restructuring Transaction, an error occurred in determining the initial values of the controlling and non-controlling membership interests held by Holdings and Leucadia, respectively. In establishing the beginning balances of the controlling and non-controlling membership interests in Group under the hypothetical liquidation at book value method, an incorrect amount of net assets of Group was allocated to the respective interests of Holdings and Leucadia. Specifically, Group has several consolidated subsidiaries with non-controlling interests, and the share of net assets attributable to these other non-controlling interests was improperly included in the allocable net assets of Group. This resulted in an overstatement of the initial values attributable to the controlling and non-controlling membership interests in Group of $43.9 million. Consequently, Redeemable non-controlling interest and Total stockholders' deficit (including Additional paid-in capital and Non-controlling interests) were each overstated by $43.9 million as of September 30, 2016.

The error described above was identified during the Company's financial statement close process for the month ended October 31, 2016 in conjunction with the reconciliation of stockholders' equity (deficit). The Company assessed the impact of this error and concluded that it was material to the condensed consolidated financial statements as of September 30, 2016. The error impacted the condensed consolidated statement of financial condition as of September 30, 2016 and the corresponding amounts on the condensed consolidated statement of stockholders' deficit. As such, the condensed consolidated statements of financial condition and stockholders' deficit as of September 30, 2016 have been restated in this Amendment No. 1. The error did not impact prior periods, and did not impact the condensed consolidated statements of operations, comprehensive (loss) income or cash flows for any periods presented.

The following table presents the effects of the restatement adjustments on the previously issued unaudited condensed consolidated statement of financial condition as of September 30, 2016:

	As of September 30, 2016
(Amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Redeemable non-controlling interest	$86,473	$(43,863)	$42,610
Additional paid-in capital (1)	$365,193	$29,824	$395,017
Total stockholders' deficit, FXCM Inc.	$(96,342)	$29,824	$(66,518)
Non-controlling interests (1)	$36,492	$14,039	$50,531
Total stockholders’ deficit (1)	$(59,850)	$43,863	$(15,987)
_____________________________
(1) The corresponding amounts related to the issuance of redeemable non-controlling interest on the unaudited condensed consolidated statement of stockholders' deficit as of September 30, 2016 are restated accordingly

FXCM Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Discontinued Operations

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

The Company recorded the following activity related to Redeemable non-controlling interest for the nine months ended September 30, 2016, with amounts in thousands:

Balance as of January 1, 2016	$—
Issuance of redeemable non-controlling interest (net of HLBV allocation, discussed below)	49,285
Net loss attributable to redeemable non-controlling interest	(6,877)
Other comprehensive income attributable to redeemable non-controlling interest	131
Equity-based compensation	71
Balance as of September 30, 2016 (As Restated)	$42,610

On the date of the Restructuring Transaction, in exchange for the Letter Agreement Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at $49.3 million (as restated), which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

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

At the date of the Restructuring Transaction, the Redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Revised Waterfall to establish a carrying amount at inception for the non-controlling interest of $49.3 million (see Note 3). The share of the loss and other comprehensive income of Group for the period from inception through September 30, 2016 attributable to the non-controlling member was allocated based on the HLBV method. As of September 30, 2016, the carrying amount of the Redeemable non-controlling interest on the condensed consolidated statements of financial condition was $42.6 million (as restated).

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

Note 20. Subsequent Events

The Company has evaluated its subsequent events through the filing date of this Form 10-Q/A.

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

OVERVIEW

Restatement of Previously Issued Financial Statements

As described in Note 1. "Description of Business and Basis of Presentation" to the condensed consolidated financial statements, we have restated certain condensed consolidated financial statements as of September 30, 2016 and amended related disclosures, including this management's discussion and analysis of financial condition and results of operations, due to a correction in the accounting for the controlling and non-controlling membership interests in FXCM Group, LLC.

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

Gain (loss) on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $49.3 million (as restated), which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. The change in the fair value of the Letter Agreement ($26.1 million loss and $213.0 million gain for the three and nine months ended September 30, 2016, respectively) was recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. See Note 3 and Note 12 to the condensed consolidated financial statements for further information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 on November 8, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1. "Description of Business and Basis of Presentation" to the condensed consolidated financial statements, management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that re-evaluation, a material weakness was identified in our internal control over financial reporting, discussed below. Due to the material weakness identified in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

As a result of management's re-evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 discussed above, a material weakness in our internal control over financial reporting was identified. Specifically, in accounting for the non-controlling interest in FXCM Group, LLC ("Group") issued during the third quarter of 2016, effective controls were not maintained over the allocation of the net assets of Group to the controlling and non-controlling membership interests at inception under the hypothetical liquidation at book value method and, as a result, the beginning balances related to the respective interests were calculated incorrectly. This control deficiency resulted in the restatement of our unaudited condensed consolidated financial statements as of September 30, 2016. Accordingly, we concluded that this control deficiency constitutes a material weakness.

Remediation

We are re-assessing the design of the controls and modifying the procedures related to the reconciliation of the net assets, or equity, of Group. In this regard, the allocation of net assets and changes in net assets of Group under the hypothetical liquidation at book value method will include a monthly reconciliation of the beginning and ending balances of all components of net assets, including the redeemable non-controlling interest held by Leucadia, the controlling interest held by Holdings and all other non-controlling interests of the consolidated subsidiaries of Group, to ensure that all aspects of the changes in net assets are properly accounted for. We believe that this initiative will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the revised control in future periods. The material weakness cannot be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively.

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

FXCM INC.

Date:	November 18, 2016	By:	/s/ Dror (Drew) Niv
Dror (Drew) Niv Chief Executive Officer (Principal Executive Officer)

Date:	November 18, 2016	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)