Form 10-K
period 2016-12-31
Global Brokerage, Inc.
filed 2017-03-20
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 001-34986
_______________________________
Global Brokerage, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Water Street, FL 50, New York, NY 10041
(Address of principal executive offices) (Zip Code)
(212) 897-7660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $40,776,705.

As of March 15, 2017, there were 6,143,297 shares outstanding of the registrant’s Class A Common Stock, par value $0.01 per share, and 8 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

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

Global Brokerage, Inc. (f/k/a FXCM Inc.) is a holding company that was incorporated as a Delaware corporation on August 10, 2010 and its sole asset is an equity interest in Global Brokerage Holdings, LLC (f/k/a FXCM Holdings, LLC), of which Global Brokerage, Inc. is the sole managing member. Unless the context suggests otherwise, specifically, where “Holdings” refers to Global Brokerage Holdings, LLC and the “Corporation” refers to Global Brokerage, Inc., references in this report to “Global Brokerage,” the “Company,” “we,” “us” and “our” refer to Global Brokerage, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

In February 2017 we changed our name from “FXCM Inc.” to “Global Brokerage, Inc.” Global Brokerage, Inc. (“Global Brokerage” or the “Company”) is a publicly traded company which, through its holding company, Global Brokerage Holdings, LLC (“Holdings”) (f/k/a FXCM Holdings, LLC), owns 50.1% of FXCM Group, LLC. Through FXCM Group, LLC we are an online provider of foreign exchange (“FX”) trading and related services to over 178,000 active retail accounts globally as of December 31, 2016. We offer our customers access to over-the-counter (“OTC”) FX markets and have developed a proprietary technology platform that we believe provides our customers with an efficient and cost-effective way to trade FX. In an FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” Our platform seeks to present our FX customers with the best price quotations on 45 currency pairs from global banks, financial institutions and market makers (“FX market makers”). We also offer our non-U.S. customers the ability to trade contracts-for-difference (“CFDs”).

Our operating subsidiaries are regulated in a number of jurisdictions outside the United States (“U.S.”), including the United Kingdom (“U.K.”), where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions, and Australia. We maintain offices in these jurisdictions, among others. We offer our trading software in 17 languages and provide customer support in 15 languages. In early 2017, as described further below, we withdrew from business in the U.S. and, on February 7, 2017, agreed to sell all of our U.S.-domiciled customer accounts to Gain Capital Group, LLC. For the year ended December 31, 2016, approximately 81.8% of our retail customer trading volume was derived from customers residing outside the U.S. We believe our global footprint provides us with access to emerging markets, diversifies our risk from regional economic conditions and allows us to draw our employees from a broad pool of talent.

We deploy two types of execution models in order to optimize customer experience, enhance our risk management program and increase trading revenue. For clients with high balances and aggressive or high risk trading strategies, we offer no dealing desk (NDD), or agency, execution, where when our customer executes a trade on the best price quotation offered by our FX market makers, we act as a credit intermediary, or riskless principal, simultaneously entering into offsetting trades with both the customer and the FX market maker. The agency model has the effect of hedging our positions and eliminating market risk exposure. We offer a dealing desk, or principal, execution model to smaller retail clients. Under the dealing desk model, we maintain our trading position and do not offset the trade with another party on a one for one basis. CFDs are primarily a dealing desk offering. By combining smaller positions and trading them out on an aggregate basis, we are able to optimize revenues from accounts that are less actively traded. Generally, under both models, we earn trading fees through commissions or by adding a markup to the price provided by the FX market makers. In certain geographic locations, we provide our customers with the price provided by the FX market makers and display trading fees and commissions separately. Revenues earned under the dealing desk model also include our realized and unrealized foreign currency trading gains or losses on our positions with customers.

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

Sale of U.S.-domiciled Customer Accounts

On February 7, 2017, Forex Capital Markets, LLC, a wholly-owned subsidiary of FXCM Group, LLC, in which we have a 50.1% interest, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Forex Capital Markets, LLC agreed to sell substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (the “Buyer”). In consideration for the purchase of the accounts, Buyer has agreed, during the 153-day period following the closing date of the Asset Purchase Agreement (the “153-Day Period”), to pay Global Brokerage (i) five hundred ($500) dollars for each transferred client account for which the transferred client account opens at least one new trade during the first 76 calendar days of the 153-Day Period, and (ii) two hundred and fifty ($250) dollars for each transferred client account for which the transferred client opens at least one new trade during the period from the 77th day through the 153rd day of the 153-Day Period. The closing took place on February 24, 2017.

Events of January 15, 2015

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

On January 28, 2015, we issued a press release announcing a decision to forgive approximately 90% of the clients who incurred debit balances in certain jurisdictions as a result of the SNB announcement on January 15, 2015. We notified certain clients (such as institutional, high net worth and experienced traders who generally maintain higher account balances) that sustained debit balances as a result of the market events on January 15, 2015, that they will be required to pay their debit balances, pursuant to the terms of the Company’s master trading agreements. This group represents approximately 10% of clients who incurred debit balances, but comprises over 60% of the total debit balances owed. We made the decision in the second quarter of 2015 to forgive the debit balances of additional retail clients, increasing the total debit balance forgiveness to approximately 97% of clients, and to return certain recoveries totaling approximately $0.1 million. Approximately 3% of clients remain who were previously notified that they will be required to pay their debit balances, which comprises approximately 10% of the total debit balances owed as a result of the events on January 15, 2015. In light of the numerous uncertainties associated with collection options, we cannot provide any assurance that we will be successful in recovering any portion of the clients’ debit balances. We have recovered $0.1 million and $9.8 million in 2016 and 2015, respectively. In January 2017, we forgave the remaining debit balances owed.

Leucadia Financing

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”) entered into a credit agreement (as subsequently amended, the “Credit Agreement”) with Leucadia National Corporation (“Leucadia”), as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”). The financing provided to the Company pursuant to these agreements enabled the Company to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (as subsequently amended, the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions. In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.

Restructuring Transaction

On September 1, 2016, the Company and Leucadia agreed to amend the terms of the Credit Agreement and to terminate the Letter Agreement. FXCM Newco, LLC was renamed FXCM Group, LLC (“Group”), and the Letter Agreement was replaced with an Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the “Group Agreement”). Pursuant to the Group Agreement, Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest. Group and Holdings also entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings manages the assets and day-to-day operations of Group and thereby retains control of Group. Additionally, Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), under which participants are entitled to certain distributions made after the principal and interest under the amended Credit Agreement are repaid. The events described herein are collectively referred to as the "Restructuring Transaction".

Principal Changes to the Credit Agreement

In connection with the Restructuring Transaction, we entered into the First Amendment to Amended and Restated Credit Agreement, which extends the maturity date of the term loan by one year to January 16, 2018. Additionally, as amended, the Credit Agreement permits the Company to defer any three of the remaining interest payments by paying interest in kind. Until the borrowings under the amended Credit Agreement are fully repaid, all distributions (with limited exception) and sales proceeds will continue to be used solely to repay the principal plus interest.

On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia’s waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

Principal Changes to the Letter Agreement

Pursuant to the Restructuring Transaction, the Letter Agreement was terminated effective September 1, 2016 and the parties signed the Group Agreement. The Group Agreement provides that Group will be governed by a six-member board of directors, comprising three directors appointed by Leucadia and three directors appointed by the Company. The Group Agreement specifies the terms according to which the cash distributions and earnings or losses of Group are to be allocated to its members (the “Revised Waterfall”), which is described below. Pursuant to the Group Agreement, Leucadia and the Company will each have the right to request the sale of Group after January 16, 2018, subject to both Leucadia and the Company accepting the highest reasonable sales price.

Management Agreement

Leucadia has agreed to the Management Agreement with Holdings with an initial term through January 15, 2018, renewable automatically for successive one-year periods, unless terminated. In the Management Agreement, a number of rights are granted unilaterally to Holdings as the manager, including the right to create and implement a detailed budget, appoint and terminate the executive officers of Group and make day-to-day decisions in the ordinary course.

On February 2, 2017, the Management Agreement was amended to provide Board Members (as defined therein) with certain rights of termination. Specifically, the Management Agreement may now be terminated by a vote of at least three members of the Group Board after the occurrence of certain events, including a change of control.

Management Incentive Plan

In connection with the Restructuring Transaction, the Company adopted the 2016 Incentive Bonus Plan for Founders and Executives (the "Management Incentive Plan") effective September 1, 2016 (“Effective Date”). The Management Incentive Plan is a long-term incentive program with a five-year vesting period, with 25% vesting on the second anniversary of the Effective Date and each of the next three anniversaries thereafter. Distributions under the plan will be made only after the principal and interest under the amended Credit Agreement are repaid and will equal the distributions to Management noted below in the Revised Waterfall.

Long-term incentive plan participants will receive their share of any distributions or sales proceeds while unvested. A participant that terminates other than for cause will receive either a non-voting membership interest in Group that entitles the participant to the same share of distributions that would have otherwise been received under the incentive program, or a lump-sum cash payment, at the Company's discretion. A participant that terminates for cause will not be entitled to distributions following such termination and will forfeit all interests under the Management Incentive Plan. A termination payment will also be paid upon any change of control of Group.

On February 2, 2017, Group and Leucadia entered into an acknowledgment pursuant to which the parties agree that Leucadia may terminate the Management Incentive Plan on behalf of Group at any time and for any reason in its sole discretion.

Allocations of Group Distributions (Revised Waterfall)

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

Distributable Amount	Revised Waterfall
Amounts due under the Credit Agreement	100% Leucadia
Next $350 million	45% Leucadia / 45% Holdings / 10.0% Management
Next $500 million	79.2% Leucadia / 8.8% Holdings / 12.0% Management
All aggregate amounts thereafter	51.6% Leucadia / 34.4% Holdings / 14.0% Management

Credit Agreement

Other than the changes described above, the principal terms of the Credit Agreement remain unchanged. The Credit Agreement provides for a $300.0 million term loan made by Leucadia to Holdings and Newco.

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments to date.

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of December 31, 2016, the Company has paid $155.5 million of principal, of which $10.0 million was applied to the deferred financing fee.

Disposition of Non-Core Assets

Subsequent to the events of January 15, 2015, we undertook a strategic initiative to sell non-core assets. Throughout 2015, we completed or entered into agreements for the disposition of non-core assets including the sales of the equity trading business of FXCM Securities Limited, FXCM Asia Limited, FXCM Japan Securities, Co., Ltd., and the operations of Faros. We continue to explore opportunities for the sale of additional non-core assets, including Lucid, V3 and our equity interest in FastMatch, Inc., which are reflected as held for sale in our Consolidated Financial Statements.

At-the-Market Securities Offering

On October 3, 2016, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may, from time to time, issue and sell shares of our Class A common stock, having an aggregate offering price of up to $15.0 million through the Sales Agent. The Sales Agent will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as our sales agent under the Equity Distribution Agreement.

Sales of our Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market of the NASDAQ Stock Market LLC or sales made to or through a market maker other than on an exchange. The Common Stock will be sold pursuant to the Company’s shelf registration statement on Form S-3 as amended (Registration No. 333-212489) declared effective by the Securities and Exchange Commission on August 2, 2016. The Company filed a prospectus supplement, dated October 3, 2016 to the prospectus, dated August 2, 2016, with SEC in connection with the offer and sale of its Class A common stock.

2017 Strategy

Our business strategy is centered on two core objectives: reducing debt incurred from the Leucadia financing and accelerating the growth of our core business.

Reducing Debt Incurred from Leucadia Financing

We intend to significantly reduce the debt incurred from the Leucadia financing described above through the following means:

•cash generated through operations;
•sales of the U.S. accounts and other non-core assets; and
•cost savings through staff downsizing and restructuring

Accelerate Growth of Core Business

We intend to accelerate the growth of our core business by:

•increasing focus on retail FX and CFD growth with expanded promotion, distribution and new product introduction;
•offering CFDs on an agency model basis in certain jurisdictions

Our Products and Services

We offer three different account types allowing customers to have the best user experience for their specific trading needs. A majority of our clients open an individual mini account, trading on our proprietary Trading Station platform.

Standard

With an FXCM Standard account, a client has access to 24/7 support and NDD execution. The Standard account offers tighter spreads and a commission pricing similar to stocks. Standard accounts have a $5,000 minimum, require higher margins and offer more trading instruments than the Mini account.

Mini

With an FXCM Mini account, a client can open an account with a minimum of $50. Mini accounts trade on the dealing desk execution model, offer higher leverage and fewer trading instruments and are designed for clients with smaller account balances.

Active Trader

With an FXCM Active Trader account, a client receives discounted commissions, preferential solutions, and trading support. This type of account receives access to the highest level of resources and services we offer and requires a minimum balance or trading volume in order to qualify (qualification thresholds may vary by region).

We offer both FX and CFD products but limit our product offerings to highly liquid instruments like the FX majors, including EUR/USD and USD/JPY, core commodities, including gold and oil, as well as leading equity indices, including the German 30. We believe that by restricting our product offerings we preserve the customer experience by offering a high standard of trade execution and pricing stability through volatile markets (as compared to less liquid instruments) as well as reducing market and counterparty risk for the firm.

Rolling Spot FX Trading

We offer spot FX trading in 45 currency pairs. Of these pairs, our most popular seven currency pairs represent 82.9% of all trading volume, with the EUR/USD currency pair being the most popular, representing 26.7% of our trading volume in 2016. We add new currency pairs provided they meet our risk and regulatory standards. We restrict trading in currencies to instruments that are not subject to active government manipulation.

Contracts-for-Difference

We offer our non-U.S. customers the ability to trade CFDs, which are agreements to exchange the difference in value of a particular asset, such as a stock index or oil or gold contract, between the time at which a contract is opened and the time at which it is closed. Our CFD offerings currently include contracts for metals, fixed income, energy and stock indices, and for the year ended December 31, 2016, CFD trading constituted approximately 34.0% of total retail trading volume from continuing operations. We will continue to introduce new products as permitted by applicable laws and regulations. CFD trading is offered through our Trading Station II and Meta Trader 4 (“MT4”) platforms similar to our currency pairs. As most of our FX market makers cannot process agency model trades for CFDs, except for certain metals, these products are not currently offered on an agency basis.

Spread Betting

We offer FX and CFD spread betting to our U.K. customers, which is where customers take a position against the value of an underlying financial instrument moving either upwards or downwards in the market. Customers can make spread betting trades on FX pairs, stock indices, gold, silver and oil. For the year ended December 31, 2016, spread betting constituted approximately 3.0% of total retail trading volume from continuing operations.

Our Trading Systems

We offer a number of trading systems, all of which are supported by our sophisticated, proprietary technology infrastructure, which includes a price engine to configure and publish executable prices, an execution engine with risk management features and give up and settlement infrastructure, as well as a back office system to book trades, run and display reports to clients.

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

FXCM Pro is our institutional department which focuses on brokers who trade with us on an omnibus basis, catering to retail FX and CFD brokers, small hedge funds and emerging market banks. We also offer Prime of Prime services, FXCM Prime, where we provide small and medium sized high frequency trading customers access to prime broker services under our name. FXCM Pro provides retail brokers with tailored pricing and execution, cross collateralization of FX and CFDs in one account, and custom settlement solutions. FXCM Prime provides users centralized clearing across multiple venues, including direct access to single banks, along with pre-trade and post-trade risk monitoring. FXCM Pro adds value by connecting institutional customers to our FX market makers to gain access to preferred pricing.

Other Platforms

Trading Station Web is similar to Trading Station but is web-based. The browser based platform allows customers to access their account from any computer without installing any additional programs. Trading Station Web is also easy to use and has most of the customization options of Trading Station.

Ninja Trader Platform (“Ninja Trader”) is a third party trading software provider known for its high performance analytic and trade execution tools that maximize a trader’s efficiency in fast-moving markets. Our clients can use the Ninja Trader technology to execute their trades through us.

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

Through our white label partners and referring brokers, we generated 37.7% of our retail trading volume from continuing operations for the year ended December 31, 2016. We intend to continue to build upon the success of our existing white label partnerships and referring broker networks and create new partnership opportunities around the world.

Sales and Marketing

Our sales and marketing strategy focuses on diverse customer acquisition channels to expand our customer base.

Direct Marketing Channel

Our direct marketing channel, through which we seek to attract new customers, is our most important marketing channel. In executing our direct marketing strategy, we use a mix of online banner advertising, search engine marketing, email marketing, event marketing, including educational seminars, expos and strategic public and media relations, all of which are aimed at driving prospective customers to FXCM.com domains. In those jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, however, we are generally restricted from utilizing our direct marketing channel. See “Business - Regulation.”

Our platform is available in 17 languages (English, French, Spanish, German, Russian, Korean, Turkish, Italian, Hebrew, Greek, Portuguese, Polish, Hungarian, Chinese (Traditional), Chinese (Simplified), Japanese, Arabic) and we have websites available in 15 languages (English, French, Spanish, German, Italian, Hebrew, Greek, Chinese (Traditional), Chinese (Simplified), Indonesian, Japanese, Tagalog, Malay, Vietnamese, Arabic). In the last several years, we have focused on expanding our global footprint by increasing the market share of our local offices in Europe and the Middle East and supporting this expansion with localized marketing campaigns. An international office provides us many benefits, including localized language support, enhanced local credibility via face-to-face client meetings and in-person seminars, local regulations and local deposit options. Currently, we maintain offices in the U.S., the U.K., France, Germany, Italy, Greece and Australia. We also have affiliate offices located in South Africa, Canada and Israel.

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

Referring brokers are third parties that advertise and sell our services in exchange for performance-based compensation. Many referring brokers offer services that are complementary to our brokerage offering, such as trading education and automated trading software. While referring brokers are not permitted to use our name in their advertising, accounts originating from referring brokers are legally opened with an FXCM Group-owned entity. In most cases, the sales function is performed by the referring broker and customer service is provided by our staff.

Our white label channel enables financial institutions to offer retail trading services to their customers using one or more of the following services: (1) our technology; (2) our sales and support staff or (3) our liquidity and execution solutions. FXCM Group-branded white labels can add value to our core offering through increased positive name recognition on a regional or global scale while non-branded white label partners generally provide access to a large existing customer base in markets where we do not have an established brand.

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
New to FX:  We cater to new customers seeking to open accounts by providing low barrier account minimums and in-depth educational resources on the FX market. We believe that education is an important factor for new customers, and we offer online videos for educating new customers on the FX market as well as free technical indicators, trading signals and free live webinars throughout the trading week.
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
High Volume/Algorithmic Trading:  We offer support and specialized products for clients that trade with automated strategies or would like to automate their strategies. From various Application Program Interface options to free and tick data and backtesting functionality, we seek to facilitate algorithmic trading regardless of the level of technical sophistication of the system. Our Active Trader sales group caters to active customers. Active Trader customers can receive price discounts and enhanced service. High volume, automated trading has increased in popularity in the FX market. We have a dedicated programming services team that can code automated trading strategies on behalf of customers. Additionally, we offer multiple automated programming interfaces that allow customers with automated trading systems to connect to our execution system.

Our retail sales and customer service teams are not compensated on a commission basis. All customers receive the same commitment to service from our representatives. We believe this is a key differentiator for us compared to other retail FX firms that employ commission based sales forces who may not be motivated to provide support to smaller customers.

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

Risk Management

We primarily utilize a mix of agency and dealing desk execution models in order to balance our market risk as well as counterparty risk. While the agency model helps us avoid large market exposure brought on by clients with large positions or aggressive trading models, the dealing desk model allows us to minimize exposure to counterparties.

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

Relationships with Wholesale FX Market Makers and Prime Brokers

We have entered into a prime brokerage agreement with Citibank (“Citi”) and are currently in discussions with a second prime broker for our retail trading, which we believe will allow us to maximize our credit relationships and activities while improving efficiency. As our prime brokers, these firms operate as central hubs through which we transact with our FX market makers. Our prime brokers allow us to source liquidity from a variety of market makers, even though we maintain a credit relationship, place collateral, and settle with a single entity, the prime broker. We depend on the services of these prime brokers to assist in providing us access to liquidity for FX instruments. In return for paying a modest prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs and increasing the efficiency of the capital we are required to post as collateral. Our prime brokerage agreements may be terminated at any time by either us or the prime broker upon complying with certain notice requirements. We are also obligated to indemnify our prime brokers and certain CFD market makers for certain losses they may incur.

We typically also enter into Master Trading Agreements (such as International Swaps and Derivatives Association or “ISDA” agreements, Futures Master Agreements, or Prime Broker Agreements) with each financial institution that we have a liquidity relationship with. These standardized agreements are widely used in the interbank market for establishing credit relationships and are typically customized to meet the unique needs of each liquidity relationship. These Master Trading Agreements outline the products supported as well as margin requirements for each product. We have had a number of key liquidity relationships in place for over five years and as such we believe we have developed a strong track record of meeting and exceeding the requirements associated with each relationship. However, our FX market makers have no obligation to provide liquidity to us and may terminate our standing arrangements with them at any time, and we currently have a number of effective ISDA agreements and other applicable agreements with other institutions should the need arise. Using the ISDA agreements, an industry standard, we also reduce the legal risk associated with custom legal forms for key relationships.

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

We have applied or registered for the following material marks with various offices governing intellectual property around the world: FXCMPRO (word mark), FXCM (word mark and design mark), Trading Station (word mark), and StrategyTrader (word mark).

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

Other online trading firms:  To a lesser degree, we compete with traditional online equity brokers, such as TradeStation and Interactive Brokers. These firms generally tend to focus on listed products and may already, or will in the future, provide retail FX principally as a complementary offering.

International banks and other financial institutions with significant FX operations:  We also compete with international banks that have FX operations. Financial institutions generally choose to enter into a joint venture with an independent retail currency firm in lieu of building a retail operation.

We attribute our competitive success to the quality of the service we offer our customers. We believe that our expertise in product innovation, trading technology and international scale will allow us to continue to compete globally as we expand our presence in existing markets and enter new ones.

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.K. and Australia. Our market sector has been subject to significant regulatory scrutiny in a number of jurisdictions because of the complex and risky nature of the products and the frequently cross-border dimension of the activity that is predominantly internet based.

We are regulated by, among others; the Financial Conduct Authority (“FCA”) in the U.K. and the Australian Securities and Investment Commission in Australia (“ASIC”). In addition, certain of our branch offices in Europe, while subject to local regulators including Commissione Nazionale per le Società e la Borsa (Consob); Hellenic Capital Markets Commission (“CMC”) and Bundesanstalt für Finanzdienstleistungsaufsicht (“Ba fin”), are regulated by the FCA with respect to, among other things, FX, CFDs and net capital requirements. In any foreign jurisdiction in which we operate, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

In the U.S. Over-the-Counter leveraged FX transactions are governed by the Commodity Exchange Act which gives the Commodities Futures Trading Commission jurisdiction over such transactions entered into with retail investors. The Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) regulate the FX and futures markets and protect the interests of customers participating in those markets. In the first quarter of 2017, we withdrew our U.S. license.

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

In Europe, the Markets in Financial Instruments Directive I (“MiFID”) organizational requirements on risk management and outsourcing business continuity and record keeping apply to some of our European businesses. The Capital Requirements Directive regulates the relevant prudential requirements including those on capital and liquidity. The capital requirements for different types of investment firms are divided into three different classes: a limited license requires holding capital equal to Euros €50,000; a limited risk license requires holding capital equal to €125,000; and a full license requires holding capital equal to €730,000. Our U.K. entity, which is regulated by the FCA, is a full scope IFPRU Investment Firm required to maintain the greater of €730,000, or the Financial Resources Requirement, which is calculated as the sum of our U.K. entity’s operational, credit, counterparty, concentration, market and forex risk.

Global regulatory bodies continue to evaluate and modify regulatory capital requirements in response to market events in an effort to improve the stability of the international financial system. As of December 31, 2016, on a separate company basis, we were required to maintain approximately $60.6 million of minimum capital in the aggregate across all jurisdictions and approximately $33.3 million of minimum capital in the aggregate for our U.S. entity. As of December 31, 2016, we had approximately $97.1 million of excess adjusted net capital over this required regulated capital in all jurisdictions, including $14.2 million of excess capital in our U.S. entity. Effective from January 1, 2016, the FCA, which regulates our U.K. entity, introduced the “Capital Conservation Buffer” (CCB) and a “Countercyclical Capital Buffer” (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

For further information regarding the risks associated with the regulation of our business and industry, please see “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had a total of 787 full-time employees and 72 full-time contractors, 488 of which were based in the U.S. None of our domestic employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

As a result of the restructuring announced in February 2017 and our withdrawal from business in the U.S., we expect to terminate approximately 150 employees globally.

Corporate Information

Our principal executive offices are located 55 Water Street, FL. 50, New York, NY 10041 and our telephone number is 212-897-7660. We were originally incorporated in the State of Delaware on August 10, 2010.

Effective February 24, 2017, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to change the Company’s name from “FXCM Inc.” to “Global Brokerage, Inc.” Also effective February 24, 2017, we amended our bylaws, as amended, to reflect the name change.

Available Information

Our customer website address is https://www.fxcm.com, and our investor relations website is http://ir.globalbrokerage.info. The content on our websites is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report, unless expressly noted. We file reports with the SEC, which we make available on our investor relations website free of charge. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act.

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

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition, results of operations and comprehensive income and cash flows would likely be adversely affected. For the year ended December 31, 2016, we incurred advertising and marketing expenses of $20.8 million from continuing operations. Although we have spent significant financial resources on advertising and marketing expenses, these efforts may not be a cost-effective way to attract new customers. We may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments, which may raise our customer acquisition costs. Additionally, our advertising and marketing methods are subject to regulation. The rules and regulations of various regulators impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

We face risks related to the events of January 15, 2015.
On January 15, 2015, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. This was due to the unprecedented and unexpected actions of the SNB, which caused extreme volatility in the EUR/CHF currency pair. As a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, certain of our regulators required those affected subsidiaries to supplement their respective net capital on an expedited basis. In order to achieve compliance with all regulatory capital requirements in all jurisdictions in which we operate, on January 16, 2015, we entered into a credit agreement with Leucadia that provided for a $300.0 million, two year term loan. See Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further detailed information regarding the transaction.
As a result of the events that took place on January 15, 2015, we already have been and may be subject to litigation by customers, stockholders, regulators or government agencies. While we are unable to predict the outcome of any existing or future litigation or future regulatory or governmental investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations.
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

We are regulated by governmental bodies and/or self-regulatory organizations in a number of jurisdictions, including the U.K. and Australia. We are also exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the Federal Reserve and state securities regulators.

In alignment with the rules set for in the Markets in Financial Instruments Directive II (“MiFID II”) a number of European nations have initiated new restrictions. France has recently introduced a prohibition on electronic advertising to retail investors. In Italy, Consob has issued a notice recommending that retail OTC products should only be offered via a regulated market or an authorized multilateral trading facility. In Germany, Ba Fin has restricted the distribution, or sale of OTC products unless accompanied by a no debit guarantee so that the retail client cannot lose more than is deposited in his or her trading account.

Concurrently, in the UK the FCA has proposed restrictions which will limit leverage in accordance with the experience of the retail customer.

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

Recently, we entered into simultaneous regulatory settlements with each of the NFA and CFTC related to actions against each of Forex Capital Markets, LLC and Global Brokerage Holdings, LLC and certain of our principals. Pursuant to such settlement agreements, we withdrew from business within the U.S. There can be no guarantee our regulators in others parts of the world do not bring similar actions to those of the NFA and/or CFTC. Moreover, there can be no guarantee that any resolution to such potential actions does not require withdrawal from additional localities, markets, regions, or countries. Requirements to withdraw from business in any geographic region could adversely affect our reputation, revenue and profitability.

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

Trading volume for 2016 with customers resident in jurisdictions in which we or our agents are not licensed or authorized by governmental bodies and/or self-regulatory organizations was, in the aggregate, approximately 52.3% of our total customer trading volume from continuing operations. We seek to deal with customers resident in foreign jurisdictions in a manner which does not breach any local laws or regulations where they are resident or require local registration, licensing or authorization from local governmental or regulatory bodies or self-regulatory organizations. We determine the nature and extent of services we can provide and the manner in which we conduct our business with customers resident in foreign jurisdictions based on a variety of factors.

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

The European Markets Infrastructure Regulation (“EMIR”) is the new European regulations on OTC derivatives, central counterparties and trade repositories. The EMIR has completed the European legislative process and is being implemented across the EU member states. The EMIR imposes three new requirements on our European operations: (a) report derivatives to a trade repository (b) clear OTC derivatives that have been declared subject to the clearing obligation through a central counterparty and (c) put in place certain risk management procedures for OTC derivative transactions that are not cleared. Reporting requirements came into effect in February 2014. In addition to the EMIR, we expect the FCA will be enforcing MiFID II in 2018. Principle areas of impact related to this directive will involve organized trade facilities for trading non-equity products, investor protection, a requirement to supply clients with more information, and pre- and post-trade transparency around non-equity products.

ASIC is continuing the focus on retail OTC derivative providers, including margin foreign exchanges, and conducting increasing surveillance of this industry. The Australian government has also started the consultation process to tighten the client money protection regime, as part of a wider response to a financial system inquiry paper. Recently, the Australian government has enacted new restrictions aimed at increasing protections for retail OTC clients. Among other things, the new law prohibits the use of client money in hedging transactions or as collateral with counterparties in conjunction with OTC products which are not listed on a regulated exchange. Additionally, the new law empowers ASIC to adopt additional rules regarding the reporting and reconciliation of client money.

The Foreign Account Tax Compliance Act (“FATCA”), enacted in 2010 as part of the Hiring Incentives to Restore Employment Act, imposes a system of information reporting and a 30% withholding tax on "withholdable" payments made by U.S. persons and others to foreign financial institutions (“FFI”s) and certain non-financial foreign entities (“NFFE”s) that do not meet the information reporting requirements of FATCA. In certain circumstances, certain of our non-U.S. entities through which payments are made may be required to withhold U.S. tax at a rate of 30% on all, or a portion of, payments made after June 30, 2014. Under FATCA, non-U.S. financial institutions generally will be required to enter into agreements with the U.S. Internal Revenue Service to identify financial accounts held by U.S. persons or entities with substantial U.S. ownership, as well as accounts of other financial institutions that are not themselves participating in, or otherwise exempt from, the FATCA reporting regime. Compliance with FATCA could have a material adverse effect on our business, financial condition and cash flow.

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

Regulators maintain stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange and CFDs, including contracts for gold, silver, oil and stock indices. As of December 31, 2016, on a separate company basis, we were required to maintain approximately $60.6 million of minimum net capital in the aggregate across all jurisdictions. Excluding the U.S. regulated entity, our minimum net capital requirement was approximately $27.3 million as of December 31, 2016. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system.

The EU is in the process of implementing amendments to its Capital Requirements Directive (“CRD IV”), which seeks to strengthen its capital requirements and liquidity rules as well as expand certain reporting obligations. CRD IV legislation was entered into on January 1, 2014 and will gradually be implemented over a period until January 2019.

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

Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers and clients, there is no assurance that all of our security measures will provide absolute security. We and other companies have reported significant breaches in the security of websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means.

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

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, we could harm our business prospects. These issues include, but are not limited to, issues related to and as a result of the events of January 15, 2015, issues related to our settlements with the CFTC and NFA, including our withdrawal from doing business in the U.S., appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, customer data protection, record-keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, operational and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanction would materially adversely affect our reputation, thereby reducing our ability to attract and retain customers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or retail FX industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. The perception of instability within the online financial services industry or of our company due to the events of January 15, 2015, could materially adversely affect our ability to attract and retain customers.

Recently, we entered into simultaneous regulatory settlements with each of the NFA and CFTC related to actions against each of Forex Capital Markets, LLC and Global Brokerage Holdings, LLC, and certain of our principals. The NFA and CFTC made certain allegations and findings within each of their respective settlement orders. Pursuant to such settlement agreements, we withdrew from business within the U.S. We could sustain reputational damage due to such withdrawal from the U.S. market and the allegations and findings made by the NFA and CFTC.

The loss of members of our senior management could compromise our ability to effectively manage our business and pursue our growth strategy.

We rely on members of our senior management to execute our existing business plans and to identify and pursue new opportunities. Certain members of our management team have been with us for most of our history and have significant experience in the FX industry. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

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

For example, we have expanded trading in CFDs and spread betting. We face the same risks with these products that we face in our FX trading business, including market risk, counterparty risk, liquidity risk, technology risk, third party risk and risk of human error. Furthermore, the volatility of the CFD and spread betting markets may have an adverse impact on our ability to maintain profit margins similar to the profit margins we have realized with respect to FX trading. The introduction of these and other potential financial products also poses a risk that our risk management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition, these offerings may be subject to regulation under applicable securities or other consumer protection laws. Our non-U.S. subsidiaries, UK LTD (which is licensed with the FCA in the U.K.) and FXCM Australia Limited ("Australia") (which is licensed with the ASIC) offer and sell CFDs outside the U.S. in compliance with applicable local regulatory requirements. CFDs are not and may not be offered in the U.S. In the event that an offer or sale of CFDs by our non-U.S. subsidiaries was to constitute an offer or sale of securities subject to the U.S. federal securities laws or swaps, futures, forwards or other instruments over which the CFTC has, or under the Dodd-Frank Act, will have jurisdiction, we would be required to comply with such U.S. laws with respect to such offering. In that event, we may determine that it would be too onerous or otherwise not feasible for us to continue such offers or sales of CFDs. We currently derive approximately 39.2% of our trading revenues from continuing operations from our CFD business.

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

Lucid and V3 may expose us to a variety of risks, including:

•	Significant fluctuations in our revenues and profitability from period to period;

•	Risk of trading losses;

•	System failures and delays;

•	Competition from new competitors; and

•	Our failure to implement and apply risk management controls and procedures.

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

We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. In some regions, we may need to enter into joint ventures with local firms in order to establish a presence in the local market, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international firms that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. For the year ended December 31, 2016, we generated approximately 81.8% of our customer trading volume from customers outside the U.S. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include:

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

Following the U.K.’s adoption of the policy passed in its recent vote to leave the European Union (“E.U.”), (the “Brexit”), we will likely face new regulatory and legal costs and challenges. The key mechanism for the cross-border provision of financial services within the E.U. is the passport under the E.U. single market directive. Our U.K. operations may no longer be able to take advantage of passporting financial services from the U.K. to other E.U. member states. In addition, the equivalence of the U.K.’s regulatory regime in terms of governance could also become uncertain. This may affect the way in which our operating companies in the U.K. manage their businesses.

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

We are subject to a wide variety of domestic and foreign tax laws and regulations that are constantly changing. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. With the finalization of specific actions contained within the Organization for Economic Cooperation and Development's (the “OECD”) Base Erosion and Profit study (“BEPS”), many OECD countries have acknowledged their intent to implement BEPS and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement BEPS could affect our effective tax rate and our future results from non-U.S. operations.

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

A portion of our revenue is derived from interest income. We earn interest on customer balances held in customer accounts and on our cash held in deposit accounts at various financial institutions. As a result of the decline in short-term interest rates, our interest income has declined significantly. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our interest income from continuing operations was approximately $2.5 million and $1.8 million for the years ended

December 31, 2016 and 2015, respectively. Interest income may not return to the amount we reported in prior years, and any further deterioration in short-term interest rates could further adversely affect our interest income and revenue.

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

We rely on third party financial institutions to provide us with FX market liquidity. These FX market makers, although under contract with us, have no obligation to provide us with liquidity and may terminate our arrangements at any time. We also rely upon these FX market makers to provide us with competitive FX pricing which we can pass on to our customers. In the event we lose access to the competitive FX pricing and/or liquidity levels that we currently have, as occurred on January 15, 2015 and more recently as a result of the regulatory settlements reached with the CFTC and the NFA, we may be unable to provide competitive FX trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows. When we act as a riskless principal between our customers and our FX market makers, we provide our customers with the best bid and offer price for each currency pair from our FX market makers. When a customer places a trade and opens a position, we act as the counterparty to that trade and our system immediately opens a trade between us and the FX market maker who provided the price that the customer selected. In the event that an offsetting trade fails, we could incur losses resulting from our trade with our customer.

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

We have significant deposits with banks and other financial institutions. As of December 31, 2016, 30 financial institutions held our funds and our customer funds of $872.2 million, including $9.4 million classified within assets held for sale. Three financial institutions, including Barclays, Citibank and Bank of America, held, in aggregate, approximately 38.2% of the total of our funds and our customer funds. We aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with whom we have deposited these funds, both we and our customers may not be able to recover our funds. If any of such financial institutions becomes insolvent, a significant portion of our funds and our customer funds may not be recovered. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by the Federal Deposit Insurance Corporation or any other similar insurer domestically or abroad, except to the extent of the maximum insured amount per deposit, which is unlikely to provide significant benefits to our customers. In any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

As of December 31, 2016, we have extended a minimal amount of credit to institutional customers that use our trading platforms. We have had no significant losses due to failure to repay amounts credited to those certain institutional customers.

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

We depend on the services of prime brokers to assist in providing us access to liquidity through our FX market makers. We currently have prime brokerage relationships which act as central hubs through which we are able to deal with our FX market makers. In return for paying a transaction-based prime brokerage fee, we are able to aggregate our trading exposures, thereby reducing our transaction costs. Since we trade with our FX market makers through our prime brokers, they also serve as a third party check on our open positions, collateral balances and trade confirmations. If we were to lose one or more of our prime brokerage relationships, we could lose this source of third party verification of our trading activity, which could lead to an increased number of record-keeping or documentation errors. Although we have relationships with FX market makers who could provide clearing services as a back-up for our prime brokerage services, if we were to experience a disruption in prime brokerage services due to a financial, technical, regulatory or other development adversely affecting any of our current prime brokers, our business could be materially adversely affected to the extent that we are unable to transfer positions and margin balances to another financial institution in a timely fashion. In the event of the insolvency of a prime broker, we might not be able to fully recover the assets we have deposited (and have deposited on behalf of our customers) with the prime broker or our unrealized profits since we will be among the prime broker’s unsecured creditors.

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

We have relationships with referring brokers who direct new customers to us and provide marketing and other services for these customers. Many of our relationships with referring brokers are non-exclusive or may be terminated by the brokers on short notice. In addition, under our agreements with referring brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these referring brokers, the failure of the referring brokers to provide us with customers or our failure to create new relationships with referring brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offer more attractive compensation terms to one of our referring brokers, we could lose the broker’s services or be required to increase the compensation we pay to retain the broker. In addition, we may agree to set the compensation for one or more referring brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the referring broker. To the extent we do not enter into economically attractive relationships with referring brokers, our referring brokers terminate their relationship with us or our referring brokers fail to provide us with customers, our business, financial condition and results of operations and cash flows could be materially adversely affected.

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

Risks Relating to Our Indebtedness
We have significant leverage.

As of December 31, 2016, we owe $154.5 million aggregate principal to Leucadia and have $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2018 (the “Convertible Notes”) outstanding. This leverage may have important negative consequences for us and our stockholders, including:

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

Failure to comply with these restrictive covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. An event of default (including a cross-default under the Convertible Notes or other financing facilities) would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If

Leucadia accelerates the repayment of borrowings, we may not have sufficient assets to repay our debt or it would have a material adverse effect on our business, operations, financial condition and liquidity. See Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information on our credit agreement.

We may not have the ability to repay the Convertible Notes when they mature in June 2018 or the bi-annual interest payments on the Convertible Notes.

The Convertible Notes mature on June 15, 2018. At that time, we will be obligated to repay the aggregate principal amount of the Convertible Notes. We may not have enough available cash or be able to obtain financing at that time to meet our repayment obligations. We expect that our principal source of cash flow will be distributions by Group to Global Brokerage, Inc. However, our agreements with Leucadia govern the distributions of cash by Group to Leucadia and Global Brokerage, Inc., and these provisions severely restrict the amount of cash that Group is permitted to distribute to Global Brokerage, Inc. to make payments of principal and interest on the Convertible Notes. Without access to sufficient cash from Group to repay the aggregate principal amount of the Convertible Notes, we may default on our repayment obligations under the Convertible Notes. The agreements with Leucadia also provide that we meet a specified minimum fixed charge coverage ratio prior to making the bi-annual interest payments due under the Convertible Notes. If we are unable to satisfy such minimum fixed charge coverage, we could default on our interest payment obligation under the Convertible Notes. A default could also lead to a default under other agreements governing our existing and future indebtedness. Any such default would have a material adverse effect on the equity value of our business and, therefore, the market price of our Class A common stock.

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

Risks Related to Our Organizational Structure

Global Brokerage, Inc.’s only material asset is its interest in Holdings, and Holdings’ only material asset is its interest in Group. Accordingly, Global Brokerage, Inc. depends upon distributions from Group and from Holdings to pay taxes, make payments of principal and interest on the Convertible Notes, make payments under the tax receivable agreement and pay dividends.

Global Brokerage, Inc. is a holding company and has no material assets other than its ownership of Holdings Units. Holdings is also a holding company and has no material assets other than its 50.1% interest in Group. Global Brokerage, Inc. has no independent means of generating revenue. Global Brokerage, Inc. intends to cause Holdings to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments of principal and interest on the Convertible Notes, payments under the tax receivable agreement and dividends, if any, declared by it. In turn, the sole source of such funds for Holdings is distributions from Group. Deterioration in the financial condition, earnings or cash flow of Group and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Global Brokerage, Inc. needs funds, and Holdings and Group are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. In particular, the terms of Group’s agreements with Leucadia significantly restrict the distributions that Group may make to Holdings, and these restrictions could materially impair the ability of Global Brokerage, Inc. to make payments on its obligations.

Members of Holdings control a significant portion of the voting power in Global Brokerage, Inc., which may give rise to conflicts of interests.

As of December 31, 2016, members of Holdings collectively held approximately 25.5% of the combined voting power of our Class A and Class B common stock. As a result, the members of Holdings have the ability to exercise significant influence over the election of the members of our board of directors and, therefore, significant influence over our management and affairs as well as matters requiring shareholder approval, including mergers and other material transactions. This concentration of ownership could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Because the members of Holdings hold their ownership interest in our business through Holdings in addition to through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, if Holdings makes distributions to Global Brokerage, Inc., these owners will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests in Holdings and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The members of Holdings may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with our initial public offering (“IPO”), whether and when to incur new or refinance existing indebtedness, and whether and when Global Brokerage, Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Person Transactions, and Director Independence.”

Global Brokerage, Inc. will be required to pay the counterparties to the tax receivable agreement for certain tax benefits it may claim arising in connection with our IPO and related transactions, and the amounts it may pay could be significant.

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions. At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by Global Brokerage, Inc. to these parties of 85% of the benefits, if any, that Global Brokerage, Inc. is deemed to realize as a result of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

As of December 31, 2016, we have recorded a valuation allowance against the deferred tax benefit attributable to the increase in tax basis discussed above. As the expected liability under the tax receivable agreement is directly attributable to the tax benefit received, and we expect no tax benefit, during 2015 we wrote down the liability to $0.1 million, the amount due for the 2014 benefit. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement or we have a triggering event as discussed below, as of December 31, 2016 future payments under the tax receivable agreement could aggregate to $145.6 million. The foregoing amount is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events, including the events of January 15, 2015, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Global Brokerage, Inc. by Holdings are not sufficient to permit Global Brokerage, Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon our pre-IPO owners’ continued ownership of us.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits Global Brokerage, Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, Global Brokerage, Inc. elects an early termination of the tax receivable agreement, Global Brokerage, Inc.’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that Global Brokerage, Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (1) Global Brokerage, Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits Global Brokerage, Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and (2) if Global Brokerage, Inc. elects to terminate the tax receivable agreement early, Global Brokerage, Inc. would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. In addition, the present value of such anticipated future payments are discounted at a rate equal to LIBOR plus 100 basis points.

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Global Brokerage, Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that Global Brokerage, Inc. actually realizes in respect of the increases in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

Additionally, our stockholder rights plan, which was approved by the Company’s Board of Directors to protect our NOLs (as defined below) during the effective period of the rights plan, could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, Global Brokerage, Inc. or a large block of our Class A common stock. A third party that acquires 4.9% or more of our Class A common stock could suffer substantial dilution of its ownership interest under the terms of the rights plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

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

We have a federal net operating loss (“NOL”) of $258.7 million as of December 31, 2016. These NOL carryforwards (expiring in 2032 through 2036) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in Global Brokerage, Inc. by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our Class A common stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.68% at December 31, 2016. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

We have an ongoing study of the rolling three-year testing periods. Based upon the elections we have made and the information that has been filed with the Securities and Exchange Commission through March 15, 2017, we have not had a Section 382 ownership change through March 15, 2017.

If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by Global Brokerage, Inc. in future periods. There is no assurance that we will be able to fully utilize the NOL and we could be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our result of operations.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

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

As of December 31, 2016, we had an aggregate of more than 2.99 billion shares of Class A common stock authorized but unissued, including approximately 2.1 million shares of Class A common stock issuable upon exchange of Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,529,500 shares for issuance under our Amended and Restated 2010 Long-Term Incentive Plan, including, as of December 31, 2016, 711,447 shares issuable upon the exercise of stock options and 8,948 shares issuable upon the vesting of restricted stock units that we have granted to our officers, employees, independent contractors, outside directors and other. See “Item 11. Executive Compensation.” Any Class A common stock that we issue, including under our Amended and Restated 2010 Long Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court. The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law. In September 2015, the parties agreed to arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in our trading system prior to August 2010. On October 19, 2016, the parties entered into a final settlement whereby HK voluntarily agreed to make full restitution to affected clients in the amount of $1.5 million and pay a fine of $0.5 million. We paid the $2.0 million settlement in November 2016.

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC (see Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. The appeal is currently pending.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. The court has not yet ruled on the motion to dismiss.

On February 6, 2017, US, Holdings, Dror Niv and William Ahdout entered into a settlement with the CFTC, and US, Messrs. Niv, Ahdout and Ornit Niv entered into a settlement with the NFA. During the relevant times, Mr. Niv was the Company’s CEO, a member of Holdings, and/or the CEO of US; Mr. Ahdout was a member of Holdings and a Managing Director of US; and Ms. Niv was the CEO of US. Both settlements concerned allegations that aspects of US’s relationship with one of its liquidity providers had not been disclosed to customers and regulators. The NFA settlement included additional, unrelated allegations of violations of certain NFA Rules and Requirements. The Company’s subsidiaries are cooperating with regulatory authorities outside the U.S. in relation to their requests for information arising from the settlements announced on February 6, 2017.

Under the settlement with the CFTC, the named entities and individuals were required, jointly and severally, to pay a civil monetary penalty of $7.0 million, agreed to withdraw from CFTC registration and agreed not to apply for or claim exemption from CFTC registration in the future. Under the settlement with the NFA, no monetary fine was imposed and the named individuals and entities agreed to withdraw from NFA membership and not to reapply for membership in the future. The named entities and individuals did not admit or deny the allegations associated with the settlements. The Company will be withdrawing from business in the U.S. and, on February 7, 2017, agreed to sell all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (see Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

In response to Global Brokerage’s announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, three new putative securities class action lawsuits have been filed against Global Brokerage, Inc., Dror Niv, and Robert Lande in the U.S. District Court for the Southern District of New York. These putative securities class actions are captioned: (1) Khoury v. FXCM Inc., Case No. 1:17-cv-916; (2) Zhao v. FXCM Inc., Case No. 1:17-cv-955; and (3) Blinn v. FXCM Inc., Case No. 1:17-cv-1028. The complaints in these three actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. The Company intends to vigorously defend against the claims asserted in these actions.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.6 million as of December 31, 2016.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “FXCM” until we voluntarily delisted from the NYSE on September 23, 2016. Effective September 26, 2016, our Class A common stock began trading on the NASDAQ Global Market of The NASDAQ Stock Market LLC ("NASDAQ") under the symbol “FXCM.” On February 24, 2017, we changed our name to Global Brokerage, Inc. Our Class A common stock began trading on the NASDAQ under the symbol “GLBR” effective February 27, 2017.

The following tables set forth, for the previous two fiscal years, the high and low sales prices per share of our Class A common stock as reported by the NYSE and the NASDAQ, as applicable (adjusted for the impact of the one-for-ten reverse stock split effective on October 1, 2015).

Fiscal 2016	Low	High
First Quarter	$9.46	$18.51
Second Quarter	$7.60	$12.90
Third Quarter	$7.87	$11.00
Fourth Quarter	$7.00	$9.80

Fiscal 2015	Low	High
First Quarter	$12.80	$172.50
Second Quarter	$12.20	$23.10
Third Quarter	$7.40	$15.40
Fourth Quarter	$5.26	$24.77

Our Class B common stock is not publicly traded.

Holders of Record

On March 15, 2017, there were 25 holders of record of our Class A common stock and 8 holders of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

Dividends

During the years ended December 31, 2016 and 2015, we did not declare or pay any cash dividends on our Class A common stock. As a result of customer losses on January 15, 2015 and the subsequent financing arrangement we made with Leucadia, we do not expect to declare and pay dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. When determining whether to declare a dividend in the future, in addition to the financing arrangement with Leucadia, our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Holdings are generally subject to similar legal limitations on their ability to make distributions to Holdings. In addition, our regulated subsidiaries are subject to regulatory capital requirements that limit the distributions that may be made by those subsidiaries.

Purchases of Equity Securities by the Issuer

From time to time, in connection with the vesting of stock-based compensation awards, we have received shares of our Class A common stock in consideration of the tax withholdings due upon the vesting of stock-based compensation awards.

The following table sets forth the shares of Class A common stock repurchased by us during the quarter ended December 31, 2016:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 10: October 1, 2016 to October 31, 2016	—	—	n/a	n/a
Month 11: November 1, 2016 to November 30, 2016	—	—	n/a	n/a
Month 12: December 1, 2016 to December 31, 2016	—	—	n/a	n/a
Total	—	—	n/a

Our Board of Directors previously approved the repurchase of $80.0 million of Global Brokerage, Inc.’s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Since inception of the Stock Repurchase Program in May 2011 we repurchased a total of 5.1 million pre-reverse split shares of our Class A common stock under these authorizations. In November 2016, our Board of Directors canceled the Stock Repurchase Program.

Item 6. Selected Financial Data

We are not required to provide selected financial data disclosures because we are a smaller reporting company.

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

OVERVIEW

Executive Summary

In February 2017 we changed our name from “FXCM Inc.” to “Global Brokerage, Inc.” (“Global Brokerage”). Concurrent with this change, the name of “FXCM Holdings, LLC” has been changed to “Global Brokerage Holdings, LLC” (“Holdings”).

Since January 15 and 16, 2015 (discussed below), we have focused on reestablishing the strong competitive position we had prior to that date.  Our efforts thus far have yielded significant results:

•
We successfully restored our operations. Revenue per million is up 25% for the year ended December 31, 2016 compared to the year ended December 31, 2015, reflecting a higher proportion of revenue from dealing desk execution and higher CFD revenue per million.

•
We sold DailyFX, our news and research website, to IG Group, a global leader in online trading, for a purchase price of $40.0 million. The transaction closed on October 28, 2016. Proceeds of $36.0 million were received at closing, which were used to pay down the term loan. The remaining proceeds will be similarly applied to the term loan, net of any closing costs. (See Note 4, “Dispositions” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

•
During 2015, we completed the sales of FXCM Japan Securities Co., Ltd. (“FXCMJ”), the operations of Faros Trading LLC (“Faros”), FXCM Asia Limited (“HK”) and the equity trading business of FXCM Securities Limited (“FSL”) for a combined purchase price of $102.3 million.

•
On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia (the “Restructuring Transaction”). As further described below under “Events of January 15 and 16, 2015,” we entered into agreements to amend the terms of the Credit Agreement and replaced the Letter Agreement with a new Limited Liability Company Agreement of FXCM Group, LLC. The Restructuring Transaction deepens the partnership with Leucadia and provides Leucadia with a 49.9% membership interest in our operating entity, FXCM Group, LLC.

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

•
On October 3, 2016 we entered into an Equity Distribution Agreement to issue and sell up to $15.0 million of our Class A common stock, to be used to reduce our outstanding indebtedness and for other general corporate purposes. (See Note 16, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

•
On February 7, 2017 we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gain Capital Group, LLC (“Gain”) to sell substantially all of our U.S.-domiciled customer accounts to Gain. Under the terms of the Asset Purchase Agreement, Gain will pay proceeds to us on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the closing date. The transaction closed on February 24, 2017. Proceeds will be used to pay down the Leucadia term loan. (See

Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

•
We have withdrawn from FX trading activities in the U.S. and terminated our registration as a futures commission merchant and retail foreign exchange dealer (see Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information). As a result of the release of regulatory capital in the U.S. entity, we repaid $30.0 million in principal on the Leucadia term loan in March 2017.

•
In connection with the withdrawal from business in the U.S. we are implementing a restructuring plan that includes the termination of approximately 150 employees, which represents approximately 19% of our global workforce, and other cost savings measures which are expected to improve profitability.

Our near-term focus:

•
Target significant reduction in the Leucadia debt through the sale of the U.S. accounts and other non-core asset sales and cash generated through operations. We have identified our investments in FastMatch, Inc. (“FastMatch”), Lucid Markets Trading Limited (“Lucid”) and V3 Markets, LLC (“V3”) as non-core and are in active sales processes for all of these assets.

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

◦Introduced historical Forex Price Data allowing clients to back test trading strategies.

◦Launched a new Forex Market Depth Indicator on the Trading Station platform providing insights to levels of liquidity and depth for frequently traded currency pairs.

◦Added features to the Trading Station platform for margin monitoring, simulations and search functionality.

◦Enhanced our Application Program Interface (“API”) technology services for algorithmic and institutional traders.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the year ended December 31, 2016 increased when compared to the year ended December 31, 2015. The daily JPMorgan Global FX Volatility Index was up 5.7% on average in 2016 compared with 2015. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

Competitive Environment — The retail FX trading market is highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include retail FX brokers, international multi-product trading firms, other online trading firms, and international banks and other financial institutions with significant FX operations. We expect competition to remain strong for the foreseeable future.

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions) and Australia. We are evaluating the impact of the Brexit vote and how it has structured the servicing of our European operations.

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia National Corporation ("Leucadia") that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 19, "Leucadia Transaction" in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

At the time of the SNB announcement, affected clients held over $2 billion in open positions on EUR/CHF, of which we sent over $1 billion for execution.  Those same clients held approximately $80.0 million of collateral in their accounts. This SNB action wiped out the account equity of those clients as well as generated debit balances owed to us of $275.1 million. The caveat of our no dealing desk (“NDD”) execution system is that traders are off-set one-for-one with a liquidity provider. When a client entered a EUR/CHF trade with us, we had an identical trade with our liquidity providers. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices. This liquidity issue resulted in some clients having a negative balance. While clients could not cover their margin call with us, we still had to cover the same margin call with our liquidity providers.  When a client profits in the trade, we give the profits to the customer, however, when the client’s loss exceeds its margin, we are required to pay the liquidity provider regardless of whether we collect the loss from the customer.

As a regulated entity, we are required to notify our regulators in a timely manner when any event occurs that adversely impacts clients. When we notified regulators, they required our regulated entities to supplement their respective net capital on an expedited basis. We explored multiple debt and equity financing alternatives in an effort to meet the regulators’ deadline. The deal with Leucadia was the only financing that we were able to arrange in the very short timeframe we were given by the regulators, and represented the best opportunity for us to continue doing business.

On January 16, 2015, we entered into a credit agreement (as subsequently amended, the "Credit Agreement") with Leucadia, as administrative agent and lender. In connection with the Leucadia Credit Agreement, we also entered into an agreement (as subsequently amended, the "Letter Agreement") with Leucadia that set the terms and conditions upon which we will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions. In connection with these financing transactions, Holdings formed FXCM Newco, LLC ("Newco") and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and Letter Agreement were subsequently amended on January 24, 2015. The amendments finalized certain terms of the Credit Agreement and Letter Agreement and the terms of the amended agreements were not substantially different from the initial agreements.

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

•
On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia’s waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement").

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement; and FXCM Newco, LLC has been renamed FXCM Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day-to-day operations of Group and its subsidiaries.

•
On February 2, 2017, the Management Agreement was amended to provide that the Management Agreement may be terminated by a vote of at least three members of the Group Board after the occurrence of certain events including a change of control.

Management Incentive Plan

•
Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), in order to retain and incentivize senior management to maximize cash flow generation and grow the business.

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

•	On February 2, 2017, Group and Leucadia entered into an Acknowledgment whereby Leucadia may terminate the Management Incentive Plan at any time for any reason in its sole discretion.

For additional information, see Note 19, "Leucadia Transaction" in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

We have incurred expenses subsequent to the cybersecurity incident to investigate and remediate this matter. These expenses are recognized in the periods in which they are incurred. Costs incurred related to investigative and other professional services, costs of communications with customers and remediation activities associated with the incident were $0.7 million for 2015. These costs were not material for 2016. We maintain insurance coverage for certain expenses of this nature, however, the coverage is subject to deductibles and may not be sufficient to entirely reduce the exposure to losses relating to this matter. During 2016, we recorded $0.2 million in insurance recoveries to reimburse for expenses incurred related to the cybersecurity incident.

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

At the time of our IPO and thereafter, we have periodically granted awards of stock options to purchase shares of our Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. For the years ended December 31, 2016 and 2015, we recorded stock-based compensation expense related to stock options of $1.2 million and $1.9 million, respectively. The LTIP also provides for other stock based awards (“Other Equity Awards”) that may be granted by our Executive Compensation Committee. In December 2014, we granted Restricted Stock Units (“RSUs”) to employees. For the years ended December 31, 2016 and 2015, we recorded stock-based compensation expense related to RSUs of $0.7 million and $0.8 million, respectively. We did not incur any expense for Other Equity Awards for the years ended December 31, 2016 and 2015.

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

Gain (loss) on Derivative Liabilities — Letter and Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. On September 1, 2016, the Letter Agreement was terminated and its material terms are now reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $49.3 million, which represented the amount that Leucadia would have received assuming Group were liquidated at its recorded amount and the cash distributed according to the Revised Waterfall at that date. The change in the fair value of the Letter Agreement ($213.0 million gain for the year ended December 31, 2016) is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations. (See Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.)

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of December 31, 2016, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at $6.2 million, and is included in Credit Agreement on the consolidated statements of financial position. The change in the fair value of the derivative liability associated with the mandatory prepayment provisions (loss of $6.2 million for the year ended December 31, 2016) is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreement in the consolidated statements of operations. (See Note 19, "Leucadia Transaction" in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.)

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Leucadia Credit Agreement, the Convertible Notes and borrowings under the Revolving Credit Agreement. On January 20, 2015, the Revolving Credit Agreement was terminated (See Note 20, “Debt” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings’ operations are held by Group (formerly Newco), a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Group’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Group’s operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

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

Tax expense for discontinued operations is primarily driven by the recognition of tax benefit associated with the generation of net operating loss and the write down of the deferred tax liability associated with the goodwill of Lucid Markets LLP (“Lucid LLP”), offset by the establishment of a valuation allowance on the net deferred tax assets of Lucid LLP. Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid’s tax provision is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, which is a U.K. corporation subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP.

Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC — Global Brokerage Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, Global Brokerage, Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Global Brokerage, Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our consolidated financial statements.

Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC — In conjunction with the restructuring of the Leucadia financing arrangement, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The Management Agreement gives us control of Group, which is therefore consolidated in our financial statements. Leucadia's 49.9% ownership interest in Group is reflected as a redeemable noncontrolling interest in our consolidated financial statements.

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

Segment Information

Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. As a result of the events of January 15, 2015 described above, and the decision to sell certain retail and institutional businesses, the composition of what we previously reported as our Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the remaining institutional business shares common management strategies, customer support and trading platforms with our retail business. Accordingly, we operate as a single operating segment for all periods presented.

Common Stock Repurchase Program

Our Board of Directors has previously approved the repurchase of $80.0 million of our Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Since inception of the Stock Repurchase Program in May of 2011 through November 2016, we have repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. In November 2016, our Board of Directors canceled the Stock Repurchase Program.

Pursuant to an agreement between Global Brokerage, Inc. and Holdings, when Global Brokerage, Inc. repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Units transaction with Global Brokerage, Inc. Therefore, as of December 31, 2016, Holdings has repurchased 5.1 million of pre-reverse split Holdings Units from Global Brokerage, Inc. related to Global Brokerage, Inc. Class A common stock repurchases noted above.

At-the-Market Common Stock Offering

On October 3, 2016 we entered into an Equity Distribution Agreement to issue and sell up to $15.0 million of our Class A common stock. The stock will be offered under our effective shelf registration statement (including prospectus) filed with the Securities and Exchange Commission. We have not issued or sold any shares pursuant to the Equity Distribution Agreement during 2016.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(Amounts in thousands)
Revenues
Trading revenue	$276,000	$250,042
Interest income	2,517	1,827
Brokerage interest expense	(888)	(818)
Net interest revenue	1,629	1,009
Other income	6,427	151,227
Total net revenues	284,056	402,278
Operating Expenses
Compensation and benefits	91,377	93,413
Referring broker fees	38,213	54,827
Advertising and marketing	20,849	14,932
Communication and technology	28,262	33,545
Trading costs, prime brokerage and clearing fees	3,585	3,952
General and administrative	75,790	58,436
Bad debt (recovery) expense	(141)	256,950
Depreciation and amortization	27,289	28,331
Goodwill impairment loss	—	9,513
Total operating expenses	285,224	553,899
Operating loss	(1,168)	(151,621)
Other (Income) Expense
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(206,777)	354,657
Loss on equity method investments, net	3,053	467
Gain on sale of investment	(37,157)	—
Interest on borrowings	77,143	126,560
Income (loss) from continuing operations before income taxes	162,570	(633,305)
Income tax provision	777	181,198
Income (loss) from continuing operations	161,793	(814,503)
Loss from discontinued operations, net of tax	(117,860)	(118,294)
Net income (loss)	43,933	(932,797)
Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	33,408	(324,595)
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(2,804)	—
Net loss attributable to other non-controlling interests	(57,314)	(54,273)
Net income (loss) attributable to Global Brokerage, Inc.	$70,643	$(553,929)

Other Selected Customer Trading Metrics for Continuing Operations

	Years Ended December 31,
	2016	2015
Customer equity (in millions)	$662	$685
Tradeable accounts	155,353	161,632
Active accounts	178,782	177,847
Daily average trades — retail customers	573,846	529,496
Daily average trades per active account	3.2	3.0
Total retail trading volume(1) (billions)	$3,541	$3,862
Retail trading revenue per million traded(1)	$76	$61
Average retail customer trading volume per day(1) (billions)	$13.7	$14.9
Trading days	259	259

(1) Volume that customers traded in period translated into U.S. dollars.

Highlights — Continuing Operations

Total retail trading volumes decreased $321 billion, or 8%, to $3,541 billion for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in volume compared to the prior year period is primarily due to the lower volatility in the EUR/USD pair, which is one of our most popular major pairs traded, after the Brexit vote in June 2016. Retail trading revenue per million traded increased 25% to $76 per million, reflecting a higher proportion of revenue from dealing desk execution and higher revenue per million for CFDs. The number of total active retail customer accounts at December 31, 2016 was $178,782, an increase of 1% from December 31, 2015.

Revenues from Continuing Operations

	Years Ended December 31,
	2016	2015
	(In thousands)
Revenues:
Trading revenue	$276,000	$250,042
Interest income	2,517	1,827
Brokerage interest expense	(888)	(818)
Net interest revenue	1,629	1,009
Other income	6,427	151,227
Total net revenues	$284,056	$402,278

Trading revenue increased by $26.0 million, or 10%, to $276.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an increase in CFD revenues of $32.8 million. With the enhancements to our CFD technology implemented over the past year, we have been able to significantly increase the CFD revenue per million. Revenue from retail FX trading increased $2.5 million, primarily due to higher revenue from dealing desk execution, partially offset by lower revenue from spread and commissions related to lower trading volumes. Revenue from dealing desk execution was approximately 27% of trading revenue for the year ended December 31, 2016.

Revenues derived from the trading of institutional customers decreased $9.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, of which $6.3 million was due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch as of July 1, 2015, and the remainder primarily due to lower revenues from FXCM Pro.

Net interest revenue of $1.6 million for the year ended December 31, 2016 was $0.6 million higher than net interest revenue for the year ended December 31, 2015 due to higher interest on cash held.
Other income of $6.4 million for the year ended December 31, 2016 primarily consists of $3.4 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK, the equity trading business of FSL and Daily FX, $2.8 million of dormancy and ancillary fees and $0.1 million of services fees from FastMatch. Other income of $151.2 million for the year ended December 31, 2015 primarily consists of $145.1 million attributable to the net reversal of our tax receivable agreement liability. During the first quarter of 2015, we reduced the contingent liability under the tax receivable agreement to zero based on the determination that it was more likely than not that the Corporation would not benefit from the tax deduction attributable to the tax basis step-up of which 85% of the benefit would be owed to members of Holdings under the tax receivable agreement. The determination to reduce the tax receivable agreement liability to zero was a direct result of the tax-deductible losses incurred on January 15, 2015 and our future projected taxable income before taking into account the amortization of basis associated with the tax receivable agreement. The remaining $6.1 million of other income in 2015 primarily consists of $2.6 million of service fees related to post-sale services provided to the buyers of FXCMJ, HK and the equity trading business of FSL, $0.3 million of service fees from FastMatch and $3.2 million of account dormancy and ancillary fees.

Operating Expenses from Continuing Operations

	Years Ended December 31,
	2016	2015
	(In thousands)
Operating Expenses:
Compensation and benefits	$91,377	$93,413
Referring broker fees	38,213	54,827
Advertising and marketing	20,849	14,932
Communication and technology	28,262	33,545
Trading costs, prime brokerage and clearing fees	3,585	3,952
General and administrative	75,790	58,436
Bad debt expense	(141)	256,950
Depreciation and amortization	27,289	28,331
Goodwill impairment loss	—	9,513
Total operating expenses	$285,224	$553,899

Total compensation and employee benefits decreased $2.0 million, or 2%, to $91.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily related to lower variable compensation expense of $1.1 million, primarily related to compensation plans implemented during the first quarter of
2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015, and lower salary and benefits expense of $1.2 million, partially offset by a charge of $0.7 million in connection with the renegotiation of an employee contract and a charge of $0.4 million to write off employee advances. Stock-based compensation expense was lower by $0.8 million, largely due to the full vesting of stock grants.

Referring broker fees decreased $16.6 million, or 30%, to $38.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in referring broker fees is related to a decline in indirect trading volumes and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $5.9 million, or 40%, to $20.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. For most of 2015 advertising and marketing spend was curtailed as a result of the events of January 15, 2015. We increased spending to promote our dealing desk execution model and new CFD technology in 2016.

Communication and technology expense decreased $5.3 million, or 16%, to $28.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease is primarily attributable to $4.3 million of lower platform costs for FastMatch, due to institutional customers trading via the FastMatch platform becoming direct customers of FastMatch effective July 1, 2015, $2.2 million lower third party platform fees and $0.7 million lower communication costs, partially offset by $1.3 million higher software licensing and maintenance costs and $0.5 million of higher market data fees.

Trading costs, prime brokerage and clearing fees decreased $0.4 million, or 9%, to $3.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease is primarily attributable to lower prime broker fees related to FastMatch and FXCM Pro and lower trading volumes.

General and administrative expense increased $17.4 million, or 30%, to $75.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase of $17.4 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven (see Note 5, “Notes Receivable” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information); (ii) $7.7 million of fines related to settlements with the CFTC (see Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information); (iii) the settlement of a litigation claim for $2.3 million (see Note 27, “Litigation” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information); (iv) $4.1 million of higher professional fees, including costs related to the Leucadia restructuring and the regulatory actions; (v) $2.5 million to forgive customer debit balances, primarily related to the Brexit event in June 2016 and the GBP flash crash in October 2016; (vi) $0.3 million higher local taxes (vii) $1.1 million of higher occupancy costs, and (viii) $0.8 million related to a recovery under a legal settlement recorded in the year ended December 31, 2015, partially offset by (ix) $1.4 million of insurance recoveries for costs incurred related to the events of January 15, 2015 and the cybersecurity incident; (x) $0.9 million of lower regulatory and bank processing fees; (xi) $0.4 million of lower travel costs, and (xii) a charge of $6.8 million against an uncollected broker receivable recorded in the year ended December 31, 2015.

Bad debt (recovery) expense for the year ended December 31, 2016 was a recovery of $0.1 million resulting from the events of January 15, 2015. Specifically, we experienced losses from customer debit balances of approximately $275.1 million on January 15, 2015, and as of December 31, 2015, we had recovered approximately $9.8 million, for a net loss after recoveries of $265.4 million for the year ended December 31, 2015. Of this total, $257.0 million is recorded in Bad debt expense and $8.4 million is recorded in Income (loss) from discontinued operations, net of tax.

Depreciation and amortization expense decreased $1.0 million, or 4%, to $27.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The $1.0 million decrease is primarily attributable to a decrease in depreciation expense of $1.2 million, which includes $1.4 million related to fully depreciated assets, partially offset by an increase in depreciation of $0.2 million for capitalized software. Amortization expense related to intangibles acquired from customer account acquisitions increased $0.2 million.

During the first quarter of 2015, we performed an interim impairment evaluation of goodwill due to the events of January 15, 2015. This evaluation resulted in the recording of goodwill impairment losses of $9.5 million primarily due to a reduction in the implied fair value of certain institutional businesses subsequent to January 15, 2015. There was no goodwill impairment loss for the year ended December 31, 2016.

Non-Operating Expenses

Gain (Loss) on Derivative Liability — Letter Agreement & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was a gain of $213.0 million for the year ended December 31, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements. The decrease in the estimated fair value of the derivative liability reflects a decrease in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation. The change in the derivative liability related to the Credit Agreement was a loss of $6.2 million for the year ended December 31, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements, due to the change in the fair value of the derivative liability associated with the mandatory prepayment provisions in the Credit Agreement.

Loss on equity method investments, net

Loss on equity method investments of $3.1 million for the year ended December 31, 2016 includes impairment charges totaling $2.6 million to write down the value of our investments in a developer of FX trading software and a developer of FX analytical software due to the determination that the investments were other than temporarily impaired (see Note 6, “Equity Method Investments” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information).

Gain on sale of investment

Gain on sale of investment of $37.2 million for the year ended December 31, 2016 includes a gain on the sale of the DailyFX research website (see Note 4, “Dispositions” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information).

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Years Ended December 31,
	2016	2015
	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$33,879	$27,337
Revolving Credit Agreement	—	38
Convertible Notes	3,881	3,881
Deferred interest expense
Leucadia Credit Agreement	(3,045)	5,789
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	28,110	65,577
Leucadia Credit Agreement issuance fee discount	3,951	8,665
Convertible Notes	5,960	5,607
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	2,844	6,238
Leucadia Credit Agreement debt acquisition costs	353	774
Revolving Credit Agreement	—	1,444
Convertible Notes	1,210	1,210
Total Interest on borrowings	$77,143	$126,560

The decrease in Interest on borrowings of $49.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to lower amortization of original issue discount, lower deferred interest and a lower principal balance on the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. In connection with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term. (See Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information).
The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.
The decrease in amortization of debt issuance costs is primarily related to (1) the termination of the Revolving Credit Agreement effective January 20, 2015, at which time the outstanding balance was repaid in full, which accelerated the amortization of the remaining debt issuance costs, and (2) lower amortization of deferred financing fees related to the Leucadia Credit Agreement.

Income Taxes

	Years Ended December 31,
	2016	2015
	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$162,570	$(633,305)
Income tax provision	777	181,198
Effective tax rate	0.5%	(28.6)%

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings’ operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Group’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the consolidated statements of operations.

The effective tax rates reflect the proportion of income recognized by Global Brokerage, Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

The change in the effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 is predominantly the result of reversing the valuation allowance previously established on the deferred tax assets of the Company to offset the tax provision associated with book income for the period. During 2015, we determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that we would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings, nor would we receive tax benefit from the losses incurred. As a result, a valuation allowance was established on substantially all of the deferred tax assets of the Company due to their doubtful realizability, which was the primary driver of the tax provision recorded for the year ended December 31, 2015. The negative tax rate for the year ended December 31, 2015 reflects the recording of a tax provision on the book loss for the period.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $117.9 million for the year ended December 31, 2016 compared to a loss of $118.3 million for the year ended December 31, 2015. The loss for the year ended December 31, 2016 is primarily due to recording loss on classification as held for sale of $126.5 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets, and a charge of $0.5 million for regulatory penalties related to pre-August 2010 trade execution practices of HK, partially offset by a gain of $0.7 million for the disposition of an equity method investment and operating profits from the remaining entities held for sale of $8.4 million. The loss of $118.3 million for the year ended December 31, 2015 is primarily due to (i) goodwill impairment losses of $54.9 million recorded in the first quarter of 2015, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015; (ii) bad debt expense of $8.4 million related to losses from customer debit balances as a result of the events of January 15, 2015 and (iii) an intangible asset impairment charge of $5.4 million recorded in the first quarter of 2015 included in depreciation and amortization, primarily due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. We also recorded a net loss on classification as held for sale of $66.7 million due to decline in the fair value less costs to sell of the assets since classification of the businesses as held for sale. These amounts were offset by a net gain of $7.3 million related to the sales of FXCMJ, HK and the equity trading business of FSL during 2015, and net operating profit from the remaining held for sale entities of $9.8 million.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that funds generated from our operations and proceeds from the disposition of non-core assets will be sufficient to fund our operating liquidity, capital needs and debt obligations for the next twelve months.

As of December 31, 2016, we had cash and cash equivalents of $210.3 million, including $9.4 million within assets held for sale. We primarily invest our cash and cash equivalents in short-term demand deposits at various financial institutions. In general, we believe all our deposits are with institutions of high credit quality and we have sufficient liquidity to conduct the operations of our businesses.

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

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities, as of December 31, 2016:

	As of December 31, 2016
	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
	(In millions)
Forex Capital Markets, LLC	U.S.	$33.3	$47.5	$14.2
Forex Capital Markets Limited	U.K.	$22.0	$83.4	$61.4
FXCM Australia Pty. Ltd.	Australia	$1.1	$16.6	$15.5
Lucid Markets LLP	U.K.	$4.2	$10.2	$6.0

Effective from January 1, 2016, the Financial Conduct Authority (“FCA”), which regulates Forex Capital Markets Limited, introduced the “Capital Conservation Buffer” (CCB) and a “Countercyclical Capital Buffer” (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

The following table sets forth a summary of our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In thousands)
Cash provided by (used in) operating activities	$21,866	$(293,345)
Cash provided by investing activities	15,324	50,124
Cash (used in) provided by financing activities	(38,858)	120,622
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,680)	(1,575)
Net decrease in cash and cash equivalents	(4,348)	(124,174)
Cash and cash equivalents – end of year	$210,292	$214,640

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the audited consolidated financial statements:

	Years Ended December 31,
	2016	2015

	(In thousands)
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$6,181
Goodwill impairment losses	$—	$54,865
Loss on classification as held for sale assets	$126,511	$66,660
Gain on business dispositions	$—	$7,313
Transaction costs associated with business dispositions	$—	$(7,410)
Gain (loss) on equity method investments, net	$435	$(1,267)
Purchases of office, communication and computer equipment, net	$(182)	$(338)
Proceeds from sale of office, communication and computer equipment	$—	$499
Proceeds from business dispositions, net of cash	$—	$65,979
Gain on disposition of equity method investment	$679	$—

Operating Activities

Details of cash provided by (used in) operating activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2016	2015
	(In thousands)
Net income (loss) and other adjustments	$31,709	$(100,203)
Non-cash equity-based compensation	1,857	4,183
Non-cash — change in tax receivable agreement liability	44	(145,080)
Net interest payments	(37,761)	(31,297)
Cash (paid) received for taxes	(468)	399
All other, net, including net current assets and liabilities	26,485	(21,347)
Net cash provided by (used in) operating activities	$21,866	$(293,345)

Cash provided by operating activities of $21.9 million for the year ended December 31, 2016 is primarily attributable to an increase in net income, adjusted for certain non-cash items, a decrease in net due from/to broker balances of $9.0 million resulting from the net change in open trading positions primarily relating to discontinued operations, and an increase in accounts payable and accrued expenses of $8.6 million primarily due to accruals related to variable compensation and regulatory fines partially offset by interest payments of $37.8 million primarily related to the Leucadia Transaction. Cash used in operating activities of $293.3 million for the year ended December 31, 2015 was primarily attributable to the net losses we experienced from customer debit balances of $265.7 million resulting from the events of January 15, 2015 and interest payments of $31.3 million primarily related to the Leucadia Transaction.

Investing Activities

Details of cash provided by investing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2016	2015
	(In thousands)
Purchases of office, communication and computer equipment, net	$(18,226)	$(17,336)
Proceeds from sale of office, communication and computer equipment, net	—	499
Purchase of intangible assets	(2,000)	(518)
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	36,000	65,979
Payment for equity method investment	(450)	—
Net cash provided by investing activities	$15,324	$50,124

Cash provided by investing activities of $15.3 million during the year ended December 31, 2016 consisted primarily of $36.0 million of net proceeds from the sale of Daily FX, offset by $18.2 million of net capital expenditures, primarily for capitalized software, payments of $2.0 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015 and $0.5 million for the acquisition of an equity method investment.

Cash provided by investing activities of $50.1 million during the year ended December 31, 2015 consisted primarily of $66.0 million of net proceeds from the sales of FXCMJ, HK and the equity trading business of FSL and proceeds of $1.5 million from the collection of notes receivable, offset by $17.3 million of capital expenditures, primarily for capitalized software.

Financing Activities

Details of cash (used in) provided by financing activities are as follows, with amounts in thousands:

	Years Ended December 31,
	2016	2015
	(In thousands)
Distributions to non-controlling members	$(683)	$(14,507)
Proceeds from issuance of stock options	—	321
Common stock repurchases	—	(1)
Payments on borrowings under Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(38,175)	(117,315)
Debt acquisition costs — Credit Agreement	—	(1,876)
Net cash (used in) provided by financing activities	$(38,858)	$120,622

Cash used in financing activities of $38.9 million during the year ended December 31, 2016 consisted of $0.7 million of distributions to other non-controlling interests and $38.2 million of principal payments on borrowings under the Credit Agreement.

Cash provided by financing activities of $120.6 million during the year ended December 31, 2015 consisted primarily of net proceeds received from the Leucadia Transaction of $279.0 million, offset by principal payments of $117.3 million on borrowings under the Credit Agreement and a payment of $25.0 million on outstanding borrowings under the Revolving credit agreement in connection with its termination in January 2015. In addition, distributions of $14.5 million were made during the year ended December 31, 2015, which primarily included distributions of $14.1 million to other noncontrolling interests.

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

•
On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia’s waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and restated Limited Liability Company Agreement of Group, LLC (the “Group Agreement”).

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC has been renamed Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day to day operations of Group and its subsidiaries.

•
On February 2, 2017, the Management Agreement was amended to provide that the Management Agreement may be terminated by a vote of at least three members of the Group Board after the occurrence of certain events including a change of control.

Management Incentive Plan

•
Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), in order to retain and incentivize senior management to maximize cash flow generation and grow the business.

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

•	On February 2, 2017, Group and Leucadia entered into an Acknowledgment whereby Leucadia may terminate the Management Incentive Plan at any time for any reason in its sole discretion.

Leucadia will be entitled to receive additional distributions of proceeds that, when added to their 49.9% membership interest, will result in the following distribution percentages:

Aggregate amount of proceeds	Original Waterfall	Revised Waterfall
Amounts due under the Credit Agreement	100% Leucadia	100% Leucadia
Next $350 million	50% Leucadia / 50% FXCM	45% Leucadia / 45% Holdings / 10.0% Management
Next $500 million	90% Leucadia / 10% FXCM	79.2% Leucadia / 8.8% Holdings / 12.0% Management
All aggregate amounts thereafter	60% Leucadia / 40% FXCM	51.6% Leucadia / 34.4% Holdings / 14.0% Management

For additional information, (See Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

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

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was nil and $1.5 million, for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was nil and the weighted average interest rate was nil. During the year ended December 31, 2015, the weighted average dollar amount of borrowings related to the Revolving Credit Agreement was $1.3 million and the weighted average interest rate was 2.92%.

Senior Convertible Notes due 2018

In June 2013, we issued $172.5 million principal amount of 2.25% Convertible Notes maturing on June 15, 2018 and received net proceeds of $166.5 million, after deducting the initial purchasers’ discount and offering expenses. The Convertible Notes pay interest semi-annually on June 15 and December 15 at a rate of 2.25% per year. The indenture governing the Convertible Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

The Convertible Notes are convertible at an initial conversion rate of 5.32992 shares of our Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62 In addition, following certain corporate transactions that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, we will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, we will deliver shares of Class A common stock (unless we elect to deliver cash in lieu of all or a portion of such shares).

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements as defined by the regulations of the SEC.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
Lease obligations (1)	$35,777	$6,468	$12,773	$6,471	$10,065
Leucadia Credit Agreement (2), (3)	191,072	31,674	159,398	—	—
Convertible Notes	178,322	3,881	174,441	—	—
Deferred payment for customer accounts acquisition	2,982	2,012	970	—
Digital Advertising Agreement related to Sale of DailyFX	9,406	3,117	6,289	—	—
Tax Receivable Agreement (4)	145,631	—	—	—	145,631
Total	$563,190	$47,152	$353,871	$6,471	$155,696
____________________________________
(1) Includes leases that renewed in 2017
(2) Interest is based on the stated step-up coupon rate
(3) Reflects $3.5 million increase to the outstanding principal balance effective February 22, 2017 (see Note 28, “Subsequent Events” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”)
(4) Assumes sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the Tax Receivable Agreement

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, goodwill, other intangible assets, income taxes, litigation contingencies, due to related parties pursuant to tax receivable agreement, derivative liability — Letter Agreement, redeemable non-controlling interest and stock-based compensation.

A summary of our critical accounting policies and estimates is as follows:

Revenue Recognition

We make foreign currency markets for customers trading in FX spot markets. Transactions are recorded on the trade date and positions are marked to market daily with related gains and losses, including gains and losses on open spot transactions, recognized currently in income.

Trading Revenue

Under our retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, we act as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of hedging our positions and eliminating market risk exposure. Trading revenues earned from commissions and mark-up principally represent the difference between our realized and unrealized foreign currency trading gains or losses on our positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Under our dealing desk, or principal, execution model, revenues earned include the markup on the FX trade and our realized and unrealized foreign currency trading gains or losses on our positions with customers. Trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. We earn a commission or a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

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

Goodwill

We recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company operates in a single operating segment, which also represents the reporting unit for purposes of the goodwill impairment test. Annually, or in interim periods if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount (“triggering events”), the Company first performs a qualitative assessment as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is below its carrying amount, the Company proceeds with the quantitative test described below. The Company tests goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 carrying values.

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

The useful lives of our intangible assets are based on the period they are expected to contribute to future cash flows as determined by the Company’s historical experience. The customer relationships are amortized on a straight-line basis over their estimated average useful life of 3 years. Prior to being classified as held for sale, the non-compete agreements, executory contract, trade name and proprietary technology were amortized on a straight-line basis over their estimated average useful lives of 1 years, 3 years, 3 years and 4 years, respectively, however amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

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

Income Taxes

Holdings and Newco each operate in the U.S. as a limited liability company that is treated as a partnership for U.S. federal and state income tax purposes. As result, neither Holdings’ nor Newco’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation and excludes the income attributable to other members whose income is included in Net income attributable to non-controlling interest in Global Brokerage Holdings, LLC in the consolidated statements of operations.

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

Due to Related Parties Pursuant to Tax Receivable Agreement

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. Subsequently, we have had additional unit conversions.  At the IPO, we also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by Global Brokerage, Inc. to these parties of 85% of the benefits, if any, that Global Brokerage, Inc. is deemed to realize as a result of the increase in tax basis resulting from our purchases or exchanges of Holdings Units and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Corporation expects to benefit from the remaining 15% in cash tax savings. Payments under the tax receivable agreement are based on the tax reporting positions that the Corporation takes in preparing its tax returns.

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

Derivative liability — Letter Agreement

The Letter Agreement provided that we would pay in cash to Leucadia a percentage of the net proceeds received in connection with certain transactions, including sales of assets, dividends or distributions, the sale or indirect sale of Group (Newco), the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. In accordance with the guidance in ASC 815, Derivatives and Hedging, several features under the Letter Agreement were accounted for separately as a derivative liability and reported at fair value. We estimated the fair value of the derivative liability under the Letter Agreement using a combination of approaches, including using the common stock price of Global Brokerage, a guideline public company method as well as a discounted cash flow method, then using an option pricing model for the allocation of enterprise value among various components. The valuation techniques used are sensitive to certain key assumptions, including expected volatility. Changes in the fair value of the derivative liability resulting from the Letter Agreement were recorded each quarter in our Consolidated Statements of Operations. Small changes in the assumptions in the models used could materially change the estimated fair value and could materially impact our results in a given period. On September 1, 2016, the Letter Agreement was terminated (see “Redeemable Non-controlling Interest” below for further information).

Redeemable Non-controlling Interest

In exchange for terminating the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. Following a Change of Control (as defined in the Group Agreement and described in Note 19, “Leucadia Transaction” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”), the membership units held by Leucadia are redeemable for cash at an amount equal to the fair market value of Leucadia's economic rights under the Group Agreement. The non-controlling interest held by Leucadia is recorded as Redeemable non-controlling interest and is classified outside of permanent equity on the consolidated statements of financial condition pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). A change of control event that could trigger redemption of Leucadia’s non-controlling interest is not solely within our control. We evaluate the probability of redemption at each reporting date by assessing whether there has been a Change of Control, and whether Leucadia has elected to redeem its non-controlling interest. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value. As of December 31, 2016, we concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable and, accordingly, have not adjusted the Redeemable non-controlling interest to its estimated redemption value pursuant to ASC 480.

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

Management Incentive Plan

In connection with the Restructuring Transaction, we adopted the 2016 Incentive Bonus Plan for Founders and Executives (the "Management Incentive Plan"). The Management Incentive Plan is a long-term program with a five-year vesting period. Distributions under the plan will be made only after the principal and interest under the Credit Agreement have been repaid and will range from 10.0% to 14.0% of the distributions made from Group. If a participant terminates employment, he or she will receive either a non-voting membership interest in Group entitling the participant to the same share of distributions that would have otherwise been received, or a lump-sum cash payment, at the Company's discretion. We determined that the Management Incentive Plan is a share-based payment arrangement that will be accounted for as a liability award under ASC 718.

There is a performance condition associated with the Management Incentive Plan since it only becomes an obligation after the principal and interest under the amended Credit Agreement are fully repaid. Accordingly, we will begin recognizing compensation expense for the award over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, we estimate the fair value of the Management Incentive Plan and assess the probability of repaying the amended Credit Agreement, and therefore of achieving the performance condition. Once the amended Credit Agreement has been repaid, or it is probable that it would be repaid, compensation expense will be recorded for the estimated fair value of the award, recognized using the accelerated attribution method over the five-year requisite service period, which could have an impact on our operating results in future periods. As of December 31, 2016, we determined that it is not probable that the performance condition would be satisfied and, accordingly, have not recognized compensation expense related to the award for the year ended December 31, 2016. As of December 31, 2016, the fair value of the Management Incentive Plan was estimated at $54.1 million.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2, “Significant Accounting Policies and Estimates” in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

As of December 31, 2016, (2.6)% of our net current assets (current assets less current liabilities) were in British pounds, (1.6)% in Hong Kong Dollars, 1.2% in Euros and 1.0% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.6 million in the case of British pounds, $0.4 million for Hong Kong Dollars and $(0.3) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at December 31, 2016, we estimate that a 50 basis point change in interest rates would increase our annual pre-tax income from continuing operations by approximately $4.3 million.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For the year ended December 31, 2016, losses incurred from customer accounts that had gone negative were approximately $2.5 million, primarily related to the Brexit event in June 2016 and the GBP flash crash in October 2016. For the year ended December 31, 2015, losses incurred from customer accounts that had gone negative were approximately $0.5 million (excluding the events of January 15, 2015).

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at December 31, 2016, assuming a 10% reduction in GBP, EUR, JPY and AUD and no market liquidity (i.e., counterparties halt trading GBP, EUR, JPY and AUD), we estimate clients holding long GBP, EUR, JPY and AUD positions would incur debit balances of approximately $3.1 million, $11.2 million, $10.9 million and $5.0 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of December 31, 2016, our exposure to our three largest institutional counterparties, all major global banking institutions, was 32.0% of total assets and the single largest within the group was 13.6% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of December 31, 2016, our net unhedged exposure to CFD customer positions was 12.9% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of December 31, 2016 would result in a $13.4 million adverse impact to our annual pre-tax earnings or loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of December 31, 2016, our net unhedged exposure to FX customer positions was 5.9% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of December 31, 2016 would result in a $6.2 million adverse impact to our annual pre-tax earnings or loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the year ended December 31, 2016 was $12.8 million and the maximum intra-day gross position was $59.7 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in an $6.0 million adverse impact to our annual pre-tax earnings or loss. Lucid has recently started a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2016, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 19.3% of total assets.

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

Various government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2016, on a separate company basis, we were required to maintain approximately $60.6 million of minimum capital in the aggregate across all jurisdictions and approximately $33.3 million of minimum capital for our U.S. entity. As of December 31, 2016, we had approximately $97.1 million of excess adjusted net capital over this required regulated capital in all jurisdictions, including $14.2 million of excess capital in our U.S. entity.

Effective from January 1, 2016, the Financial Conduct Authority (“FCA”), which regulates our U.K. entity, introduced the “Capital Conservation Buffer” (CCB) and a “Countercyclical Capital Buffer” (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Global Brokerage, Inc.
We have audited the accompanying consolidated statements of financial condition of Global Brokerage, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Brokerage, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Brokerage, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Global Brokerage, Inc.
We have audited Global Brokerage, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Global Brokerage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Global Brokerage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Global Brokerage, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2016 and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 17, 2017

Global Brokerage, Inc.

Consolidated Statements of Financial Condition

	As of December 31,
	2016	2015
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$200,914	$203,854
Cash and cash equivalents, held for customers	661,936	685,043
Due from brokers	3,363	3,781
Accounts receivable, net	5,236	1,636
Tax receivable	199	1,766
Assets held for sale	97,103	233,937
Total current assets	968,751	1,130,017
Deferred tax asset	330	14
Office, communication and computer equipment, net	32,815	35,891
Goodwill	23,479	28,080
Other intangible assets, net	6,285	13,782
Notes receivable	—	7,881
Other assets	7,364	11,421
Total assets	$1,039,024	$1,227,086
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$661,936	$685,043
Accounts payable and accrued expenses	55,491	38,298
Due to brokers	1,471	1,073
Other liabilities	2,629	—
Due to related parties pursuant to tax receivable agreement	—	145
Liabilities held for sale	2,325	14,510
Total current liabilities	723,852	739,069
Deferred tax liability	215	719
Senior convertible notes	161,425	154,255
Credit Agreement — Related Party	150,516	147,262
Derivative liability — Letter Agreement	—	448,458
Other liabilities	7,319	16,044
Total liabilities	1,043,327	1,505,807
Commitments and Contingencies (see Notes 21 & 27)
Redeemable non-controlling interest (see Note 3)	46,364	—
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 6,143,297 and 5,602,534 shares issued and outstanding as of December 31, 2016 and 2015, respectively	61	56
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 8 and 25 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1	1
Additional paid-in-capital	389,917	267,369
Accumulated deficit	(460,907)	(531,550)
Accumulated other comprehensive (loss) income	(2,312)	1,004
Total stockholders’ deficit Global Brokerage, Inc.	(73,240)	(263,120)
Non-controlling interests	22,573	(15,601)
Total stockholders’ deficit	(50,667)	(278,721)
Total liabilities, Redeemable non-controlling interest and stockholders’ deficit	$1,039,024	$1,227,086

See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
	(Amounts in thousands, except per share data)
Revenues
Trading revenue	$276,000	$250,042
Interest income	2,517	1,827
Brokerage interest expense	(888)	(818)
Net interest revenue	1,629	1,009
Other income	6,427	151,227
Total net revenues	284,056	402,278
Operating Expenses
Compensation and benefits	91,377	93,413
Referring broker fees	38,213	54,827
Advertising and marketing	20,849	14,932
Communication and technology	28,262	33,545
Trading costs, prime brokerage and clearing fees	3,585	3,952
General and administrative	75,790	58,436
Bad debt (recovery) expense	(141)	256,950
Depreciation and amortization	27,289	28,331
Goodwill impairment loss	—	9,513
Total operating expenses	285,224	553,899
Operating loss	(1,168)	(151,621)
Other (Income) Expense
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(206,777)	354,657
Loss on equity method investments, net	3,053	467
Gain on sale of investment	(37,157)	—
Interest on borrowings	77,143	126,560
Income (loss) from continuing operations before income taxes	162,570	(633,305)
Income tax provision	777	181,198
Income (loss) from continuing operations	161,793	(814,503)
Loss from discontinued operations, net of tax	(117,860)	(118,294)
Net income (loss)	43,933	(932,797)
Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	33,408	(324,595)
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(2,804)	—
Net loss attributable to other non-controlling interests	(57,314)	(54,273)
Net income (loss) attributable to Global Brokerage, Inc.	$70,643	$(553,929)

Income (loss) from continuing operations attributable to Global Brokerage, Inc.	$96,680	$(513,600)
Loss from discontinued operations attributable to Global Brokerage, Inc.	(26,037)	(40,329)
Net income (loss) attributable to Global Brokerage, Inc.	$70,643	$(553,929)

Weighted average shares of Class A common stock outstanding — Basic and Diluted	5,609	5,087

Net income (loss) per share attributable to stockholders of Class A common stock of Global Brokerage, Inc. — Basic and Diluted:
Continuing operations	$17.24	$(100.96)
Discontinued operations	(4.64)	(7.93)
Net income (loss) attributable to Global Brokerage, Inc.	$12.60	$(108.89)

See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2016	2015
	(Amounts in thousands)
Net income (loss)	$43,933	$(932,797)
Other comprehensive (loss) income
Foreign currency translation loss	(5,198)	(4,013)
Realization of cumulative translation adjustment	—	24,923
Other comprehensive (loss) income, net of tax	(5,198)	20,910
Comprehensive income (loss)	38,735	(911,887)
Comprehensive income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	31,903	(316,552)
Comprehensive loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(3,181)	—
Comprehensive loss attributable to other non-controlling interests	(57,314)	(54,289)
Comprehensive income (loss) attributable to Global Brokerage, Inc.	$67,327	$(541,046)

See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

		Global Brokerage, Inc.
	Non- controlling Interests	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Equity (Deficit)
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2015	$358,328	$22,379	$(11,879)	$274,139	4,788,994	$48	34	$1	$643,016
Net loss	(378,868)	(553,929)	—	—	—	—	—	—	(932,797)
Other comprehensive income, net of tax	8,027	—	12,883	—	—	—	—	—	20,910
Comprehensive (loss) income	(370,841)	(553,929)	12,883	—	—	—	—	—	(911,887)
Class A common stock
Repurchase of Class A common stock	(1)	—	—	—	(61)	—	—	—	(1)
Equity-based compensation	2,083	—	—	2,254	—	—	—	—	4,337
Exchange of Holdings Units to Class A common stock	9,157	—	—	(9,165)	808,672	8	(8)	—	—
Assignment of permitted transferees	—	—	—	—	—	—	(1)	—	—
Stock options issued	123	—	—	198	—	—	—	—	321
Vesting of restricted stock units	57	—	—	(57)	4,929	—	—	—	—
Distributions — non-controlling members	(14,507)	—	—	—	—	—	—	—	(14,507)
Balance as of December 31, 2015	(15,601)	(531,550)	1,004	267,369	5,602,534	56	25	1	(278,721)
Net (loss) income	(23,906)	70,643	—	—	—	—	—	—	46,737
Other comprehensive loss, net of tax	(1,505)	—	(3,316)	—	—	—	—	—	(4,821)
Comprehensive (loss) income	(25,411)	70,643	(3,316)	—	—	—	—	—	41,916
Class A common stock
Equity-based compensation	541	—	—	1,155	—	—	—	—	1,696
Exchange of Holdings Units to Class A common stock	5,210	—	—	(5,215)	535,992	5	(17)	—	—
Vesting of restricted stock units	14	—	—	(14)	4,771	—	—	—	—
Distributions — non-controlling members	(1,782)	—	—	—	—	—	—	—	(1,782)
Issuance of redeemable non-controlling interest (see Note 3)	59,602	—	—	126,622	—	—	—	—	186,224
Balance as of December 31, 2016	$22,573	$(460,907)	$(2,312)	$389,917	6,143,297	$61	8	$1	$(50,667)

See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
	(Amounts in thousands)
Cash Flows From Operating Activities
Net income (loss)	$43,933	$(932,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	27,289	40,690
Equity-based compensation	1,857	4,183
Deferred tax (benefit) expense	(781)	187,978
Goodwill impairment losses	—	64,378
Loss on classification as held for sale assets	126,511	66,660
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(206,777)	354,657
Amortization of deferred bond discount	5,960	5,607
Amortization of deferred financing cost	1,210	2,653
Amortization of original issue discount — Credit Agreement	28,110	65,577
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	7,148	15,677
Loss on equity method investments, net	2,618	1,734
Gain on disposition of equity method investment	(679)	—
Provision for debt forgiveness	8,249	—
Gain on business dispositions	(37,157)	(7,313)
Transaction costs associated with business dispositions	(1,755)	(7,410)
Due to related parties pursuant to tax receivable agreement	44	(145,080)
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	23,980	299,572
Due from brokers	8,562	10,287
Accounts receivable, net	(42)	4,749
Tax receivable, net	1,567	92
Other assets	2,494	(5,551)
Customer account liabilities	(23,107)	(298,598)
Accounts payable and accrued expenses	8,621	(5,465)
Other liabilities — Current	2,629	—
Other liabilities — Non-current	(6,759)	6,514
Payments for tax receivable agreement	(188)	(5,352)
Due to brokers	443	(15,240)
Securities sold, not yet purchased	(3,624)	(615)
Foreign currency remeasurement gain (loss)	1,510	(932)
Net cash provided by (used in) operating activities	21,866	(293,345)
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(18,226)	(17,336)
Proceeds from sale of office, communication and computer equipment, net	—	499
Purchase of intangible assets	(2,000)	(518)
Proceeds from notes receivable	—	1,500
Proceeds from business dispositions, net of cash	36,000	65,979
Payments for equity investment, net of cash acquired	(450)	—
Net cash provided by investing activities	15,324	50,124
Cash Flows From Financing Activities
Distributions to non-controlling members	(683)	(14,507)
Proceeds from issuance of stock options	—	321
Common stock repurchases	—	(1)
Payments on borrowings under Revolving credit agreement	—	(25,000)
Proceeds from the Leucadia Transaction	—	279,000
Principal payments on borrowings under the Credit Agreement	(38,175)	(117,315)
Debt acquisition costs — Credit Agreement	—	(1,876)
Net cash (used in) provided by financing activities	(38,858)	120,622
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,680)	(1,575)
Net decrease in cash and cash equivalents	(4,348)	(124,174)
Cash and cash equivalents(1)
Beginning of year	214,640	338,814
End of year	$210,292	$214,640
See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Consolidated Statements of Cash Flows - (continued)

	For the Years Ended December 31,
	2016	2015
	(Amounts in thousands)
Supplemental disclosures of cash flow activities
Cash paid (received) for taxes	$468	$(399)
Cash paid for interest	$37,761	$31,297
Supplemental disclosure of non-cash investing activities
Exchange of Holdings Units for shares of Class A common stock	$(5,210)	$(9,157)
Deferred payment for purchase of intangible assets	$—	$5,482
Proceeds receivable from business disposition	$4,000	$—
Supplemental disclosure of non-cash financing activities
Non-cash distribution to non-controlling members	$1,099	$—
Exchange of Letter Agreement for Redeemable non-controlling interest	$235,509	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$—	$12,359
Equity-based compensation	$—	$1,494
Deferred tax expense	$—	$6,181
Goodwill impairment losses	$—	$54,865
Loss on classification as held for sale assets	$126,511	$66,660
Gain on business dispositions	$—	$7,313
Transaction costs associated with business dispositions	$—	$(7,410)
Gain (loss) on equity method investments, net	$435	$(1,267)
Purchases of office, communication and computer equipment, net	$(182)	$(338)
Proceeds from sale of office, communication and computer equipment	$—	$499
Proceeds from business dispositions, net of cash	$—	$65,979
Gain on disposition of equity method investment	$679	$—

(1) Includes Cash and cash equivalents from continuing and discontinued operations

See accompanying notes to the consolidated financial statements.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Organization

Global Brokerage, Inc. (“Global Brokerage” or the “Corporation”) (f/k/a “FXCM Inc.”), a Delaware holding company incorporated on August 10, 2010, is an online provider of foreign exchange (“FX”) trading, contracts for difference (“CFD”) trading, spread betting and related services to retail and institutional customers worldwide. The Corporation operates through its managing membership interest in Global Brokerage Holdings, LLC (“Holdings”) (f/k/a “FXCM Holdings, LLC”), the Corporation’s sole operating asset. Holdings is a majority-owned, controlled and consolidated subsidiary of the Corporation. In January 2015, Holdings transferred its interest in its operating subsidiaries to FXCM Newco, LLC (“Newco”), which was then a wholly-owned subsidiary of Holdings, formed in connection with the financing arrangement entered into with Leucadia National Corporation (“Leucadia”) (“the Leucadia Transaction”) (see Note 19). On September 1, 2016, the Company completed a restructuring transaction with Leucadia (the "Restructuring Transaction") (see Note 19). In connection with the Restructuring Transaction, the financing arrangement with Leucadia was amended, Newco was renamed FXCM Group, LLC ("Group") and Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest in Group. Group is a majority-owned, controlled and consolidated subsidiary of Holdings. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings, Group and subsidiaries of Group.

As an online provider of FX trading, CFD trading, spread betting and related services, the Company offers its retail and institutional customers access to global over-the-counter FX markets. In a FX trade, a participant buys one currency and simultaneously sells another, a combination known as a “currency pair.” The Company’s proprietary trading platform presents its FX customers with the price quotations on several currency pairs from a number of global banks, financial institutions and market makers (“FX market makers”). The Company’s primary FX offering to retail customers is what is referred to as agency execution or an agency model. Under the agency model, when a customer executes a trade on the price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of hedging our positions and eliminating market risk exposure. The Company earns trading revenue from fees charged as a markup to the price provided by the FX market makers or commissions, not trading profit or losses. We offer a dealing desk, or principal, execution model to smaller retail clients. Under the dealing desk model, the Company maintains its trading position and does not offset the trade with another party on a one for one basis.  As a result, the Company may incur trading losses under the dealing desk model from changes in the prices of currencies where the Company is not hedged. Additionally, the Company offers its customers the ability to trade CFDs and spread betting through its United Kingdom (“U.K.”) subsidiaries. CFDs, primarily a dealing desk offering, allow for the exchange of the difference in the value of a particular asset such as a stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. Spread betting allows our customers to bet on the price fluctuations of various financial markets such as FX, indices, oil and metals.

The Company’s trading revenue also includes commission income generated by facilitating spot FX trades on behalf of institutional customers. The Company offers FX trading services to retail FX and CFD brokers, small hedge funds and emerging market banks, on an agency model basis, through its FXCM Pro offering. The Company also offers Prime of Prime services (“FXCM Prime”) where it provides small and medium sized high frequency trading customers access to prime broker services under the Company’s name. These services allow customers to obtain optimal prices offered by external banks and other price providers. The counterparties to these trades are external financial institutions that hold customer account balances and settle the transactions. The Company receives commissions for providing these services without taking any market or credit risk. The Company, through its 50.1% controlling interest in Lucid Markets Trading Limited, is also an electronic market-maker and trader in the institutional FX market. In addition, through its 50.1% controlling interest in V3 Markets, LLC, the Company has expanded its market making and electronic trading into other asset classes. As discussed below, Lucid Markets Trading Limited and V3 Markets, LLC are included in the Company’s businesses to be disposed of as of December 31, 2016.

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

Global Brokerage, Inc.

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
At the time of Newco's formation in connection with the Leucadia Transaction, the Company determined that Newco was a VIE and concluded that Holdings was the primary beneficiary of Newco, which resulted in the consolidation of the financial results of Newco by Holdings. The Company determined that the Restructuring Transaction (see Note 19) is a reconsideration event under ASC 810 and re-evaluated the previous conclusion that Newco (subsequently renamed to Group) is a VIE. Upon reconsideration, the Company determined that Group remains a VIE and concluded that Holdings is the primary beneficiary of Group since Holdings has the ability to direct the activities of Group that most significantly impact Group’s economic performance and the obligation to absorb losses of Group or the right to receive benefits from Group that could be significant to Group. As a result, Holdings continues to consolidate the financial results of Group.

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 74.5% and 25.5%, respectively, as of December 31, 2016. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 67.9% and 32.1%, respectively, as of December 31, 2015.

The Company’s consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Group, LLC(1)	(“Group”)
FXCM Global Services, LLC	(“Global Services”)
Forex Capital Markets, LLC	(“US”)
FXCM Asia Limited(2)	(“HK”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Pty. Limited	(“Australia”)
FXCM Securities Limited(3)	(“FSL”)
FXCM Japan Securities Co., Ltd.(4)	(“FXCMJ”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
Faros Trading LLC(4)	(“Faros”)
V3 Markets, LLC	(“V3”)
____________________________________
(1) FXCM Newco, LLC was renamed FXCM Group, LLC effective September 1, 2016
(2) Sold by the Company in September 2015
(3) Sold by the Company in December 2015
(4) Sold by the Company in April 2015

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Net income or loss attributable to the non-controlling interest in Holdings in the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders.

Net income or loss attributable to redeemable non-controlling interest in the consolidated statements of operations represents the share of earnings or loss allocated to the non-controlling membership interest in Group held by Leucadia based on the hypothetical liquidation at book value method.

Net income or loss attributable to other non-controlling interests in the consolidated statements of operations represents the portion of earnings or loss attributable to the non-controlling interests of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015), V3 and other consolidated entities based on the economic interests held by the non-controlling members. The non-controlling members of Lucid, Faros (prior to the sale of Faros' operations in the second quarter of 2015) and V3 each hold a 49.9% economic interest in the respective entity. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid that is contingent on services being provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4).

Redeemable non-controlling interest on the consolidated statements of financial condition represents the non-controlling membership interest in Group held by Leucadia. Non-controlling interests on the consolidated statements of financial condition represents the equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the consolidated statements of operations. For the Company’s equity method investments classified as discontinued operations, the carrying value of the investments is included in assets held for sale on the consolidated statements of financial condition and earnings or losses are included in the determination of Income or loss from discontinued operations, net of tax in the consolidated statements of operations (see Note 6).

Reclassifications

Certain reclassifications of prior period amounts related to the Company's retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, have been made to conform to the current period's presentation in the consolidated statements of financial condition.

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

Discontinued Operations

As discussed in Note 1, during the first quarter of 2015, management committed to a plan to dispose of certain businesses. The Company determined that these businesses represent components pursuant to ASC 205-20, Presentation of Financial Statements — Discontinued Operations (“ASC 205-20”). The unsold businesses are considered held for sale at the respective reporting dates. When viewed as a whole, the disposal of these components represents a strategic shift as contemplated by ASC 205-20 and the results of operations are reported as discontinued operations for each period presented (see Note 4).

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Segments

ASC 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. It was determined in the first quarter of 2015 that as a result of the events of January 15, 2015, and the decision to sell certain institutional assets, the composition of the Company’s previously reported Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company’s retail business. Accordingly, the Company operates in a single operating segment for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash at banks, U.S. Treasury bills and other highly liquid instruments with original maturities of less than 90 days at the time of purchase and cash on deposit held with FX and CFD market makers related to economic hedging activities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

Cash and Cash Equivalents, held for customers

Cash and cash equivalents, held for customers represents cash held to fund customer liabilities. At times, balances held in U.S. bank accounts may exceed federally insured limits. This potentially subjects the Company to concentration risk. The Company has not experienced losses in such accounts.

The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity. The Company maintains a corresponding liability in connection with this amount that is included in customer account liabilities in the consolidated statements of financial condition (see Note 11). A portion of the balance is not available for general use due to regulatory restrictions in certain jurisdictions. The restricted balances related to continuing operations were $0.3 billion and $0.4 billion as of December 31, 2016 and 2015, respectively.

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

Derivatives

Derivative financial instruments are accounted for in accordance with ASC 815 and are included in Due from/to brokers in the consolidated statements of financial condition. The Company recognizes all derivative financial instruments in the consolidated statements of financial condition as either assets or liabilities at fair value. The Company enters into futures contracts to (i) economically hedge the open customer contracts on its CFD business and (ii) hedge trading in its electronic market making and institutional foreign exchange spot and futures markets. Futures contracts are exchange traded contracts to either purchase or sell a specific asset at a specified future date for a specified price. Gains or losses on futures contracts related to the Company’s CFD business are included in Trading revenue in the consolidated statements of operations and gains or losses on hedge trading in the Company’s electronic market making and institutional foreign exchange spot and futures markets and other asset classes are included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 22).

Global Brokerage, Inc.

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

When Level 1 inputs are available, those inputs are selected for determination of fair value. To value financial assets and liabilities that are characterized as Level 2 and 3, the Company uses observable inputs for similar assets and liabilities that are available from pricing services or broker quotes. These observable inputs may be supplemented with other methods, including internal models that result in the most representative prices for assets and liabilities with similar characteristics. Multiple inputs may be used to measure fair value, however, the fair value measurement for each financial asset or liability is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement (see Note 23).

Accounts Receivable, net

As of December 31, 2016 and 2015, Accounts receivable, net, consisted primarily of amounts due from institutional customers relating to the Company’s FX business, fees receivable from the Company’s white label service to third parties, interest receivable, a refund of regulatory fees and a broker receivable. As of December 31, 2016, Accounts receivable, net also includes proceeds receivable from the sale of an investment. Receivables are shown net of reserves for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. As of both December 31, 2016 and 2015, the reserve netted against receivables in the consolidated statements of financial condition was $6.8 million, which was recorded against an uncollected broker receivable.

As of December 31, 2016 and 2015, Accounts receivable, net, also includes advances to employees and non-controlling members of Holdings.

Global Brokerage, Inc.

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

Computer equipment	3 to 5 years
Capitalized software	2 to 5 years
Leasehold improvements	Lesser of the estimated economic useful life or the term of the lease
Furniture and fixtures and other equipment	3 to 5 years
Licenses	2 to 3 years
Communication equipment	3 to 5 years

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

Goodwill

The Company recorded goodwill from various acquisitions. Goodwill represents the excess purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company operates in a single operating segment, which also represents the reporting unit for purposes of the goodwill impairment test. Annually, or in interim periods if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount (“triggering events”), the Company first performs a qualitative assessment as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is below its carrying amount, the Company proceeds with the quantitative test described below. The Company tests goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 carrying values.

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

Global Brokerage, Inc.

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

The Company’s equity method investments from continuing operations are included in Other assets in the consolidated statements of financial condition and its share of the earnings or losses is included in Loss on equity method investments, net in the consolidated statements of operations (see Note 6). The Company’s equity method investments related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition and the share of earnings or losses is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4).

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Notes Receivable

Notes receivable represent receivables for notes acquired for cash plus accrued interest. Notes receivable are initially recorded at the amount of cash exchanged plus accrued interest. Interest income on the notes is recorded on an accrual basis and included in Interest income in the consolidated statements of operations. The Company individually assesses its notes receivables for impairment using methods including internally generated cash flow projections to determine if the notes will be repaid under the expected terms of the note agreements. If the Company concludes that the counterparty will not repay a note in accordance with its terms, the Company considers the note impaired and begins recognizing interest income on a cash basis, if any. To measure impairment, the Company calculates the estimated fair value of the collateral. If the estimated fair value of the collateral is less than the carrying value of the note receivable, the Company establishes an impairment reserve for the difference. If it is likely that a note will not be collected based on financial or other business indicators, the Company’s policy is to charge off the note in the period which it deems it uncollectible (see Note 5).

Other Assets

Other assets include prepaid expenses, equity and cost method investments and deposits for rent security (see Note 10). Other assets related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition (see Note 4).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include operating expenses payable, commissions payable, which represents balances owed to referring brokers for trades transacted by customers that were introduced to the Company by such brokers, bonuses payable, income taxes payable, and interest due on borrowings (see Note 12). Accounts payable and accrued expenses related to businesses classified as discontinued operations, which includes amounts due to the Lucid non-controlling members for services provided, is included as a component of liabilities held for sale on the consolidated statements of financial condition (see Note 4).

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased, represent the Company’s obligations to deliver a specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the securities in the market at the prevailing prices. The liability for such securities sold short, included as a component of liabilities held for sale on the consolidated statements of financial condition, is marked to market based on the current fair value of the underlying security at the reporting date. Changes in fair value of securities sold, not yet purchased are recorded as unrealized gains or losses and included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations (see Note 4). The Company repurchased the securities sold short in August 2016 and realized a loss of $1.1 million for the year ended December 31, 2016. Total unrealized gains and losses related to these securities for the years ended December 31, 2016 and 2015 were a gain of $0.6 million and a loss of $0.1 million, respectively.

Due to Related Parties Pursuant to Tax Receivable Agreement

Exchanges of Holdings membership units (“Holdings Units”) for the Corporation’s Class A common stock that are executed by the members of Holdings result in transfers of and increases in the tax basis of the tangible and intangible assets of

Global Brokerage, Inc.

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

Convertible Debt Transactions

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with ASC 470, Debt (“ASC 470”). The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component. The Company recognizes the accretion of the resulting discount as part of interest expense in the consolidated statements of operations.

Derivative Liability — Letter Agreement

At issuance in January 2015, the Letter Agreement was accounted for separately from the Credit Agreement. Pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable is a freestanding financial instrument and should be accounted for separately. Based on the Company’s review of the Letter Agreement, the Company concluded that the Letter Agreement was legally detachable from the Credit Agreement because it could be freely transferred. In addition, the Company determined that the Letter Agreement was separately exercisable since payments to the holder of the Letter Agreement are made after the repayment of the Credit Agreement. Accordingly, the Letter Agreement was determined to be a freestanding financial instrument and was accounted for separately from the Credit Agreement. Further, the Company concluded that the legal form of the Letter Agreement was equity. The Company considered the guidance in ASC 480 and determined that the accounting for the Letter Agreement did not fall within the scope of ASC 480 since the Letter Agreement was not mandatorily redeemable and did not require settlement by issuance of a variable number of equity shares. The Company then considered the guidance under ASC 815, and concluded that several features of the Letter Agreement required bifurcation as embedded derivatives and should be accounted for as a derivative liability. Changes in the fair value of the derivative liability resulting from the Letter Agreement were recorded each reporting period in the consolidated statements of operations. On September 1, 2016, the Letter Agreement was terminated (see “Redeemable Non-controlling Interest” below for further information).

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Redeemable Non-controlling Interest

In connection with the Restructuring Transaction completed on September 1, 2016 (see Note 19), the Amended and Restated Letter Agreement dated January 24, 2015 (the "Letter Agreement") was terminated and the parties signed the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement"). The Group Agreement replaced the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC. In exchange for terminating the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group as discussed above. Following a Change of Control (as defined in the Group Agreement and described in Note 19), the membership units held by Leucadia are redeemable for cash at an amount equal to the fair market value of Leucadia's economic rights under the Group Agreement. Accordingly, the non-controlling interest held by Leucadia is recorded as Redeemable non-controlling interest and is classified outside of permanent equity on the consolidated statements of financial condition pursuant to ASC 480.

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

As indicated above, the membership units held by Leucadia are redeemable for cash following a change of control event (see Note 19), which is not solely within the control of the Company. The Company evaluates the probability of redemption at each reporting date. The Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

Foreign Currency

Foreign denominated assets and liabilities are re-measured into the functional currency at exchange rates in effect at the statements of financial condition dates through the consolidated statements of operations. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period, and are included in Trading revenue in the consolidated statements of operations. The Company recorded gains of $0.8 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.

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

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Trading Revenue

Under the Company’s retail agency FX offering, trading revenue is earned from charging a separate commission or by adding a markup to the price provided by FX market makers generating trading revenue based on the volume of transactions and is recorded on trade date. Under the agency model, when a customer executes a trade on the best price quotation presented by the FX market maker, the Company acts as a credit intermediary, or a riskless principal, simultaneously entering into a trade with the customer and the FX market maker. This agency model has the effect of hedging the Company’s positions and eliminating market risk exposure. Trading revenues earned from commissions and mark-up principally represent the difference between the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers and the systematic hedge gains and losses from the trades entered into with the FX market makers. Under the Company’s dealing desk, or principal, execution model, revenues earned include the markup on the FX trade and the Company’s realized and unrealized foreign currency trading gains or losses on its positions with customers. Trading revenue also includes fees earned from arrangements with other financial institutions to provide platform, back office and other trade execution services. This service is generally referred to as a white label arrangement. The Company earns a commission or a percentage of the markup charged by the financial institutions to their customers. Fees from this service are recorded when earned on a trade date basis.

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

Other Income

Other income includes amounts earned from the sale of market data, fees for post-sale services related to businesses sold, service fees related to an equity method investee, account maintenance fees, ancillary fee income and the net reversal of the tax receivable agreement liability.

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

Global Brokerage, Inc.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company’s stock-based compensation expense is measured at the date of grant, based on the estimated fair value of the award, and recognized on a straight-line basis over the requisite service period of the award, net of estimated forfeitures. The fair value of the Company’s non-qualified stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is based on the fair market value of the Corporation’s Class A common stock on the date of grant, adjusted for the present value of dividends expected to be paid on the Corporation’s Class A common stock prior to vesting. Stock-based compensation expense is included in Compensation and benefits in the consolidated statements of operations (see Note 15).

Management Incentive Plan

In connection with the Restructuring Transaction, the Company adopted the 2016 Incentive Bonus Plan for Founders and Executives (the "Management Incentive Plan"). The Management Incentive Plan is a long-term program with a five-year vesting period. Distributions under the plan will be made only after the principal and interest under the Credit Agreement have been repaid and will range from 10.0% to 14.0% of the distributions made from Group. If a participant terminates employment, he or she will receive either a non-voting membership interest in Group entitling the participant to the same share of distributions that would have otherwise been received, or a lump-sum cash payment, at the Company's discretion. The Company determined that the Management Incentive Plan is a share-based payment arrangement that will be accounted for as a liability award under ASC 718.

Advertising and Marketing

Advertising and marketing costs are charged to operations when incurred.

General and Administrative Expenses

General and administrative expenses include bank processing and regulatory fees, professional and consulting fees, occupancy and equipment expense and other administrative costs. Bank processing fees are costs associated with the processing of credit and debit card transactions. Regulatory fees are volume-based costs and annual fees charged by certain regulatory authorities and include fines and restitution imposed by regulators from time to time. General and administrative expense also includes a provision for forgiveness of a notes receivable and other miscellaneous client debit balances.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings’ operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Group’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the consolidated statements of operations.

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

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group’s operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

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

The Company currently does not plan to permanently reinvest the earnings of its foreign subsidiaries and therefore does record U.S. income tax expense for the applicable earnings. This treatment could change in the future.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to explicitly evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU No. 2014-15 for the year ended December 31, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU No. 2015-02 (i) modifies the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for certain investment companies and similar entities. The Company adopted ASU No. 2015-02 on January 1, 2016 which did not have an impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The costs will continue to be amortized and reported as interest expense. The Company adopted ASU No. 2015-03 on January 1, 2016 on a retrospective basis. The

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

adoption of ASU No. 2015-03 resulted in the reclassification of $2.9 million of unamortized debt issuance costs related to the Senior convertible notes from Other assets to the Senior convertible notes liability within the consolidated statements of financial condition as of December 31, 2015 (see Note 20). The adoption of ASU No. 2015-03 also resulted in the reclassification of $0.5 million of unamortized debt issuance costs related to the Credit Agreement from Other assets to the Credit Agreement liability within the consolidated statements of financial condition as of December 31, 2015 (see Note 19). Other than these reclassifications, the adoption of ASU No. 2015-03 did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU No. 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard is applied to each prior period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard is recognized as of the adoption date. The FASB has also issued the following standards which clarify ASU No. 2014-09, and have the same effective date and transition requirements as ASU No. 2014-09:

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The Company plans to adopt ASU No. 2014-09 on January 1, 2018. At this time, the Company has not yet selected a transition method; however, it is in the process of completing its analysis and expects to decide on a transition method in the first half of 2017. The Company initiated a project team to evaluate the impact of this standard, document the considerations for each revenue stream and begin the implementation process. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete. As a result of the initial evaluation performed, the Company does not expect that there will be changes to the timing of recognition of revenue, but does anticipate certain changes to the classification of revenue in the consolidated statements of operations. The Company also expects additional disclosures to be provided in its consolidated financial statements after adoption of the new standard. The Company will continue to monitor additional modifications, clarifications or interpretations by the FASB that may impact its current conclusions, and will provide further updates in future periods.

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

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

The Company expects to adopt this guidance beginning January 1, 2019 and plans to initiate a project team to evaluate the impact this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC 815-15-25-42. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company adopted this guidance on January 1, 2017 and does not expect it will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted. The Company adopted this guidance on January 1, 2017 and does not expect it will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to classification on the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company adopted this guidance on January 1, 2017 and does not expect it will have a material impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU No. 2016-17 amends the consolidation guidance in ASU No. 2015-02 on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when performing the primary beneficiary analysis under the VIE model. Under ASU No. 2016-17, the single decision maker will consider an indirect interest held by a related party under common control on a proportionate basis. The amendments in ASU No. 2016-17 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities that already have adopted the amendments in ASU No. 2015-02 are required to apply the amendments in this update retrospectively to all relevant prior periods beginning

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

with the fiscal year in which the amendments in ASU No. 2015-02 initially were applied. The Company adopted this guidance on January 1, 2017 and does not expect it will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU No. 2016-18 address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. Under this guidance, companies will be required to present restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The amendments in ASU No. 2016-18 are required to be applied retrospectively and are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt this guidance beginning January 1, 2018 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU No. 2017-04, Step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new guidance, companies will perform their annual, or interim, goodwill impairment test by comparing the reporting unit’s carrying value, including goodwill, to the fair value. An impairment charge would be recorded if the carrying value exceeds the reporting unit’s fair value. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 are required to be applied prospectively and are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to early adopt this guidance effective January 1, 2017 and is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

Note 3. Non-Controlling Interests

Redeemable Non-controlling Interest

In connection with the Restructuring Transaction completed on September 1, 2016 (see Note 19), the Letter Agreement was terminated and the parties signed the Group Agreement as described in Note 2. In exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 2. The non-controlling interest held by Leucadia is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the consolidated statements of financial condition as Redeemable non-controlling interest. As of December 31, 2016, the non-controlling interest in Group is not redeemable and is not probable of becoming redeemable and, consequently, has not been adjusted to its estimated redemption value.

The Company recorded the following activity related to Redeemable non-controlling interest for the year ended December 31, 2016, with amounts in thousands:

Balance as of January 1, 2016	$—
Issuance of redeemable non-controlling interest (net of HLBV allocation, discussed below)	49,285
Net loss attributable to redeemable non-controlling interest	(2,804)
Other comprehensive loss attributable to redeemable non-controlling interest	(377)
Equity-based compensation	260
Balance as of December 31, 2016	$46,364

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

On the date of the Restructuring Transaction, in exchange for the Letter Agreement Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at $49.3 million, which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

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
Changes in the non-controlling and the Corporation’s interests in Holdings for the years ended December 31, 2015 and 2016 are presented in the following table:

	Controlling Units	Non- Controlling Units	Total Units	Global Brokerage, Inc.	Non- Controlling	Total
Balance as of January 1, 2015	4,788,994	3,445,761	8,234,755	58.1%	41.9%	100.0%
Exchange of Holdings Units to Class A common stock	808,672	(808,672)	—	9.8%	(9.8)%	—%
Repurchase of Holdings Units related to repurchase of Class A common stock	(61)	—	(61)	—%	—%	—%
Vesting of restricted stock units	4,929	—	4,929	—%	—%	—%
Balance as of December 31, 2015	5,602,534	2,637,089	8,239,623	67.9%	32.1%	100.0%
Exchange of Holdings Units to Class A common stock	535,992	(535,992)	—	6.6%	(6.6)%	—%
Vesting of restricted stock units	4,771	—	4,771	—%	—%	—%
Balance as of December 31, 2016	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100.0%

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

Note 4. Dispositions

Discontinued Operations

As a result of the losses incurred by the Company on January 15, 2015 related to the Swiss National Bank (“SNB”) releasing the peg of the Swiss Franc to the Euro and the subsequent Leucadia financing arrangement entered into by the Company on January 16, 2015, the Company committed to a plan during the first quarter of 2015 to sell its interests in certain

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 4. Dispositions - (continued)

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

The Company considered the guidance in ASC 205-20 in evaluating the accounting and presentation in the consolidated financial statements of the businesses that have been sold during the period and the remaining businesses to be sold. The operations and cash flows of these businesses are clearly distinguishable and, accordingly, have been determined to represent a group of components as defined in the guidance. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of December 31, 2016. Accordingly, the assets and liabilities of these businesses have been classified as assets and liabilities held for sale in the consolidated statements of financial condition as of December 31, 2016 and 2015.

In accordance with ASC 205-20, to qualify for reporting as a discontinued operation, components that are disposed of or classified as held for sale must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company believes that the dispositions of these businesses represent a strategic shift from the Company’s diversification strategy undertaken for the past several years and concluded that the businesses to be disposed of qualify for reporting as discontinued operations. Accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2016 and 2015.

Completed dispositions

In April 2015, the Company completed the sale of FXCMJ to Rakuten Securities, Inc. ("Rakuten Sec") for a cash purchase price of $62.2 million. The Company recognized a net gain of approximately $2.0 million related to the sale, which included a reversal of $23.4 million of foreign currency translation loss out of accumulated other comprehensive income. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of FXCMJ, the Company agreed to provide certain transitional services, including use of the Company’s trading platform and data services, for no additional consideration for a period of nine months following the date of sale.  The Company estimated the value of these services to be approximately $2.1 million and accordingly allocated $2.1 million of proceeds received as deferred income.  The deferred income was entirely amortized into other income over the nine-month period ending December 31, 2015. The terms of the services agreement provided for the Company to receive a monthly fee for these services beginning January 1, 2016 for a period of ten months ending on October 31, 2016. The Company recorded other income for these transitional services of $1.6 million for the year ended December 31, 2016.

In April 2015, Faros completed the sale of its operations to Jefferies Group LLC. Consideration will be determined quarterly pursuant to an earn-out formula based on Faros’ results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the years ended December 31, 2016 and 2015.

In September 2015, the Company completed the sale of HK to Rakuten Sec for a cash purchase price of $37.9 million. The Company recognized a net gain related to the sale of approximately $12.4 million. The net gain was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of HK, the Company agreed to provide certain transitional services, including use of the Company’s trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale.  The Company recorded $0.6 million and $0.4 million of other income for these transitional services for the years ended December 31, 2016 and 2015, respectively. The terms of the services agreement provide for the Company to receive a monthly fee for these services beginning in June 2016 for an expected period of nine months. The Company recorded other income of $1.2 million related to these service fees for the year ended December 31, 2016.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 4. Dispositions - (continued)

In December 2015, the Company completed the sale of the equity trading business of FSL to AS Expobank for a cash purchase price of $2.3 million. The Company recognized a net loss of approximately $7.1 million related to the sale, which includes a reversal of $1.5 million of foreign currency translation loss out of accumulated other comprehensive income. The net loss was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. In connection with the sale of the equity trading business of FSL, the Company agreed to provide certain transitional services, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. For the years ended December 31, 2016 and 2015, the amount of deferred income amortized into other income for these transitional services was $0.5 million and not material, respectively.

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the years ended December 31, 2016 and 2015, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Revenues
Trading revenue	$31,101	$71,500
Interest income	309	272
Brokerage interest expense	—	(100)
Net interest revenue	309	172
Other income	113	5,700
Total net revenues	31,523	77,372
Operating Expenses
Compensation and benefits	(248)	14,708
Allocation of net income to Lucid members for services provided	3,029	5,064
Total compensation and benefits	2,781	19,772
Referring broker fees	—	208
Advertising and marketing	—	736
Communication and technology	5,694	8,248
Trading costs, prime brokerage and clearing fees	13,062	18,378
General and administrative	2,395	6,314
Bad debt expense	—	8,408
Depreciation and amortization	—	12,359
Goodwill impairment loss	—	54,865
Total operating expenses	23,932	129,288
Operating income (loss)	7,591	(51,916)
Other (Income) Expense
(Gain) loss on equity method investments, net	(1,114)	1,267
Income (loss) from discontinued operations before income taxes	8,705	(53,183)
Net gain on completed dispositions	—	7,313
Loss on classification as held for sale before income taxes	126,511	66,660
Total loss from discontinued operations before income taxes*	(117,806)	(112,530)
Income tax provision	54	5,764
Loss from discontinued operations, net of tax	$(117,860)	$(118,294)
* Total loss from discontinued operations before income taxes attributable to Global Brokerage, Inc. was $26.0 million and $38.7 million for the years ended December 31, 2016 and 2015, respectively.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of December 31, 2016 and 2015, with amounts in thousands:

	As of December 31,
	2016	2015
Assets
Cash and cash equivalents	$9,378	$10,786
Due from brokers (1)	14,090	22,234
Accounts receivable, net	251	178
Office, communication and computer equipment, net	1,336	1,154
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (2) (3)	14,337	15,363
Loss recognized on classification as held for sale	(193,171)	(66,660)
Total assets classified as held for sale on the consolidated statements of financial condition	$97,103	$233,937

Liabilities
Accounts payable and accrued expenses (4)	$2,266	$10,838
Due to brokers (1)	45	—
Securities sold, not yet purchased	—	3,624
Other liabilities	14	48
Total liabilities classified as held for sale on the consolidated statements of financial condition	$2,325	$14,510
____________________________________
(1) Includes as of December 31, 2016 and 2015: a) derivative assets, net of $1.6 million and $0.9 million, respectively; b) Unsettled spot FX, net of $0.2 million and $0.3 million, respectively; c) Unsettled common stock of nil and $3.0 million, respectively; and d) Excess cash collateral of $12.2 million and $18.0 million, respectively.

(2) Includes the Company’s exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchanges. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment. The Company had previously owned shares in the Intercontinental Exchange which were sold in April 2015. The Company recognized a gain $0.1 million related to the sale which was recorded in earnings as a component of Income (loss) from discontinued operations, net of tax for the year ended December 31, 2015. During 2015, the Company acquired additional ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid which were recorded at a total cost of $3.7 million. There were no exchange membership impairments for the years ended December 31, 2016 or 2015. As of both December 31, 2016 and 2015, the carrying value of ownership interests was $4.6 million and the carrying value of shares owned was $4.8 million. In January 2017, the Company sold its ownership interests and shares in CME Group Inc. and expects to recognize a gain of $0.8 million related to the sale during the first quarter of 2017.

(3) Includes the carrying value of the Company’s equity interest in FastMatch of $4.6 million and $4.2 million as of December 31, 2016 and 2015, respectively. The carrying value of the Company’s previously-held equity interest in the V3-related LLC of $1.5 million is included as of December 31, 2015 (see Note 6).

(4) Includes as of December 31, 2016 and 2015 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $0.7 million and $6.5 million, respectively.

Sale of Investment

The Company sold its DailyFX business to FX Publications, Inc. on October 28, 2016 (the “Closing Date”) for a cash purchase price of $40.0 million, payable in two installments. DailyFX is the leading portal for FX trading news, charts, indicators and analysis. The first installment of $36.0 million was paid to the Company on the Closing Date and the proceeds were used to pay down the term loan. The second installment of $4.0 million will be paid to the Company on the completion of

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 4. Dispositions - (continued)

certain migration requirements. The migration was completed on February 24, 2017 and the final payment is expected in the first quarter of 2017. After transaction costs, the Company recognized a gain of $37.2 million related to the sale which is recorded in Gain on sale of investment in the consolidated statements of operations for the year ended December 31, 2016. The Company considered the guidance in ASC 205-20 and determined that since the operations and cash flows of the DailyFX business are not clearly distinguishable, it does not represent a component as defined in the guidance. Consequently, the DailyFX business does not qualify for reporting as a discontinued operation in the consolidated financial statements.

In connection with the sale of the DailyFX business, the Company agreed to provide certain transitional services, including the use of facilities, website and other data services, for no additional consideration for a period of three months following the date of sale. Certain services were subsequently extended for an additional three-month period to end in April 2017 in accordance with the terms of the services agreement. The Company estimated the value of these services to be approximately $0.3 million and accordingly allocated $0.3 million of proceeds received as deferred income, which is included in Accounts payable and accrued expenses on the consolidated statements of financial condition. The deferred income is amortized into other income over the respective three and six-month periods following the date of sale.  The Company recorded $0.1 million of other income for these transitional services for the year ended December 31, 2016.

In connection with the sale of the DailyFX business, the Company also entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements. Until the website migration related to the sale is completed, the quarterly installment payable is approximately $0.7 million. Subsequent to the completion of the migration, the quarterly amount payable will be reduced or increased in accordance with a pre-determined formula based on the actual number of leads received in the previous quarter, compared to the baseline leads as defined in the agreement, not to exceed a total of $0.8 million per quarter. If actual leads received in any given quarter after the migration is complete do not meet a set threshold, the Company has the right to immediately terminate the agreement and will not be required to pay the quarterly fee. As of December 31, 2016, the Company recorded a liability of $0.4 million related to the digital advertising agreement, which is included in Accounts payable and accrued expenses on the consolidated statements of financial condition. The costs associated with the digital advertising agreement are expensed as incurred.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the consolidated statements of operations for the year ended December 31, 2016. The Company recorded $0.1 million and $0.2 million of interest income related to the notes receivable for the years ended December 31, 2016 and 2015, respectively.

Note 6. Equity Method Investments

The Company has a 22.2% equity interest in a developer of FX trading software which is accounted for using the equity method. During the fourth quarter of 2016, the Company evaluated its investment for impairment as a result of declines in the investee’s financial condition, earnings and near-term operational prospects. The Company determined that an impairment of value had occurred that is other-than-temporary and recorded an impairment charge of $2.1 million, which is included in Loss on equity method investments, net in the consolidated statements of operations for the year ended December 31, 2016. The carrying value of the Company’s equity interest in the FX trading software developer is nil and $2.6 million as of December 31, 2016 and 2015, respectively, and is included as a component of Other assets in the consolidated statements of financial condition. The Company’s share of the loss of the FX trading software developer was $0.5 million for both of the years ended December 31, 2016 and 2015 and is included in Loss on equity method investments, net in the consolidated statements of operations.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 6. Equity Method Investments - (continued)

In November 2016, the Company acquired a 30.0% equity interest for $0.5 million in a developer of FX analytical software which is accounted for using the equity method. During the fourth quarter of 2016, the Company evaluated its investment for impairment as a result of declines in the investee’s financial condition, earnings and near-term operational prospects. The Company determined that an impairment of value had occurred that is other-than-temporary and recorded an impairment charge of $0.5 million, which is included in Loss on equity method investments, net in the consolidated statements of operations for the year ended December 31, 2016. The carrying value of the Company’s equity interest in the software developer is nil as of both December 31, 2016 and 2015. The Company’s share of the loss of the FX analytical software developer was nil for both of the years ended December 31, 2016 and 2015.

The Company has a 34.4% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company’s equity interest in FastMatch is classified as a discontinued operation.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company (“V3-related LLC”) that held a 17.26% interest in a firm that delivers investment information to investment professionals. Until December 31, 2015, the other members of the V3-related LLC had not consented to the transfer of the 66.3% non-controlling interest to the Company and the investment had been accounted for using the equity method. On December 31, 2015, the other members of the V3-related LLC approved a resolution to transfer the 66.3% non-controlling interest to the Company and, in a related transaction, to distribute the assets held by the V3-related LLC to its members, including the Company, and subsequently liquidate the V3-related LLC. These transactions were completed during the first quarter of 2016 and resulted in the Company’s acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment was $1.1 million as of December 31, 2016 and is included as a component of Other assets in the consolidated statements of financial condition (see Note 10). As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the year ended December 31, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC in 2016.

The carrying values of the Company's equity interest in FastMatch and the V3-related LLC (prior to its disposition) are included in assets held for sale in the consolidated statements of financial condition. As of December 31, 2016 and 2015, the carrying values of the Company’s equity method investments included in assets held for sale were $4.6 million and $5.7 million, respectively. The Company’s share of the income or loss of FastMatch and the V3-related LLC (prior to its disposition) is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations. Total income (loss) on equity method investments included in Income (loss) from discontinued operations, net of tax was $0.4 million and $(1.3) million for the years ended December 31, 2016 and 2015, respectively.

The Company did not receive any dividend distributions from its equity method investments during the years ended December 31, 2016 and 2015.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 7. Office, Communication and Computer Equipment, net

Office, communication and computer equipment, net consisted of the following as of December 31, 2016 and 2015, with amounts in thousands:

	As of December 31,
	2016	2015
Computer equipment	$12,633	$17,637
Capitalized software	80,624	70,750
Leasehold improvements	8,775	10,024
Furniture and fixtures and other equipment	1,599	1,677
Licenses	2,883	3,026
Communication equipment	1,894	1,885
Total office, communication and computer equipment	108,408	104,999
Less: Accumulated depreciation	(75,593)	(69,108)
Office, communication and computer equipment, net	$32,815	$35,891

Depreciation is computed on a straight-line basis (see Note 2). Depreciation expense from continuing operations, including impairments, included in the consolidated statements of operations was $20.1 million and $21.3 million for the years ended December 31, 2016 and 2015, respectively. Also included in depreciation expense from continuing operations is amortization related to capitalized software development costs of $14.8 million and $14.5 million for the years ended December 31, 2016 and 2015, respectively. Unamortized capitalized software development costs were $23.9 million and $24.7 million as of December 31, 2016 and 2015, respectively.

During 2016 and 2015, the Company disposed of fully depreciated assets from continuing operations of $10.5 million and $13.2 million, respectively. During 2016, the Company recorded a charge of $1.1 million to fully impair the carrying amount of capitalized software and website development costs related to the DailyFX business as a result of its sale during the fourth quarter of 2016 (See Note 4). The impairment charge reduced the gain on sale and is included in Gain on sale of investments in the consolidated statements of operations for the year ended December 31, 2016. There were no impairments of fixed assets for the year ended December 31, 2015.

Office, communication and computer equipment related to businesses to be disposed of are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above. Depreciation related to these assets ceased as of the date they were determined to be held for sale. Depreciation expense related to these assets (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Note 8. Goodwill

The Company performed its annual assessment of goodwill for impairment as of October 1, 2016, (the “Annual Assessment Date”). Due to the negative equity of the reporting unit, the Company performed a qualitative assessment to determine whether it would be necessary to perform the second step of the goodwill impairment test. The Company evaluated qualitative factors, including market and economic conditions, industry-specific events and company-specific financial results, and determined that it was not more likely than not that goodwill was impaired as of the Annual Assessment Date.

In conjunction with the qualitative assessment, the Company performed a calculation of the fair value of the reporting unit as of the Annual Assessment Date primarily using the income approach. The income approach incorporated the use of a discounted cash flow (“DCF”) method whereby the estimated future cash flows and terminal values for the reporting unit are discounted to a present value using a discount rate. The estimated future cash flows are based on management’s forecasts and projections for the reporting unit which are driven by key assumptions, including revenue growth, operating margins, capital expenditures, non-cash expenses and income tax rate. When applicable, various growth rates are assumed for years beyond the current business plan period. The discount rate is based on a market participant weighted-average cost of capital, calculated

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 8. Goodwill - (continued)

based on the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies, market equity risk premium and a company-specific risk factor.

Due to the negative equity of the reporting unit at the Annual Assessment date, the Company assessed the reasonableness of the calculated fair value of the reporting unit by comparing the fair value of the reporting unit, adjusted for the fair value of interest-bearing debt and the fair value of Leucadia’s non-controlling membership units in Group, to the market capitalization of the Company. An implied control premium was then estimated, which represents the excess of the reporting unit’s fair value less adjustments over the market capitalization. Finally, the indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt and the fair value of Leucadia’s non-controlling membership units in Group, was compared to the calculated fair value of the reporting unit. The calculated fair value of the reporting unit exceeded the indicated carrying value of the reporting unit. The fair value calculation was an additional factor considered within the overall qualitative assessment, indicating that it was not more likely than not that goodwill was impaired as of the Annual Assessment Date.

Due to the nature and significance of the regulatory events that occurred in February 2017 (see Note 28), the Company determined that a triggering event had occurred requiring an assessment of goodwill as of December 31, 2016. The Company performed a qualitative assessment to determine whether it was more likely than not that goodwill was impaired as of December 31, 2016. The qualitative assessment considered market conditions and overall financial performance during the fourth quarter of 2016, and included an updated fair value calculation using the same DCF methodology described above. In performing the DCF analysis as of December 31, 2016, the Company adjusted its estimated future cash flows assumptions and financial projections by reflecting the sale of its U.S. customer accounts and the implementation of cost reduction plans. In addition, inputs to the discount rate were revised to reflect changes to the risk-free rate of return and beta. Based on the analysis, the calculated fair value of the reporting unit exceeded its indicated carrying value as of December 31, 2016. As a result of the overall qualitative assessment performed, the Company determined that it was not more likely than not that goodwill was impaired as of December 31, 2016.

As noted above, the regulatory events that occurred subsequent to year-end are considered a triggering event, and will require an interim evaluation of goodwill in the first quarter of 2017. As of the report date, an estimate of the financial impact of this interim assessment cannot be made and will not be determined until the impairment testing is complete.

During the first quarter of 2015, the Company performed an interim impairment assessment of goodwill due to the events of January 15, 2015 and the Company's plan to sell certain businesses. This assessment resulted in the Company recording goodwill impairment losses of $9.5 million from continuing operations primarily due to a decline in the implied fair value of certain institutional businesses subsequent to January 15, 2015. The impairment loss is presented as a separate line item in the consolidated statements of operations and included as a component of Loss from continuing operations for the year ended December 31, 2015.

Changes in goodwill from continuing operations for the years ended December 31, 2015 and 2016 are presented in the following table and reflect the Company’s single operating segment, with amounts in thousands:

Balance as of January 1, 2015	$39,242
Impairment of goodwill	(9,513)
Foreign currency translation and other adjustments	(1,649)
Balance at December 31, 2015	28,080
Foreign currency translation and other adjustments	(4,601)
Balance at December 31, 2016	$23,479

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 9. Other Intangible Assets, net

The Company’s acquired intangible assets consisted of the following as of December 31, 2016 and 2015, with amounts in thousands:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$35,460	$(27,522)	$7,938	$35,460	$(21,223)	$14,237
Foreign currency translation adjustment	(4,971)	2,718	(2,253)	(1,910)	855	(1,055)
Total finite-lived intangible assets	30,489	(24,804)	5,685	33,550	(20,368)	13,182
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$31,089	$(24,804)	$6,285	$34,150	$(20,368)	$13,782

During 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited. The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million (“Threshold”). Additional cash consideration (“Contingent Consideration”) is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of December 31, 2016. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

Customer relationships are amortized on a straight-line basis over three to nine years which approximates the weighted-average useful lives. Indefinite-lived assets are not amortized (see Note 2). Amortization expense from continuing operations included in the consolidated statements of operations was $7.2 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale. Amortization expense related to these assets (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

There was no impairment of intangible assets during the year ended December 31, 2016. During the first quarter of 2015, the Company performed an interim impairment evaluation of intangible assets due to the events of January 15, 2015 and the Company's plans to sell certain businesses. This evaluation resulted in the Company recording impairment losses of $5.4 million due to a decline in the implied fair value of certain institutional businesses subsequent to the events of January 15, 2015. The impairment charge is included as a component of amortization expense within discontinued operations for the year ended December 31, 2015.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 9. Other Intangible Assets, net - (continued)

Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2016 is as follows, with amounts in thousands:

Year Ending December 31,
2017	3,983
2018	1,401
2019	301
2020	—
2021	—
Thereafter	—
$5,685

Note 10. Other Assets

Other assets were comprised of the following as of December 31, 2016 and 2015, with amounts in thousands:

	As of December 31,
	2016	2015
Prepaid expenses	$4,229	$5,807
Equity method investments	—	2,603
Cost method investment	1,103	—
Deposits	1,871	2,727
Other	161	284
Total	$7,364	$11,421

As discussed in Note 2, as a result of the Company's adoption of ASU No. 2015-03 in the first quarter of 2016, deferred debt issuance costs of $3.4 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the respective debt liabilities on the consolidated statements of financial condition (see Notes 19 and 20).

Other assets related to businesses classified as discontinued operations are included as a component of assets held for sale on the consolidated statements of financial condition and are not included in the table above (see Note 4).

Note 11. Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions. This includes cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open FX commitments, CFDs and spread betting. Customer account liabilities were $661.9 million and $685.0 million as of December 31, 2016 and 2015, respectively.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following as of December 31, 2016 and 2015, with amounts in thousands:

	As of December 31,
	2016	2015
Operating expenses payable	$24,926	$16,529
Commissions payable	7,271	8,671
Bonus payable	22,210	11,551
Income tax payable	920	1,375
Interest due on borrowings	162	162
Other	2	10
Total	$55,491	$38,298

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of Class A common stock of Global Brokerage, Inc. The option has a strike price of $22.50. For the years ended December 31, 2016 and 2015, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 721,622 and 749,856 for the years ended December 31, 2016 and 2015, respectively, were excluded because they were antidilutive under the treasury method.

As described in Note 20, in June 2013 Global Brokerage, Inc. issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation’s Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation’s Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 13. Earnings per Share - (continued)

number of shares of the Corporation’s Class A common stock that is necessary to settle such excess is considered issued. For the years ended December 31, 2016 and 2015, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 20, the Company also entered into a warrant transaction whereby the Company sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the years ended December 31, 2016 and 2015, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.
Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. During the years ended December 31, 2016 and 2015, certain members of Holdings exchanged 0.5 million and 0.8 million, respectively, of their Holdings Units on a one-for-one basis, for shares of Class A common stock of the Corporation.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands, except per share data:

	For the Years Ended December 31,
	2016	2015
Basic and diluted net income (loss) per share of Class A common stock:
Numerator
Income (loss) from continuing operations attributable to Global Brokerage, Inc.	$96,680	$(513,600)
Loss from discontinued operations attributable to Global Brokerage, Inc.	(26,037)	(40,329)
Net income (loss) available to holders of Class A common stock	70,643	(553,929)
Earnings allocated to participating securities	—	—
Income (loss) available to common stockholders	$70,643	$(553,929)
Denominator
Weighted average shares of Class A common stock	5,609	5,087
Add dilutive effect of the following:
Stock options and RSUs(1)	—	—
Convertible note hedges	—	—
Warrants	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	5,609	5,087
Net income (loss) per share of Class A common stock — Basic and Diluted:
Continuing operations	$17.24	$(100.96)
Discontinued operations	(4.64)	(7.93)
Basic net income (loss) per share of Class A common stock	$12.60	$(108.89)
____________________________________
(1) No dilutive effect for either period presented, therefore zero incremental shares included

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 14. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of December 31,
	2016	2015
Receivables
Advances to Holdings non-controlling members	$3	$112
Accounts receivable — Lucid non-controlling members	—	15
Advances to employees	55	201
Accounts receivable — Liquidity provider	308	—
Due from Liquidity provider	128	—
Notes receivable and interest — Lucid non-controlling members	—	8,171
Total receivables from related parties	$494	$8,499

Payables
Employees and equity method investments	$732	$1,370
Accounts payable — Equity method investment	180	90
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	741	6,500
Tax receivable agreement	—	145
Total payables to related parties	$1,653	$8,105

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of December 31, 2016 and 2015, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

Included in Current assets held for sale in the consolidated statements of financial condition are advances to the Lucid non-controlling members. As of December 31, 2016 and 2015, advances to the Lucid non-controlling members were nil and not material, respectively.

The Company has advanced funds to several employees. The outstanding balances as of December 31, 2016 and 2015, included in the table above, are included in Accounts receivable, net in the consolidated statements of financial condition.

In July 2016, UK LTD entered into a trading relationship with an affiliate of Leucadia to provide CFD pricing for the Company’s clients. The Leucadia affiliate is 24.0% owned by Jefferies, LLC (“Jefferies”), a wholly-owned subsidiary of Leucadia. For the year ended December 31, 2016, the Company recorded trading profits of $0.7 million which is included in Trading revenue in the consolidated statements of operations. As of December 31, 2016 Accounts receivable, net in the consolidated statements of financial condition included a receivable from the Leucadia affiliate of $0.3 million for trading profits, and Due from broker included a balance of $0.1 million for open trade positions.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution, which is included in Notes receivable in the consolidated statements of financial condition as of December 31, 2015. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which is included in General and administrative expense in the consolidated statements of operations for the year ended December 31, 2016. The Company recorded $0.1 million and $0.2 million of interest income related to the notes receivable for the years ended December 31, 2016 and 2015, respectively.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 14. Related Party Transactions - (continued)

During the year ended December 31, 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both December 31, 2016 and 2015 and is included in assets held for sale (see Note 4).

Customers account liabilities in the consolidated statements of financial condition included balances for employees and equity method investments.

Included in Accounts payable and accrued expenses in the consolidated statements of financial condition are amounts payable to an equity method investee for platform trading services of $0.2 million and $0.1 million as of December 31, 2016 and 2015, respectively. The Company recorded $1.1 million in each of the years ended December 31, 2016 and 2015 for such platform services, which is included in Communication and technology in the consolidated statements of operations.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $0.7 million and $6.5 million as of December 31, 2016 and 2015, respectively, and are included in Current liabilities held for sale in the consolidated statements of financial condition (see Note 4).

Prior to July 1, 2015, the Company received commission or mark-up income from institutional customers’ trades executed on FastMatch's electronic trading platform, an entity in which the Company owns a 34.4% equity interest (see Note 6). The Company paid a per trade fee to FastMatch for use of the platform. Effective July 1, 2015, institutional customers trading via the FastMatch platform became direct customers of FastMatch. Fees collected from customers for trades executed on the FastMatch platform were nil and $6.3 million for the years ended December 31, 2016 and 2015, respectively, and are included in Trading revenue in the consolidated statements of operations. Fees paid to FastMatch were nil and $4.3 million for the years ended December 31, 2016 and 2015, respectively, and are reflected as a component of Communication and technology in the consolidated statements of operations. The Company received $0.1 million and $0.3 million from FastMatch during the years ended December 31, 2016 and 2015, respectively, for occupancy and operational costs, which is included in Other income in the consolidated statements of operations.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During the years ended December 31, 2016 and 2015, certain members of Holdings exchanged 0.5 million and 0.8 million, respectively, of their Holding Units, on a one-for-one basis, for shares of Class A common stock of the Corporation pursuant to the exchange agreement.

Equity Distribution Agreement

Pursuant to the terms of the Equity Distribution Agreement (see Note 16), the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $15.0 million, through Jefferies as a sales agent. Jefferies will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as the Company’s sales agent under the Equity Distribution Agreement. For the year ended December 31, 2016, no amount has been paid to Jefferies. The Company has agreed to reimburse a portion of the expenses that Jefferies incurs in connection with the offer and sale of the common stock. The Company recorded $0.2 million for the year ended December 31, 2016 for reimbursements of such expenses.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings, including former members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $145.6 million and $146.8 million as of December 31, 2016 and 2015, respectively. During the first quarter of

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 14. Related Party Transactions - (continued)

2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of December 31, 2016, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. During the years ended December 31, 2016 and 2015, payments of $0.2 million and $5.4 million, respectively, were made pursuant to the tax receivable agreement. The payment made during the year ended December 31, 2016 relates to the 2014 tax return year. The Corporation does not currently expect to make a payment for the 2015 and 2016 tax years.

Leucadia Transaction

Leucadia maintains a 49.9% equity interest in Group, the Company’s operating subsidiary, and has three directors on the board of directors of Group. See Note 19 for amounts related to the financing transaction with Leucadia that took place in January 2015 and the various aspects of the restructuring transaction effective September 1, 2016.

Other

UK LTD was party to an arrangement with Global Finance Company (Cayman) Limited (“Global Finance”) and Master Capital Group, S.A.L. (“Master Capital”). An affiliated shareholder of the Company beneficially owns more than 90% of the equity of Global Finance and Master Capital. Pursuant to such arrangement, Global Finance and Master Capital were permitted to use the brand name “FXCM” and the Company’s technology platform to act as its local presence in certain countries in the Middle East and North Africa (“MENA”). UK LTD collected and remitted to Global Finance and Master Capital fees and commissions charged by Global Finance and Master Capital to customers in MENA countries. Effective May 4, 2015, UK LTD terminated the arrangement with Global Finance and Master Capital. For the years ended December 31, 2016 and 2015, the fees and commissions related to the arrangement were nil and $0.2 million, respectively, and are included in Referring broker fees in the consolidated statements of operations.

Note 15. Stock-Based Compensation

The Company’s Amended and Restated 2010 Long-Term Incentive Plan (the “LTIP”) permits the grant of various equity-based awards to employees, directors or other service providers of the Company and its subsidiaries. Under the LTIP, the Company has granted non-qualified stock options and other equity awards, including shares of the Corporation’s Class A common stock (“Shares”) and RSUs. The total number of Shares which may be issued under the LTIP is 1,529,500. The Shares issued may consist, in whole or in part, of unissued Shares or treasury Shares. The issuance of Shares shall reduce the total number of Shares available under the LTIP. As of December 31, 2016, 450,417 shares remained available for future issuance.

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

Stock Options

Stock options to purchase Shares are granted to employees (“Employee Stock Options”) and the independent members of the board of directors (“Independent Directors Options”) (collectively, the “Stock Options”). Stock options are granted to employees and independent directors with exercise prices at least equal to the fair market value of a Share on the date the option is granted. The Employee Stock Options have a four-year graded vesting schedule and a contractual term of seven years from the date of grant. The Independent Directors Options vest on the first anniversary after the grant date and have a seven-year contractual term. Under the terms of the LTIP, the Company may issue new Shares or treasury shares upon share option exercise. During the years ended December 31, 2016 and 2015, the Company did not grant Employee Stock Options or Independent Directors Options.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation - (continued)

The following table summarizes the Company’s activity related to the Stock Options as of December 31, 2016 and changes for the year then ended:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	678,019	$136.29
Granted	—	—
Exercised	—	—
Forfeited or expired	22,825	$143.25
Outstanding at December 31, 2016	655,194	$136.05	1.49	$—
Options vested and expected to vest at December 31, 2016	654,513	$136.03	1.49	$—
Options exercisable at December 31, 2016	630,469	$135.09	1.39	$—

There were no options exercised in the years ended December 31, 2016 and 2015. The total grant-date fair value of options vested in the years ended December 31, 2016 and 2015 was $1.4 million and $3.1 million, respectively.

Valuation Assumptions

The fair value of each option awarded to employees is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. Options granted to the Company’s independent directors are considered options granted to employees under ASC 718 as defined therein.

Expected term for the Employee Stock Options and Independent Directors Options is based on the simplified method outlined in ASC 718. In accordance with ASC 718, options are considered to be exercised halfway between the average vesting date and the contractual term of each option grant. The simplified method is applicable for “plain-vanilla” stock options, as defined in ASC 718, only if the Company does not have sufficient historical share option exercise experience upon which to estimate an expected term. The Corporation’s Shares have been publicly traded for approximately six years, however there is a lack of sufficient exercise history for Stock Options during this period, including the most recent two years. Consequently, the Company believes that the simplified method is an applicable methodology to estimate the expected term of the options as of the grant date.

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

Stock-based compensation expense before income taxes attributable to continuing operations for the Employee Stock Options, which is included in Compensation and benefits in the consolidated statements of operations, was $1.2 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. Stock-based compensation expense before income taxes attributable to continuing operations for the Independent Directors Options, which is included in Compensation and benefits in the consolidated statements of operations, was nil and not material for the years ended December 31, 2016 and 2015, respectively. The total compensation cost capitalized and included in Office, communication and computer equipment, net, in the consolidated statements of financial condition was not material and $0.1 million for the years ended December 31, 2016 and

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation - (continued)

2015, respectively. The Company did not recognize any tax benefit related to stock-based compensation expense for the years ended December 31, 2016 and 2015.

As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to unvested Stock Options that is expected to be recognized over a weighted average period of 1.1 years.

There were no cash proceeds received nor any income tax benefits realized from the exercise of Stock Options for the years ended December 31, 2016 and 2015.

Other Equity Awards

The LTIP provides for the grant of other stock-based awards (“Other Equity Awards”) which may include Shares and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, Shares.

RSUs

Service-based RSUs were granted to employees during 2014. The RSUs vest in equal annual installments over a four-year period following the date of grant, subject to the employees’ continuing employment. RSUs that vest are settled by issuance of one Share for each RSU. If the employee terminates for any reason, any RSUs that have not vested as of the date of termination are forfeited and returned to the Company. There were no RSUs granted to employees during the years ended December 31, 2016 and 2015.

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

The following table summarizes the Company’s unvested RSU activity as of December 31, 2016 and changes for the year then ended:

RSUs	Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2016	14,903	$162.50
Granted	—	—
Vested	4,771	$162.50
Forfeited	638	$162.50
Unvested at December 31, 2016	9,494	$162.50	1.96	$67
RSUs expected to vest at December 31, 2016	8,948	$162.50	1.96	$63

The total fair value of RSUs vested during the years ended December 31, 2016 and 2015 was not material.

Stock-based compensation expense before income taxes attributable to continuing operations for RSUs, which is included in Compensation and benefits in the consolidated statements of operations, was $0.7 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. The total compensation cost capitalized for RSUs, which is included in Office, communication and computer equipment, net, in the consolidated statements of financial condition, was $0.1 million for each of the years ended December 31, 2016 and 2015.

As of December 31, 2016, there was $1.4 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.96 years.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation - (continued)

Shares

The Company did not grant Shares as Other Equity Awards during the years ended December 31, 2016 and 2015.

Note 16. Stockholders’ Equity

The Corporation’s authorized capital stock consists of 3,000,000,000 shares of Class A common stock, par value $0.01 per share, 1,000,000 shares of Class B common stock, par value $0.01 per share, and 300,000,000 shares of preferred stock, par value $0.01 per share, of which 55,120 shares have been designated as Series A Junior Participating Preferred Stock.

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

Class A Common Stock Repurchase Program

Our Board of Directors previously approved the repurchase of $80.0 million of Global Brokerage, Inc.’s Class A common stock (the “Stock Repurchase Program”). In November 2014, our Board of Directors approved a $50.0 million incremental increase in the Stock Repurchase Program for an aggregate of $130.0 million. Since inception of the Stock Repurchase Program in May 2011 through November 2016, the Company repurchased 5.1 million pre-reverse split shares for $64.2 million under these authorizations. In November 2016, the Board of Directors of the Company canceled the Stock Repurchase Program.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 16. Stockholders’ Equity - (continued)

The following table presents the changes in the Company’s Class A common stock outstanding during the years ended December 31, 2016 and 2015:

Class A Common Stock
Balance at January 1, 2015	4,788,994
Issued	—
Repurchased in conjunction with vesting of RSUs	(61)
Exchange of Holdings Units to Class A common stock (see Note 3)	808,672
Vesting of RSUs	4,929
Balance at December 31, 2015	5,602,534
Issued	—
Repurchased	—
Exchange of Holdings Units to Class A common stock (see Note 3)	535,992
Vesting of RSUs (see Note 15)	4,771
Balance at December 31, 2016	6,143,297

As of December 31, 2016 and 2015, there were 8 and 25 shares, respectively, of Class B common stock issued and held by the members of Holdings.

As of December 31, 2016 and 2015, there were no shares of the Company’s Series A Junior Participating Preferred Stock outstanding.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

Option Agreement

In April 2015, the Company entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company issued an option to purchase 56,934 shares of the Corporation’s Class A common stock (the “Option”) with an exercise price of $22.50. The Option was exercisable immediately, expires two years from the date of issuance, and includes standard anti-dilution protections. The Option Agreement was entered into as part of a negative equity balance settlement with a customer. The fair value of the Option on the date of issuance was estimated at $0.3 million and was determined using the Black-Scholes-Merton option pricing model. The Option was not exercised during the years ended December 31, 2016 and 2015.

Amendment to Stockholder Rights Plan

In January 2016, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) which amended the Company’s original Rights Agreement (the “Original Rights Agreement”) dated January 29, 2015. In connection with the adoption of the Original Rights Agreement, the Corporation's Board of Directors declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock. The Original Rights Agreement was amended to protect the interests of the Company and its stockholders by helping to preserve the value of the Company’s net operating loss carryforwards and tax credits.

Under the terms of the Amended Rights Agreement, each right initially entitles stockholders to buy one one-thousandth (1/1000) of a share of the Series A Junior Participating Preferred Stock of the Corporation, at an initial exercise price of $44.12, in the event the rights become exercisable. As amended, the rights generally become exercisable if a person or group becomes the beneficial owner of 4.9% or more of (a) the outstanding Class A common stock of the Corporation or (b) the fair market value of all capital stock of the Corporation. Prior to this amendment, the beneficial ownership percentage threshold

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 16. Stockholders’ Equity - (continued)

to trigger the rights plan was 10.0% of all voting securities, a trigger that, after this amendment, remains in place in addition to the aforementioned 4.9% trigger.

The Amended Rights Agreement extends the expiration date of the rights from January 29, 2018 to January 26, 2019, unless the rights are earlier redeemed or exchanged in accordance with the Amended Rights Agreement or the Amended Rights Agreement is earlier terminated by the Company’s Board of Directors.

As of December 31, 2016, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

This amendment is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation’s Class A common stock is currently traded.

Listing on the NASDAQ Global Market

In September 2016, the Corporation provided written notice to the New York Stock Exchange ("NYSE") of its intention to voluntarily delist its Class A common stock on the NYSE and to list on the NASDAQ Global Market of The NASDAQ Stock Market LLC ("NASDAQ"). The listing and trading of the Corporation’s Class A common stock on NYSE ceased at market close on September 23, 2016 and commenced on NASDAQ at market open on September 26, 2016. The Class A common stock traded on NASDAQ under the symbol "FXCM" until the Corporation changed its name to Global Brokerage, Inc. on February 24, 2017 (see Note 28). Effective at market open on February 27, 2017, the Corporation's Class A common stock trades on NASDAQ under the symbol "GLBR."

At-the-Market Common Stock Offering

In October 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Jefferies, as sales agent (the "Sales Agent"). Under the terms of the Equity Distribution Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $15.0 million, through the Sales Agent. The common stock will be sold pursuant to the Company's shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 2, 2016. The Company has not issued or sold any shares pursuant to the Equity Distribution Agreement during the year ended December 31, 2016.

Note 17. Employee Benefit Plan

The Company maintains a defined contribution employee profit-sharing and savings 401(k) plan for all eligible employees. The Company was not required to and made no contributions to the plan for the years ended December 31, 2016 and 2015.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 18. Net Capital Requirements

    The company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of December 31, 2016 and 2015, with amounts in millions:

	As of December 31, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$47.5	$83.4	$16.6	$10.2
Minimum capital requirement	33.3	22.0	1.1	4.2
Excess capital	$14.2	$61.4	$15.5	$6.0

	As of December 31, 2015
	US	UK LTD	Australia	Lucid LLP
Capital	$43.6	$76.3	$12.0	$10.9
Minimum capital requirement	28.3	27.6	0.7	4.0
Excess capital	$15.3	$48.7	$11.3	$6.9

Effective from January 1, 2016, the Financial Conduct Authority (“FCA”), which regulates UK LTD, introduced the “Capital Conservation Buffer” (CCB) and a “Countercyclical Capital Buffer” (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

As a result of regulatory settlements reached with the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”) in February 2017, US has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA (see Note 28).

Note 19. Leucadia Transaction

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

On January 16, 2015, Holdings and Newco entered into a credit agreement (the “Credit Agreement”) with Leucadia, as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations.  On January 16, 2015, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Newco would pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

interests owned by Holdings in its subsidiaries to Newco. The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015. On September 1, 2016, the Company completed a restructuring transaction with Leucadia that, among other changes, amended the Credit Agreement and the Letter Agreement. The principal changes resulting from the restructuring transaction with Leucadia are described below.

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

The Company concluded that the terms of the amended Credit Agreement and the Credit Agreement dated January 24, 2015 are not substantially different. Accordingly, the Amendment is accounted for as a modification on a prospective basis pursuant to ASC 470. The components of interest expense related to the amended Credit Agreement, which are included in Interest on borrowings in the consolidated statements of operations, including contractual interest, deferred interest and previously unamortized discounts, fees and costs, are amortized as an adjustment to interest expense over the remaining term of the amended Credit Agreement using the effective interest method.

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

Management Agreement

Leucadia has agreed to the Management Agreement with Holdings with an initial term through January 15, 2018, renewable automatically for successive one-year periods, unless terminated by Group or by the manager. In the Management Agreement, a number of rights are granted unilaterally to Holdings as the manager, including the right to create and implement a detailed budget, appoint and terminate the executive officers of Group and make day-to-day decisions in the ordinary course. The rights retained by the board of directors of Group are described below under "Leucadia's membership interest in Group." In February 2017, the Management Agreement was amended to provide the board of directors with certain rights of termination (see Note 28).

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

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

Long-term incentive plan participants will receive their share of any distributions or sales proceeds while unvested. In the event that a participant’s employment is terminated other than for cause or due to a material breach of a restrictive covenant, that participant will receive either a non-voting membership interest in Group that entitles the participant to the same share of distributions that would have otherwise been received under the incentive program, or a lump-sum cash payment, at the Company's discretion. In the event that a participant’s employment is terminated for cause or due to a material breach of a restrictive covenant, that participant will not be entitled to distributions following such termination and will forfeit all interests under the Management Incentive Plan. A termination payment will also be paid upon any change of control of Group. For this purpose, a change of control is defined as an event or series of events by which a person or group acquires 50% or more of the voting interests of Group or if, and at the time that, Leucadia’s percentage of ownership of the value of the equity interests of Group becomes less than 16.67%. In February 2017, Group and Leucadia entered into an acknowledgment pursuant to which the parties agree that Leucadia may terminate the Management Incentive Plan on behalf of Group at any time and for any reason in its sole discretion (see Note 28).

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

As of December 31, 2016, the fair value of the Management Incentive Plan was estimated at $54.1 million. As of December 31, 2016, the Company determined that it is not probable that the performance condition would be satisfied and, accordingly, has not recognized compensation expense related to the award for the year ended December 31, 2016.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

Allocations of Group Distributions (Revised Waterfall)

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

Distributable Amount	Revised Waterfall
Amounts due under the amended Credit Agreement	100% Leucadia
Next $350 million	45% Leucadia / 45% Holdings / 10.0% Management
Next $500 million	79.2% Leucadia / 8.8% Holdings / 12.0% Management
All aggregate amounts thereafter	51.6% Leucadia / 34.4% Holdings / 14.0% Management

Leucadia’s Membership Interest in Group

As indicated above, in exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 2.

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

The Company evaluated the rights that Leucadia has related to its membership interest in Group under the Group Agreement, including board seats, voting rights and participation in key decisions that affect Group, as described above. The Company concluded that the legal form of the membership interest held by Leucadia is equity. The Company then considered

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

the guidance under ASC 815 and concluded that none of the features of the Group Agreement are required to be bifurcated and accounted for separately as a derivative.

As the economic substance of the instrument significantly changed when Leucadia received non-controlling membership units in Group, the Company concluded that the exchange of the Letter Agreement for the membership interest is an extinguishment of the Letter Agreement. Accordingly, the derivative liability resulting from the Letter Agreement was derecognized as of the date of the Restructuring Transaction. As of the date of the Restructuring Transaction, the estimated fair value of the derivative liability was $235.5 million, which was also the fair value of the non-controlling membership units in Group, resulting in no gain or loss recognized on the exchange. The change in the estimated fair value of the derivative liability between January 1, 2016 and the date of the Restructuring Transaction was a gain of $212.9 million and is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations for the year ended December 31, 2016. As of December 31, 2015, the fair value of the derivative liability resulting from the Letter Agreement was estimated at $448.5 million and is included in Derivative liability — Letter Agreement on the consolidated statements of financial condition.

The Company considered the guidance in ASC 480 and determined that the non-controlling interest held by Leucadia falls within the scope of ASC 480 because it is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the consolidated statements of financial condition as Redeemable non-controlling interest. The Company evaluates the probability of redemption at each reporting date. As of December 31, 2016, the Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable as the likelihood that the redemption feature will be triggered is not considered probable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

The allocation of the cash distributions and earnings or loss from Group based on the Revised Waterfall differs from the controlling and non-controlling members' stated ownership percentages. The Company determined that the Revised Waterfall represents a substantive profit sharing arrangement and concluded that the appropriate methodology for calculating the Redeemable non-controlling interest at each reporting date is the HLBV method, as discussed in Note 2. The Company applies the HLBV method using a balance sheet approach. Under the HLBV method, a calculation is performed at each balance sheet date to determine the amount the controlling and non-controlling member would each hypothetically receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall. The difference between the liquidating distribution amounts calculated at the beginning and end of each period, after adjusting for capital contributions and distributions, is the controlling and non-controlling member's share of the earnings or loss from Group. The non-controlling member's share is reported in Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC in the consolidated statements of operations.

At the date of the Restructuring Transaction, the Redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Revised Waterfall to establish a carrying amount for the non-controlling interest at issuance on September 1, 2016 of $49.3 million (see Note 3). The share of the income and other comprehensive income of Group for the period from inception through December 31, 2016 attributable to the non-controlling member was allocated based on the HLBV method. As of December 31, 2016, the carrying amount of the Redeemable non-controlling interest on the consolidated statements of financial condition was $46.4 million.

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

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). Beginning with the fourth quarter of 2016, the interest rate on the loan is 20.5%, which is fixed until maturity. Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate. The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments during the year ended December 31, 2016.

The Credit Agreement requires the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of December 31, 2016, the Company has paid $155.5 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

As of December 31, 2016, the Company estimated the fair value of the derivative liability related to the embedded derivatives bifurcated from the Credit Agreement by using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios. The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model which models expected cash flows over the life of the debt.

As of December 31, 2016 and 2015, the fair value of the derivative liability resulting from the Credit Agreement was estimated at $6.2 million and nil, respectively, and is included in Credit Agreement on the consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations.

The balance of the Credit Agreement as of December 31, 2016 and 2015 was as follows, with amounts in thousands:

	As of December 31,
	2016	2015
Debt principal	$154,509	$192,685
Original issue discount	(7,857)	(35,967)
Discount — issuance fee	(1,276)	(5,227)
Deferred financing fee	(918)	(3,762)
Debt issuance costs	(114)	(467)
Embedded derivative — Mandatory prepayment provision	6,172	—
Debt — net carrying value	$150,516	$147,262

Interest expense related to the Credit Agreement, included in Interest on borrowings in the consolidated statements of operations for the years ended December 31, 2016 and 2015, consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Contractual interest	$33,879	$27,337
Deferred interest	(3,045)	5,789
Amortization of original issue discount	28,110	65,577
Amortization of issuance fee discount	3,951	8,665
Amortization of deferred financing fee	2,844	6,238
Amortization of debt issuance costs	353	774
Total interest expense — Credit Agreement	$66,092	$114,380

The Company records deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Subsequent to the date of the Restructuring Transaction, the discount is amortized over the remaining term of the amended Credit Agreement. Amortization of the issuance fee included in Interest on borrowings was $4.0 million and $8.7 million for the years ended December 31, 2016 and 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations for the year ended December 31, 2015.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 19. Leucadia Transaction - (continued)

million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and are amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred issuance costs are amortized over the remaining term of the amended Credit Agreement. Amortization of Credit Agreement issuance costs included in Interest on borrowings was $0.4 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. The portion allocated to the Letter Agreement is reflected in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations for the year ended December 31, 2015. As discussed in Note 2, as a result of the Company’s adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $0.5 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the Credit Agreement liability on the consolidated statements of financial condition.

The deferred financing fee of $10.0 million is amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred financing fee is amortized over the remaining term of the amended Credit Agreement. Amortization of the deferred financing fee included in Interest on borrowings was $2.8 million and $6.2 million for the years ended December 31, 2016 and 2015, respectively. The deferred financing fee was paid on April 1, 2015.

The Company recorded a recovery of bad debt expense of $0.1 million from continuing operations in the consolidated statements of operations for the year ended December 31, 2016 related to the events of January 15, 2015. There was zero bad debt expense from discontinued operations in the consolidated statements of operations for the year ended December 31, 2016 related to the events of January 15, 2015. Bad debt expense from continuing operations in the consolidated statements of operations for the year ended December 31, 2015 includes net expense of $257.0 million related to the debit balances. Bad debt expense for the year ended December 31, 2015 includes $0.1 million of reversal of recoveries returned to clients, as well as $0.3 million reversal of recovery as payment for an option agreement entered into with a customer as part of a negative equity balance settlement (see Note 16). Bad debt expense from continuing operations for the year ended December 31, 2015 reflects net recoveries of $9.7 million. Bad debt expense included in Loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2015 includes net expense of $8.4 million related to the debit balances, which reflects recoveries during this period of $0.1 million.

Note 20. Debt

Revolving Credit Agreement

In December 2011, Holdings entered into a credit agreement (“Revolving Credit Agreement”) with a syndicate of financial institutions. In January 2015, in connection with the Leucadia Transaction, Holdings’ outstanding balance under the Revolving Credit Agreement of $25.0 million was repaid in full and the Revolving Credit Agreement was terminated effective January 20, 2015.

Interest expense related to borrowings under the Revolving Credit Agreement, including the amortization of debt financing costs, included in Interest on borrowings in the consolidated statements of operations was $1.5 million for the year ended December 31, 2015. For the same period, the weighted average dollar amount of borrowings under the Revolving Credit Agreement was $1.3 million and the weighted average interest rate was 2.92%.

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

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 20. Debt - (continued)

With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction will initially be $212.40 per share of the Corporation’s Class A common stock. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $212.40 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the Company recorded the cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction to additional paid-in capital in stockholders’ equity in the consolidated statements of financial condition and the recorded values will not be adjusted for subsequent changes in their respective fair values.

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

Under ASC 470, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in additional paid-in capital in the stockholders' equity section of the Company's consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million consisting of $172.5 million of principal net of original issuance discount of $29.1 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The Company incurred $6.0 million of Convertible Notes issuance costs. The debt issuance costs will be amortized to interest expense over the life of the Convertible Notes. As discussed in Note 2, as a result of the Company’s adoption of ASU No. 2015-03 in the first quarter of 2016, unamortized debt issuance costs of $2.9 million as of December 31, 2015 were reclassified from Other assets, as previously reported, to the Senior convertible notes liability on the consolidated statements of financial condition.

The balances of the liability and equity components as of December 31, 2016 and 2015 were as follows, with amounts in thousands:

	As of December 31,
	2016	2015
Liability component — principal	$172,500	$172,500
Deferred bond discount	(9,355)	(15,315)
Deferred debt issuance costs	(1,720)	(2,930)
Liability component — net carrying value	$161,425	$154,255
Equity component	$29,101	$29,101

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 20. Debt - (continued)

Interest expense related to the Convertible Notes, included in Interest on borrowings in the consolidated statements of operations, consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Stated coupon rate	$3,881	$3,881
Amortization of deferred bond discount	5,960	5,607
Amortization of debt issuance cost	1,210	1,209
Total interest expense — Convertible note	$11,051	$10,697

Note 21. Commitments

Digital Advertising Agreement

In connection with the sale of the DailyFX business in October 2016, the Company entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements (see Note 4). The Company has the right to immediately terminate the agreement if actual leads received in any given quarter do not meet a set threshold.  The costs associated with the digital advertising agreement are expensed as incurred.
Future payments under the three-year digital advertising agreement are as follows as of December 31, 2016, with amounts in thousands:

Year Ending December 31,
2017	$3,117
2018	3,281
2019	3,008
Total	$9,406
The advertising expense under the digital advertising agreement was $0.4 million for the year ended December 31, 2016 and is included in Advertising and marketing expense in the consolidated statements of operations.
Guaranty

In July 2015, the Company entered into a guaranty with Citibank, N.A. (the “Guaranty”) following the transition of certain institutional customers from the Company to FastMatch (see Note 14). Under the terms of the Guaranty, the Company agreed to guaranty FastMatch for any liabilities and other amounts that became due and payable by FastMatch for services provided by Citibank N.A. as the intermediating counterparty for trading transactions executed on the FastMatch platform. The Guaranty expired on March 1, 2016 and was not renewed. No payments were made by the Company to Citibank N.A. under the terms of the Guaranty.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 21. Commitments - (continued)

Operating Lease Commitments

The Company leases office space under operating leases. Some of the lease agreements contain renewal options ranging from 3 to 5 years at prevailing market rates. The leases for the office facilities are subject to escalation factors primarily related to property taxes and building operating expenses. As of December 31, 2016, future minimum lease payments under non-cancelable operating leases with terms in excess of one year, including leases that renewed in 2017, are as follows, with amounts in thousands:

Year Ending December 31,
2017	$6,468
2018	4,768
2019	4,633
2020	3,372
2021	3,390
Thereafter	13,146
$35,777

The aggregate operating lease expense from continuing operations, included in General and administrative expense in the consolidated statements of operations, for the years ended December 31, 2016 and 2015 was $7.3 million and $6.2 million, respectively. As of December 31, 2016, there were no sublease commitments. The Company leases its corporate office location under an operating lease agreement expiring in May 2026.

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

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company’s derivative assets and liabilities held for trading purposes in connection with Lucid and V3 are recorded in Assets held for sale and Liabilities held for sale, respectively, on the consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 are included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

The Company is exposed to risks relating to its derivatives trading positions from the potential inability of counterparties to perform under the terms of the contracts (credit risk) and from changes in the value of the underlying financial

Global Brokerage, Inc.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of December 31, 2016 and 2015. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of December 31, 2016
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets held for sale(1)	$3,209	$10,562	$—	$—
CFD contracts	Due from brokers(2)	131	24,286	—	—
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale (1) (2)	4,868	839,975	5,720	763,605
OTC options	Current assets/liabilities held for sale(1)	270	24,595	225	33,249
Total derivatives, gross		$8,478	$899,418	$5,945	$796,854
Netting agreements and cash collateral netting		(4,854)		(4,854)
Total derivatives, net		$3,624		$1,091
____________________________________
(1) As of December 31, 2016, the aggregate fair value of derivative assets and liabilities, gross attributable to discontinued operations is $4.3 million and $2.7 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $2.7 million and $2.7 million, respectively.
(2) As of December 31, 2016, the aggregate fair value of derivative assets and liabilities, gross attributable to continuing operations is $4.2 million and $3.3 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $2.2 million and $2.2 million, respectively.

		As of December 31, 2015
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Current assets/liabilities held for sale(3)	$6,503	$15,399	$5,805	$18,282
CFD contracts	Due from/Due to brokers(4)	206	109,715	36	99,036
Futures contracts	Due from/Due to brokers and Current assets/liabilities held for sale(3) (4)	4,212	794,960	3,102	1,047,239
Total derivatives, gross		$10,921	$920,074	$8,943	$1,164,557
Netting agreements and cash collateral netting		(8,909)		(8,909)
Total derivatives, net		$2,012		$34
____________________________________

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 22. Derivative Financial Instruments - (continued)

(3) As of December 31, 2015, the aggregate fair value of derivative assets and liabilities, gross attributable to discontinued operations is $9.7 million and $8.8 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $8.8 million and $8.8 million, respectively.
(4) As of December 31, 2015, the aggregate fair value of derivative assets and liabilities, gross attributable to continuing operations is $1.2 million and $0.1 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $0.1 million and $0.1 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the consolidated statements of operations for the years ended December 31, 2016 and 2015, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Exchange traded options(5)	$2,463	$8,573
CFD contracts(6)	(749)	(9,166)
Futures contracts(7)	(52,687)	49,485
OTC options(5)	31	1,086
Total	$(50,942)	$49,978
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations.
(6) Included in Trading revenue in the consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the consolidated statements of operations is $(60.7) million and $31.2 million for the years ended December 31, 2016 and 2015, respectively.
Note 23. Fair Value Measurements

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

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
U.S. Treasury bills	$2,198	$—	$—	$—	$2,198
Derivative assets:
Exchange traded options	3,209	—	—	—	3,209
Futures contracts	4,868	—	—	—	4,868
CFD contracts	—	131	—	—	131
OTC options	—	270	—	—	270
Netting	—	—	—	(4,854)	(4,854)
Total derivative assets(1)	8,077	401	—	(4,854)	3,624
Total assets	$10,275	$401	$—	$(4,854)	$5,822

Financial Liabilities:
Customer account liabilities	$—	$661,936	$—	$—	$661,936
Derivative liabilities:
Futures contracts	5,720	—	—	—	5,720
OTC options	—	225	—	—	225
Netting	—	—	—	(4,854)	(4,854)
Total derivative liabilities(1)	5,720	225	—	(4,854)	1,091
Mandatory Prepayment Provision — Credit Agreement	—	—	6,172	—	6,172
Total liabilities	$5,720	$662,161	$6,172	$(4,854)	$669,199

As of December 31, 2016, the Company’s total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.0 billion and $2.7 billion, respectively. The Company’s total net notional value for open FX and CFD positions was $2.1 billion.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2015
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
Derivative assets:
Exchange traded options	$6,503	$—	$—	$—	$6,503
CFD contracts	—	206	—	—	206
Futures contracts	4,212	—	—	—	4,212
Netting	—	—	—	(8,909)	(8,909)
Total derivative assets(1)	10,715	206	—	(8,909)	2,012
Total assets	$10,715	$206	$—	$(8,909)	$2,012

Financial Liabilities:
Customer account liabilities	$—	$685,043	$—	$—	$685,043
Derivative liabilities:
Exchange traded options	5,805	—	—	—	5,805
CFD contracts	—	36	—	—	36
Futures contracts	3,102	—	—	—	3,102
Netting	—	—	—	(8,909)	(8,909)
Total derivative liabilities(1)	8,907	36	—	(8,909)	34
Securities sold, not yet purchased(2)	3,624	—	—	—	3,624
Letter Agreement	—	—	448,458	—	448,458
Total liabilities	$12,531	$685,079	$448,458	$(8,909)	$1,137,159

As of December 31, 2015, the Company’s total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.5 billion and $2.5 billion, respectively. The Company’s total net notional value for open FX and CFD positions was $2.2 billion.
____________________________________
(1) Attributable to continuing and discontinued operations. See Note 22 for details of the classification of amounts on the consolidated statements of financial condition.
(2) Attributable to discontinued operations. Amounts classified as held for sale on the consolidated statements of financial condition (see Note 4).

U.S. Treasury Bills

U.S. Treasury bills, included in Cash and cash equivalents on the consolidated statements of financial condition, are measured at fair value based on quoted market prices in an active market.

Derivative Assets and Liabilities

Exchange traded options and open futures contracts are measured at fair value based on exchange prices. CFD contracts and over-the-counter (“OTC”) options are measured at fair value based on market price quotations (where observable) obtained from independent brokers.

Customer Account Liabilities

Customer account liabilities represent amounts due to customers related to cash and margin transactions, including cash deposits and gains and losses on settled FX, CFDs and spread betting trades as well as unrealized gains and losses on open

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

FX commitments, CFDs and spread betting. Customer account liabilities, included on the consolidated statements of financial condition, are measured at fair value based on the market prices of the underlying products.

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

On September 1, 2016, in conjunction with the Restructuring Transaction, the Letter Agreement was terminated and its material terms are now reflected in the Group Agreement (see Note 19). The Company determined the fair value of the derivative liability resulting from the Letter Agreement as of August 31, 2016 (just prior to the termination of the Letter Agreement) by using an enterprise valuation based on the traded (or closing) common stock price of the Corporation of $9.33. This valuation approach incorporated an option pricing model for the allocation of enterprise value between the derivative liabilities resulting from the Letter and Credit Agreements, the Management Incentive Plan, common stock and convertible debt.

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

Prior to the date of the Restructuring Transaction, the derivative liability resulting from the Letter Agreement, included on the consolidated statements of financial condition, was marked to market at each reporting date and changes in the fair value were recorded through earnings in the consolidated statements of operations as gains or losses resulting from the Letter Agreement.

Mandatory Prepayment Provision — Credit Agreement

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives in accordance with ASC 815. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. The fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement is estimated using the “with” and “without” method. Using this methodology,

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios. The fair value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model. Specifically, to estimate the fair value of the Credit Agreement, the expected cash flows were modeled over the life of the debt, including the extension of the maturity date by one year as part of the Restructuring Transaction.

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs include the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. A recovery rate of 53.4% was used in the valuation as of December 31, 2016, which was estimated using market observed long-term average recovery rates for debt instruments of similar seniority. The timing for the remaining businesses to be sold was estimated by management to occur within the first half of 2017.

The derivative liability resulting from the mandatory prepayment provision, included in the Credit Agreement on the consolidated statements of financial condition, is marked to market at each reporting date and changes in the fair value are recorded through earnings in the consolidated statements of operations as gains or losses resulting from the Credit Agreement. The valuation techniques used are sensitive to certain key assumptions. For example, a 5.0% increase (decrease) in the market price of the Senior convertible notes would result in a decrease of approximately $2.7 million (increase of approximately $2.6 million) in this valuation, assuming no other change in any other factors considered.

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated statements of financial condition, with amounts in thousands:

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$1,600	$1,600	$—	$1,600	$—
Due from brokers — excess cash collateral (5)	12,229	12,229	—	12,229	—
Exchange memberships (5)	9,434	10,190	—	10,190	—
Total assets	$23,263	$24,019	$—	$24,019	$—

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$425	$425	$—	$425	$—
Senior convertible notes	161,425	94,875	—	94,875	—
Credit Agreement	150,516	148,813	—	—	148,813
Total liabilities	$312,366	$244,113	$—	$95,300	$148,813

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 23. Fair Value Measurements - (continued)

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX (4)	$2,939	$2,939	$—	$2,939	$—
Due from brokers — unsettled common stock (5)	3,054	3,054	—	3,054	—
Due from brokers — excess cash collateral (5)	18,010	18,010	—	18,010	—
Notes receivable	7,881	7,881	—	—	7,881
Exchange memberships (5)	9,434	8,655	—	8,655	—
Total assets	$41,318	$40,539	$—	$32,658	$7,881

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,039	$1,039	$—	$1,039	$—
Senior convertible notes	157,185	121,187	—	121,187	—
Credit Agreement	147,729	192,685	—	—	192,685
Total liabilities	$305,953	$314,911	$—	$122,226	$192,685
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

Global Brokerage, Inc.

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

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the years ended December 31, 2016 and 2015, with amounts in thousands:

	Year Ended December 31, 2016
	Balance as of December 31, 2015	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of December 31, 2016
Letter Agreement	$448,458	$(212,949)	$(235,509)	$—
Mandatory Prepayment Provision — Credit Agreement	—	6,172	—	6,172
Total Level 3 liabilities	$448,458	$(206,777)	$(235,509)	$6,172

	Year Ended December 31, 2015
	Balance as of December 31, 2014	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of December 31, 2015
Letter Agreement	$—	$354,022	$94,436	$448,458
Total Level 3 Liabilities	$—	$354,022	$94,436	$448,458

The net unrealized gains and losses summarized in the tables above are related to the changes in the fair value of the Letter Agreement and the embedded derivative related to the mandatory prepayment provision of the Credit Agreement for the years ended December 31, 2016 and 2015 and are included in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

Note 24. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings’ operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings’ nor Group’s income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group’s operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to local taxes.

Income (loss) from continuing operations before income taxes, as shown in the consolidated statements of operations, includes the following components, with amounts in thousands:

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

	For the Years Ended December 31,
	2016	2015
Domestic	$100,414	$(628,527)
Foreign	62,156	(4,778)
	$162,570	$(633,305)

The provision for income taxes attributable to continuing operations consists of the following, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Current
Federal income tax benefit	$—	$(176)
State and local tax benefit	(34)	(11)
Foreign income tax expense (benefit)	1,592	(412)
Subtotal	1,558	(599)

Deferred
Federal income tax	—	172,618
State and local income tax	—	7,474
Foreign income tax (benefit) expense	(781)	1,705
Subtotal	(781)	181,797
Total provision for taxes attributable to continuing operations	$777	$181,198

The following table reconciles the provision for income taxes attributable to continuing operations to the U.S. federal statutory tax rate:

	For the Years Ended December 31,
	2016	2015
Statutory U.S. federal income tax rate	34.0%	34.0%
Income passed through to non-controlling members	(10.6)	(17.0)
State and local income tax	2.1	1.3
Foreign income tax	(0.3)	(1.1)
Tax Receivable Agreement true-up	—	7.8
Loss on liquidation of subsidiary	(1.4)	—
Non-deductible penalty	1.1	—
Valuation allowance	(27.1)	(50.9)
Non-deductible interest	2.3	(2.3)
Other	0.4	(0.4)
Effective tax rate	0.5%	(28.6)%

The change in the effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 is predominantly the result of reversing the valuation allowance previously established on the deferred tax assets of the Company to offset the tax provision associated with the book income for the period. During 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings, nor would it receive tax benefit from the losses incurred. As a result, a valuation allowance was established on substantially all of the deferred tax assets of the Company due to their doubtful realizability, which was the primary driver of the tax provision recorded for the year ended December 31, 2015. The negative tax rate for the year ended December 31, 2015 reflects the recording of a tax provision on the book loss for the period.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences from continuing operations is as follows, with amounts in thousands:

	As of December 31,
	2016	2015
Deferred tax assets
Equity-based compensation	$294	$336
Investment in partnership	190,844	277,775
Fixed assets	—	747
Tax loss carryforwards	125,898	120,580
Intangible assets	679	302
Tax credit carryforward/foreign sub income	4,539	5,090
Gain/(Loss) on derivative liability — Letter Agreement	—	3,067
Other	1,072	491
Gross deferred tax assets	323,326	408,388
Less: valuation allowance	(322,201)	(407,590)
Net deferred tax asset	1,125	798
Deferred tax liabilities
Fixed assets	28	5
Intangible assets	228	714
Software development cost	171	245
Other	583	539
Gross deferred tax liabilities	1,010	1,503
Net deferred tax asset (liability)	$115	$(705)

The increase in net deferred tax assets was primarily driven by a decrease in the deferred tax liability associated with certain identified intangibles and the reversal of valuation allowance. Additionally, the increase in deferred tax assets is driven by the increase in the Corporation’s ownership in Holdings as a result of members of Holdings exchanging their membership units for the Corporation's Class A common stock. As Existing Unit Holders exchange their membership units, the Company records a deferred tax benefit related to Holdings election under Section 754 of the Internal Revenue Code (see Note 2). The increase in net operating loss carryforwards also contributed to the increase.

The Company assesses available positive and negative evidence to estimate if it is more-likely-than-not to use certain jurisdiction-based deferred tax assets including certain tax credits and net operating loss carryovers. On the basis of this assessment, a valuation allowance of $85.4 million was released during the year ended December 31, 2016.

As of December 31, 2016, the Company has $258.7 million of domestic net operating loss carryforwards and $480.1 million of foreign net operating loss carryforwards from all operations. The U.S. net operating loss carryforwards have various expiration dates through 2036 with the net operating losses generated by certain of our U.K. subsidiaries having indefinite carryforward periods.

The tax credit carryforward includes foreign tax credits of $3.5 million and a research and development credit of $0.5 million, each of which may be carried forward for a period of 10 years and begin to expire in 2021 and New York City unincorporated business tax credits of $0.5 million that may be carried forward for 7 years.

The Company does provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries because the amounts are not deemed to be permanent in duration.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 24. Income Taxes - (continued)

Income tax payable as of December 31, 2016 and 2015 was $0.9 million and $1.4 million, respectively, and is included in Accounts payable and accrued expenses in the consolidated statements of financial condition (see Note 12). Tax receivable as of December 31, 2016 and 2015 was $0.2 million and $1.8 million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Unrecognized tax benefits – January 1	$390	$409
Gross increases – tax positions in prior period	36	—
Gross decreases – tax positions in prior period	—	(137)
Gross increases – tax positions in current period	166	118
Lapse of statute of limitations	(51)	—
Unrecognized tax benefits – December 31	$541	$390

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial condition. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of immaterial amounts during the years ended December 31, 2016 and 2015.

The Company does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2016, the Company’s tax years for 2013, 2014 and 2015 are subject to examination by the tax authorities. Currently, the Company and Holdings’ 2013 U.S. Federal tax returns are under examination along with the Company’s 2013 and 2014 New York State tax returns. Additionally, several of the Company’s U.K. subsidiaries are under examination for the 2012 tax year.

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

Exposure to credit risk is dependent on market liquidity. Prior to the events of January 15, 2015, the Company’s customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. Following the events of January 15, 2015, the Company took a number of actions to reduce credit risk from customers, including increasing margin requirements and discontinuing currency pairs from the trading platform that are believed to carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. For the

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 25. Foreign Currencies and Concentration of Credit Risk - (continued)

year ended December 31, 2016, losses incurred from customer accounts that had gone negative were approximately $2.5 million, primarily related to the Brexit event in June 2016 and the GBP flash crash in October 2016. For the year ended December 31, 2015, losses incurred from customer accounts that had gone negative were $0.5 million (excluding the events of January 15, 2015).

Institutional customers are permitted credit pursuant to limits set by the Company’s prime brokers. The prime brokers incur the credit risk relating to the trading activities of these customers in accordance with the respective agreements between such brokers and the Company.

The Company is engaged in various trading activities with counterparties which include brokers and dealers, futures commission merchants, banks and other financial institutions. In the event that such counterparties do not fulfill their obligations, the Company may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the financial instrument. It is the Company’s policy to: (i) perform credit reviews and due diligence prior to conducting business with counterparties; (ii) set exposure limits and monitor exposure against such limits; and (iii) periodically review, as necessary, the credit standing of counterparties using multiple sources of information. The Company’s total Due from brokers balance included in the consolidated statements of financial condition was $17.5 million(1) and $26.0 million(1) as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, 89.8% and 94.7%, respectively, of the Company’s total Due from brokers balance was from three large financial institutions. Three banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2016. Five banks held more than 10.0% each of the Company’s total cash and cash equivalents and cash and cash equivalents, held for customers as of December 31, 2015.
____________________________________
(1) As of December 31, 2016 and 2015, $3.4 million and $3.8 million, respectively, is attributable to continuing operations. See Note 4 for amounts classified as assets held for sale on the consolidated statements of financial condition.

Note 26. Segment Information

ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. It was determined in the first quarter of 2015 that as a result of the events of January 15, 2015, and the decision to sell certain institutional assets, the composition of the Company’s previously reported Institutional segment changed significantly, such that the remaining institutional business reported in continuing operations no longer meets the quantitative criteria for separate reporting. In addition, the continuing institutional business shares common management strategies, customer support and trading platforms with the Company’s retail business. Accordingly, the Company operates in a single operating segment for all periods presented.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 26. Segment Information - (continued)

Geographic Locations

Trading revenue from external customers is attributed to individual countries based on the customers’ country of domicile. Trading revenue from continuing operations by geographical region is as follows, with amounts in thousands:

	For the Years Ended December 31,
	2016	2015
Trading Revenue from Continuing Operations
U.S.	$37,002	$35,413
Asia	108,905	98,147
Europe, Middle East and North Africa	103,375	86,723
Rest of World	21,421	20,329
Other	5,297	9,430
Total	$276,000	$250,042

Trading revenue attributable to China represented 30.3% and 27.4% of total trading revenue from continuing operations for the years ended December 31, 2016 and 2015, respectively. Trading revenue attributable to the U.S. represented 13.4% and 14.2% of total trading revenue from continuing operations for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, substantially all of the Company’s long-lived assets were located in the U.S.

Concentrations of Significant Customers

No single customer accounted for 10.0% or more of total trading revenue from continuing operations for the years ended December 31, 2016 and 2015.

Note 27. Litigation

In the ordinary course of business, the Company and certain of its officers, directors and employees may from time to time be involved in litigation and claims incidental to the conduct of its businesses, including intellectual property claims. In addition, the Company’s business is also subject to extensive regulation, which may result in administrative claims, investigations and regulatory proceedings against it. The Company has been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law. In September 2015, the parties agreed to arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The Company recorded a charge for $2.3 million in the year ended December 31, 2016, which is included in General and administrative expense in the consolidated statements of operations.

In April 2014, the Securities and Futures Commission ("SFC") initiated an investigation relating to HK’s past trade execution practices concerning the handling of price improvements in the Company’s trading system prior to August 2010. On October 19, 2016, the parties entered into a final settlement whereby HK voluntarily agreed to make full restitution to affected

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 27. Litigation - (continued)

clients in the amount of $1.5 million and pay a fine of $0.5 million. The Company paid the $2.0 million settlement in November 2016.

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC (see Note 28). The Company recorded a charge for $0.7 million in the year ended December 31, 2016, which is included in General and administrative expense in the consolidated statements of operations.

In connection with an earlier settlement between FSL and the Financial Conduct Authority regarding trade execution practices for the period 2006 to 2010, in February 2015, FSL paid an additional $0.7 million in restitution to affected clients.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. The appeal is currently pending.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges claims for breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. The court has not yet ruled on the motion to dismiss.

On February 6, 2017, US, Holdings, Dror Niv and William Ahdout entered into a settlement with the CFTC, and US, Messrs. Niv, Ahdout and Ornit Niv entered into a settlement with the NFA. During the relevant times, Mr. Niv was the Company’s CEO, a member of Holdings, and/or the CEO of US; Mr. Ahdout was a member of Holdings and a Managing Director of US; and Ms. Niv was the CEO of US. Both settlements concerned allegations that aspects of US’s relationship with one of its liquidity providers had not been disclosed to customers and regulators. The NFA settlement included additional, unrelated allegations of violations of certain NFA Rules and Requirements. The Company’s subsidiaries are cooperating with regulatory authorities outside the U.S. in relation to their requests for information arising from the settlements announced on February 6, 2017.

Under the settlement with the CFTC, the named entities and individuals were required, jointly and severally, to pay a civil monetary penalty of $7.0 million, agreed to withdraw from CFTC registration and agreed not to apply for or claim exemption from CFTC registration in the future. Under the settlement with the NFA, no monetary fine was imposed and the named individuals and entities agreed to withdraw from NFA membership and not to reapply for membership in the future. The

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 27. Litigation - (continued)

named entities and individuals did not admit or deny the allegations associated with the settlements. The Company recorded a charge for $7.0 million in the year ended December 31, 2016, which is included in General and administrative expense in the consolidated statements of operations. As discussed more fully in Note 28, the Company will be withdrawing from business in the U.S. and, on February 7, 2017, agreed to sell all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC.

In response to the Company’s announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, three new putative securities class action lawsuits have been filed against Global Brokerage, Inc., Dror Niv, and Robert Lande in the U.S. District Court for the Southern District of New York. These putative securities class actions are captioned: (1) Khoury v. FXCM Inc., Case No. 1:17-cv-916; (2) Zhao v. FXCM Inc., Case No. 1:17-cv-955; and (3) Blinn v. FXCM Inc., Case No. 1:17-cv-1028. The complaints in these three actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. The Company intends to vigorously defend against the claims asserted in these actions.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.6 million as of December 31, 2016.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Note 28. Subsequent Events

Amendment to Management Agreement

On February 2, 2017, Group, Holdings and Leucadia entered into Amendment No. 1 to the Management Agreement (the “Management Agreement Amendment”), which amended the Management Agreement dated September 1, 2016. Pursuant to the Management Agreement Amendment, the Management Agreement was modified to provide Board Members (as defined therein) with certain rights of termination. Specifically, the Management Agreement Amendment specifies that the Management Agreement may be terminated by a vote of at least three members of the Group Board after the occurrence of certain events, including a change of control.

Acknowledgment Regarding Management Incentive Plan

On February 2, 2017, Group and Leucadia also entered into an acknowledgment (the “Acknowledgment”), as it relates to the Management Incentive Plan that became effective September 1, 2016. Pursuant to the Acknowledgment, Group and Leucadia agreed that Leucadia may terminate the Management Incentive Plan on behalf of Group at any time and for any reason in its sole discretion.

Regulatory Settlement Agreements

On February 6, 2017, the Company announced simultaneous regulatory settlements with the NFA and the CFTC against US, Holdings and certain of its principals (the “Respondents”). The NFA settlement has no monetary fine, and the CFTC settlement has a $7.0 million fine imposed jointly and severally against the Respondents. The Company paid the $7.0 million fine on February 16, 2017, which is recorded in General and administrative expense in the consolidated statements of operations for the year ended December 31, 2016.

Pursuant to the aforementioned settlement agreements, the Company has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 28. Subsequent Events - (continued)

On February 8, 2017, the CFTC issued an order filing and settling charges against US for insufficient capital on January 15 and 16, 2015 due to the SNB event. The order requires Respondents to pay a monetary penalty of $0.7 million. The amount is recorded in General and administrative expense in the statement of operations for the year ended December 31, 2016. The funds were placed into escrow on February 8, 2017.

Sale of U.S. Customer Accounts

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company agreed to sell substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”). Under the terms of the Asset Purchase Agreement, Gain will pay proceeds to the Company on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the closing date. The closing took place on February 24, 2017.

Restructuring Plan

In connection with its withdrawal from business in the U.S. pursuant to the settlement agreements with the NFA and the CFTC, the Company intends to implement a restructuring plan that includes the termination of approximately 150 employees, which represents approximately 19% of its global workforce. The Company expects to recognize approximately $4.0 million to $5.0 million in pre-tax restructuring charges in the first quarter of 2017.

Changes Related to FXCM Inc.

On February 21, 2017, Mr. Dror Niv resigned from his positions as a member and Chairman of the Board of Directors (the “Board”) of FXCM Inc., effective immediately, and as the Chief Executive Officer of FXCM Inc., to be effective upon the appointment of his successor.

Following Mr. Niv’s departure from the Board, Mr. Bryan I. Reyhani has been appointed to serve as Chairman of the Board.

On February 21, 2017, Mr. William Ahdout resigned from his position as a member of FXCM Inc.’s Board, effective immediately.

On February 24, 2017, FXCM Inc. changed its name to Global Brokerage, Inc. At the opening of trading on February 27, 2017, the trading ticker symbol for the Corporation's Class A common stock on the NASDAQ Global Market changed to "GLBR."

Second Amendment to Amended and Restated Credit Agreement

In connection with the CFTC regulatory fine of $7.0 million described above, Leucadia consented to waive compliance with certain sections in the Credit Agreement and the LLC Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of $3.5 million of funds from Group to Holdings with respect to the payment of the fine (the “Payment”). Furthermore, the members of Group consented to waive compliance with certain provisions of the LLC Agreement regarding distributions (as defined in the LLC Agreement) with respect to the Payment. In consideration for entering into the waiver, the Company agreed to pay a fee to Leucadia in the amount of $3.5 million. On February 22, 2017 (the “Effective Date”), Group, Holdings and Leucadia entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amended the Amended and Restated Credit Agreement dated January 24, 2015. Pursuant to the Second Amendment, the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million, resulting in $158.0 million in total principal outstanding on the Credit Agreement as of the Effective Date. The Second Amendment will be accounted for as a modification on a prospective basis pursuant to ASC 470 beginning in the first quarter of 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

Global Brokerage, Inc.

Notes to Consolidated Financial Statements

Note 28. Subsequent Events - (continued)

Repayment on the Credit Agreement

As a result of the release of regulatory capital in connection with the Company’s withdrawal from business in the U.S. and termination of its registration as a futures commission merchant and retail foreign exchange dealer in the U.S., the Company repaid $30.0 million in principal on the Leucadia term loan on March 17, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with our Form 10-Q for the quarterly period ended September 30, 2016, we identified and disclosed a material weakness in our internal control over financial reporting with regard to accounting for the non-controlling interest in FXCM Group, LLC ("Group") issued to Leucadia National Corporation (“Leucadia”) on September 1, 2016 (“Inception Date”). The material weakness resulted from ineffective controls maintained over the allocation of the net assets of Group to the controlling and non-controlling membership interests at the Inception Date under the hypothetical liquidation at book value method and, as a result, the beginning balances related to the respective interests were calculated incorrectly. This resulted in the restatement of our unaudited condensed consolidated financial statements as of September 30, 2016.

To remediate the material weakness described above, we modified the procedures related to the reconciliation of the net assets, or equity, of Group. In this regard, the allocation of net assets and changes in net assets of Group under the hypothetical liquidation at book value method include a monthly reconciliation of the beginning and ending balances of all components of net assets, including the redeemable non-controlling interest held by Leucadia, the controlling interest held by Global Brokerage Holdings, LLC and all other non-controlling interests of the consolidated subsidiaries of Group, to properly account for all aspects of the changes in net assets on a monthly basis. As of December 31, 2016, management completed the testing necessary to conclude that this control is operating effectively and the material weakness has been remediated.

The changes in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2016 relate to the remediation of the material weakness.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

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

The information regarding our Code of Ethics, our audit committee and our audit committee financial expert under the captions “The Board of Directors and Certain Governance Matters — Code of Ethics for Financial Professionals,” “The Board of Directors and Certain Governance Matters — Board Committees and Meetings” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for Financial Professionals, which is applicable to our Chief Executive Officer, Chief Financial Officer, our principal accounting officer or controller and to other professionals of the Company serving in a finance, accounting, corporate treasury or tax role. The Code of Ethics for Financial Professionals may be found on our investor relations website at http://ir.globalbrokerage.info under Investor Relations: Corporate Governance: Code of Ethics for Financial Professionals. If the Company ever were to amend or waive any provision of its Code of Ethics for Financial Professionals, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Form 8-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted-average exercise price of outstanding options, warrants and rights		(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	664,688	(1), (2)	$136.05	(3)	450,417
Equity compensation plans not approved by security holders	—		—		—
_________________

(1)	Includes 655,194 shares subject to outstanding stock options and 9,494 shares subject to outstanding restricted stock units (“RSUs”).
(2)	Includes 33,678 stock options granted to our independent directors.
(3)	Calculated exclusive of outstanding RSUs.

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

GLOBAL BROKERAGE, INC.
Date:	March 17, 2017	By:	/s/ Dror (Drew) Niv
Name: Dror (Drew) Niv
Title: Chief Executive Officer

POWER OF ATTORNEY

Each of the officers and directors of Global Brokerage, Inc., whose signature appears below, in so signing, also makes, constitutes and appoints each of Dror (Drew) Niv, Robert Lande, and David S. Sassoon, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dror (Drew) Niv	Chief Executive Officer	March 17, 2017
Dror (Drew) Niv	(Principal Executive Officer)

/s/ Robert Lande	Chief Financial Officer	March 17, 2017
Robert Lande	(Principal Financial Officer)

/s/ David Sakhai	Director and Chief Operating Officer	March 17, 2017
David Sakhai

/s/ Margaret Deverell	Chief Accounting Officer	March 17, 2017
Margaret Deverell	(Principal Accounting Officer)

/s/ Bryan I. Reyhani	Chairman of the Board of Directors	March 17, 2017
Bryan I. Reyhani

/s/ Kenneth Grossman	Director	March 17, 2017
Kenneth Grossman

/s/ Eduard Yusupov	Director	March 17, 2017
Eduard Yusupov

/s/ James Brown	Director	March 17, 2017
James Brown

/s/ Ryan Silverman	Director	March 17, 2017
Ryan Silverman

/s/ Arthur Gruen	Director	March 17, 2017
Arthur Gruen

/s/ Robin E. Davis	Director	March 17, 2017
Robin E. Davis

/s/ Eric LeGoff	Director	March 17, 2017
Eric LeGoff

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

10.6	FXCM Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 5, 2016 (File No. 001-34986)).†

10.7	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.9	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†
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
10.26
FXCM Inc. Annual Incentive Bonus Plan for Founder-Directors (2015-2016) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†

10.27
FXCM Inc. Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†

10.28
FXCM Inc. Amended and Restated Annual Incentive Bonus Plan for Founder-Directors (2015-2016) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on May 6, 2016 (File No. 001-34986)).†

10.29
FXCM Inc. Amended and Restated Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016) (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by FXCM Inc. on May 6, 2016 (File No. 001-34986)).†

10.31
Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC, dated as of September 1, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).

10.32
FXCM Group, LLC 2016 Incentive Bonus Plan for Founders and Executives, effective September 1, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).

10.33
Management Agreement, dated September 1, 2016, between FXCM Holdings, LLC and FXCM Group, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).

10.34
First Amendment to Amended and Restated Credit Agreement, dated as of September 1, 2016, by and among FXCM Holdings, LLC, FXCM Newco, LLC, certain other loan parties, and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).

10.35
Equity Distribution Agreement, dated as of October 3, 2016, between FXCM Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on October 3, 2016 (File No. 001-34986)).

10.36
FXCM Inc. 2017 Incentive Bonus Plan for Founder-Directors and Specified Executive Officers (2017) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on November 9, 2016 (File No. 001-34986)). †

10.37	Order of Settlement, dated as of January 30, 2017, entered into by Forex Capital Markets, certain of its executives, and the National Future Association *
10.38	Order of Settlement, dated as of February 6, 2017, entered into by Forex Capital Markets, certain of its executives, and the Commodity Futures Trading Commission *
10.39	Amendment No. 1 to the Management Agreement of FXCM Group, LLC, dated as of February 2, 2017, by and among FXCM Group, LLC, FXCM Holdings, LLC, and LUK-FX Holdings, LLC.*
10.40	Acknowledgement, dated as of February 2, 2017, between FXCM Group, LLC and LUK-FX Holdings*
10.41	Asset Purchase Agreement, dated as of February 7, 2017, between Forex Capital Market LLC and GAIN Capital Group, LLC*
10.42
Asset Purchase Agreement, dated as of September 30, 2016, between Forex Capital Market LLC and FX Publications, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on November 18, 2016 (File No. 001-34986)).

21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP as to Global Brokerage, Inc.*
24.1	Power of Attorney (included on signature page to this Report on Form 10-K)*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**(1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________

*	Filed herewith

**	Furnished herewith

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

†	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.