Form 10-K/A
period 2016-12-31
Global Brokerage, Inc.
filed 2017-04-28
CIK 1499912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-34986

Global Brokerage, Inc.

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

Explanatory Note

Global Brokerage, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2017. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, because the Company's Definitive Proxy Statement will not be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

 Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K and the Company's other filings with the SEC.

PART I

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws provide that the Board of Directors will consist of that number of Directors determined from time to time by resolution adopted by the affirmative vote of the majority of the Board of Directors. The Board of Directors has fixed the number of Directors at nine.

The following information describes the names, ages and biographical information of each member of the Board of Directors.

Name	Age
James G. Brown Director since 2010 Independent Director Audit Committee Compensation Committee Corporate Governance and Nominating Committee	52

Director Qualifications

Investment acumen developed through roles as managing partner of Long Ridge Equity Partners, a managing director of TH Lee Putnam Ventures and a Senior Vice President at GE Equity, as well as demonstrated experience making investments in financial services and technology companies.

Experience

Mr. Brown previously served on the board of our predecessor, Holdings, from 2008 to 2010. Mr. Brown is a managing partner of Long Ridge Equity Partners, a private equity fund specializing in financial services investments, which he founded in 2007. He has been a managing director of TH Lee Putnam Ventures since 1999, a technology-focused private equity firm. Before joining TH Lee Putnam Ventures, Mr. Brown served as a Senior Vice President at GE Equity, where he was responsible for strategic and financial investments in technology and financial services companies. Mr. Brown also serves on the board of directors of Stonegate Mortgage Corporation.

		Mr. Brown graduated from New York University with a B.S. and graduated with honors from Wharton Business School of the University of Pennsylvania with a Masters of Business Administration.
Robin Davis Director since 2010 Independent Director Audit Committee	71

Director Qualifications

Wide-ranging career experience in the financial industry, focused on capital markets. Mr. Davis has broad experience in public offerings, private financings, securities research and global investment strategy serving both institutional and individual investors with firms such as Morgan Stanley, Oppenheimer and Dillon Read. Mr. Davis has extensive knowledge of custodial and operation services employed by hedge funds, registered investments advisors and family offices.

Experience

Mr. Davis was appointed to the Board of Directors in connection with its initial public offering in December 2010 (the “IPO”). Mr. Davis is currently Managing Director of McAlinden Research, a division of Catalpa Capital Advisors. Previously, he has been a Managing Director and Head of Hedge Fund Service Sales for ConceptONE, Concept Capital’s complete, outsourced Multi-Prime Service Platform for hedge fund managers, since May 2009. Concept Capital is a division of Sanders Morris Harris Inc. Mr. Davis is also the Founder and Chairman Emeritus of Hedge Funds Care, a charity he founded in 1998 devoted to preventing and treating child abuse, and previously served as its President and Chairman of the Global Board of Directors from 1998 to 2008. From September 2005 to December 2008, Mr. Davis was a Partner and Head of Sales at Merlin Securities, LLC, a provider of prime brokerage services and technology to hedge funds. From September 2004 to August 2005, Mr. Davis was the Chief Operating Officer of SDS Capital Group, a hedge fund. From June 1995 to August 2004, Mr. Davis was Managing Director of Sales at Banc of America Prime Brokerage. From 1975 to 1995, Mr. Davis held various positions with Wall Street firms focused on providing research and investment banking products to individual and institutional investors.

Mr. Davis graduated from the State University of New York at New Paltz with a B.S. in Education and is qualified as a General Securities Registered Representative (Series 7).

Kenneth Grossman Director since 2010	45

Director Qualifications

Deep knowledge of the Company based on his role as our Chief Financial Officer from 1999 to 2007, an educational background in accounting and law, and career experience in the retail foreign exchange industry as the Chief Financial Officer and in other senior management roles at Berisford Capital Markets.

Experience

Mr. Grossman served on the board of our predecessor, Holdings, from 1999 to 2010. Mr. Grossman has been a Managing Director of GLBR since 1999 and is one of the original founding partners of the firm. From 1999 to 2007, Mr. Grossman was also the Chief Financial Officer of GLBR. Prior to co-founding GLBR, Mr. Grossman served as Chief Financial Officer and in other senior management roles at Berisford Capital Markets.

Mr. Grossman graduated from Brooklyn College in 1994 with a B.S. in Accounting and received a J.D. with honors from Brooklyn Law School in 1997.

Arthur Gruen Director since 2010 Independent Director Audit Committee (Chair) Compensation Committee	38

Director Qualifications

Certified Public Accountant with both an educational background and career experience in accounting, as well as particular familiarity with the energy industry in his capacities as a Member and Senior Manager of Hudson Energy Services, LLC.

Experience

Mr. Gruen was appointed to the Board of Directors in connection with the IPO. Mr. Gruen is Vice President of Broker Online Exchange (BOX), Deregulated Energy’s centralized exchange connecting Brokers & Suppliers. From July 2006 to June 2013, Mr. Gruen was the Chief Financial Officer, Commercial Controller, and a Member of Hudson Energy, a subsidiary of Just Energy Group, Inc. (NASDAQ: JE), a publicly traded retail energy company. From June 2004 to July 2006, Mr. Gruen was a Senior Associate at PricewaterhouseCoopers LLP. From August 2002 to June 2004, Mr. Gruen was an Experienced Associate at Marks Paneth & Shron LLP. From June 2000 to August 2002, Mr. Gruen was an Associate at Martin Friedman CPA, PC.

Mr. Gruen graduated magna cum laude from Touro College of Liberal Arts & Sciences in 2000 with a B.S. in Accounting and is a Certified Public Accountant.

Eric LeGoff Director since 2010 Independent Director	55

Director Qualifications

Valuable experience leading the expansion of Liquidnet Holdings, Inc.’s non-U.S. equity trading business in Canada, Europe and Asia as that firm’s Chief Operating Officer, and leadership and investment experience as co-founder, president and a director of Evermore Global Advisors, LLC.

Experience

Mr. LeGoff was appointed to the Board of Directors in connection with the IPO. Mr. LeGoff is co-founder, president and a director of Evermore Global Advisors, LLC, serves as Chief Executive Officer and trustee of Evermore Funds Trust, a registered open-end investment company, and its series — the Evermore Global Value Fund, and is a member of the Board of Directors of the Summit Area Public Foundation, a non-profit charitable community organization. From 2007 to 2009, Mr. LeGoff was president of Hawthorne Associates, LLC, a private equity consulting firm. Mr. LeGoff co-founded Liquidnet Holdings, Inc. in 1999 and served as the Chief Operating Officer through 2006. At Liquidnet, Mr. LeGoff was responsible for operations and administration in the U.S. and launched the company’s non-U.S. equity trading businesses in Canada, Europe and Asia.

Mr. LeGoff is currently a member of the Boards of Directors of Evermore Global Advisors, LLC and Evermore Funds Trust. Mr. LeGoff graduated from Georgetown University with a B.S.B.A. in Finance in 1983.

Bryan Reyhani Chairman since 2017 and Director since 2016 Independent Director Corporate Governance and Nominating Committee	42

Director Qualifications

Extensive career experience in the legal profession, particularly in securities regulation.

Experience

Mr. Reyhani was appointed to the Board of Directors in February of 2016. Mr. Reyhani served as Vice President and General Counsel at Merrill Lynch from September 1999 until September 2003 where he represented the firm and its representatives in various securities industry disputes. Thereafter, from September 2003 until April 2012, Mr. Reyhani was a law partner at the firm of Loeb & Loeb LLP during which time his practice primarily focused on arbitration, litigation and regulatory disputes involving financial services firms. In April of 2012 Mr. Reyhani co-founded and continues to be a law partner at the law firm of Reyhani Nemirovsky LLP where Mr. Reyhani’s practice is primarily focused on matters before the SEC, FINRA, and other securities regulators. Additionally, in January 2014, Mr. Reyhani co-founded and currently serves as the Executive Director and General Counsel for SolidX Partners, Inc., a venture capital backed firm engaged in the blockchain and bitcoin capital markets, consulting services, and software development industry where Mr. Reyhani oversees the development of blockchain software applications for businesses and consumers. Mr. Reyhani received his Bachelor of Arts in Political Science from Syracuse University and his law degree from Brooklyn Law School.

David Sakhai Director since 2010	43

Director Qualifications

Unique insights as our Chief Operating Officer, as well as prior experience in the retail foreign exchange as a proprietary trader, an educational background in management and career experience in real estate management with Sak Brothers Realty.

Experience

Mr. Sakhai previously served on the board of our predecessor, Holdings, from 1999 to 2010. Mr. Sakhai has been the Chief Operating Officer of GLBR since 1999 and is one of the original founding partners of the firm. Prior to co-founding GLBR, Mr. Sakhai worked in real-estate management, holding several senior positions at Sak Brothers Realty, and also traded foreign currency through various providers.

Mr. Sakhai graduated magna cum laude from the School of Management at Binghamton University in 1995.

Ryan Silverman Director since 2010 Independent Director Corporate Governance and Nominating Committee (Chair) Compensation Committee (Chair)	39

Director Qualifications

An educational background in finance and law and career experience in banking and specialty finance, mostly recently as Chief Executive Officer of MSR Solutions, Inc., a financial consulting firm.

Experience

Mr. Silverman was appointed to the Board of Directors in connection with the IPO. Mr. Silverman is currently Chief Executive Officer of MSR Solutions, Inc. a financial consulting firm. From September 2005 to August 2011, Mr. Silverman was employed at Peachtree Settlement Funding and held the position of Senior In-House Counsel-Structured Settlement Division, a leading specialty finance company focused on providing liquidity to holders of high quality, but illiquid assets and deferred payment obligations. From November 2004 to September 2005, Mr. Silverman worked as an Anti-Money Laundering/Bank Secrecy Act compliance Analyst at The Israel Discount Bank of New York, a full service commercial bank chartered by the State of New York and a member of the Federal Deposit Insurance Corporation. From March 2003 to October 2004, Mr. Silverman was an Associate at Silverman Acampora, LLP, a law firm specializing in bankruptcy and corporate re-organization.

Mr. Silverman graduated from George Washington University in 1999 with a B.A. in Corporate Finance and received a J.D. from Quinnipiac University School of Law in 2002. Mr. Silverman is licensed to practice law in New York State.

Eduard Yusupov Director since 2010	46

Director Qualifications

Deep knowledge of the Company as our Global Head of Dealing and experience in the retail foreign exchange industry as a Senior Dealer for MG Financial Group.

Experience

Mr. Yusupov previously served on the board of our predecessor, Holdings, from 1999 to 2010. Mr. Yusupov has been a Global Head of Dealing and a Managing Director of GLBR since 1999 and is one of the original founding partners of the firm. Prior to co-founding GLBR, Mr. Yusupov served as a Senior Dealer for MG Financial Group.

Executive Officers

The following information describes the names, ages and biographical information of our current executive officers.

Name	Age	Position	Principal Occupation and Other Information
Dror (Drew) Niv	43	Interim Chief Executive Officer	Mr. Niv was Chairman of the Board of Directors of FXCM from 2010 to 2017, and served on the board of our predecessor, Holdings, since 1999. Mr. Niv was Chief Executive Officer of FXCM from 1999 to 2017, when he became Interim Chief Executive Officer. He is one of the original founding partners of the firm. Prior to co-founding FXCM, Mr. Niv served as the Director of Marketing for MG Financial Group. Mr. Niv graduated from the University of Massachusetts at Amherst in 1995 and holds a B.S. in Accounting.

Margaret Deverell	58	Chief Accounting Officer	Ms. Deverell has been the Chief Accounting Officer of GLBR since September 18, 2015 and has been employed with GLBR since August 2013. Prior to joining the Company, Ms. Deverell was employed by AIG from July 2012 to August 2013 as a chief accounting officer for a reinsurance unit of AIG, responsible for financial and regulatory reporting for the unit. Prior to that, Ms. Deverell was employed by New York Life Insurance Company from May 2009 to July 2012 as a vice president for New York Life International, responsible for accounting policy. Previous positions have included director of financial reporting and accounting policy for Financial Guaranty Insurance Company and vice president/divisional controller for Prudential Financial. Ms. Deverell is a certified public accountant and holds a BS degree in Accounting from Montclair State University.

Robert Lande	54	Chief Financial Officer	Mr. Lande is the Chief Financial Officer of GLBR and joined the firm in January 2010. From December 2004 to December 2009, Mr. Lande was Managing Partner and Chief Operating Officer of Riveredge Capital Partners, an investment management firm. Previously Mr. Lande worked for over 16 years within the BCE Group where his last position was Chief Financial Officer of Telecom Americas, a joint venture between Bell Canada International, AT&T (then SBC Communications) and America Movil. Mr. Lande serves as a member of the board of directors and chairman of the audit committee of Knight Therapeutics Inc., a pharmaceutical company listed on the Toronto Stock Exchange. Mr. Lande graduated from McGill University with a B.A. in Economics in 1984, received a M.B.A. in finance from the John Molson School of Business at Concordia University in 1986 and is a Chartered Financial Analyst.

David S. Sassoon	45	General Counsel	Mr. Sassoon has been the General Counsel of GLBR since 2002, the Secretary since November 2010, and served as the Chief Compliance Officer from 2002 to 2005. In his role as General Counsel, Mr. Sassoon is responsible for managing all of the legal and corporate affairs of GLBR and its various affiliates. Prior to joining GLBR in 2002, Mr. Sassoon was an associate at Belkin Burden Wenig & Goldman, LLP. Mr. Sassoon graduated cum laude from Queens College in 1993 with a B.A. in Political Science and received a J.D. from Brooklyn Law School in 1996. Mr. Sassoon is a member of the New York State Bar.

In addition, each of Kenneth Grossman (Managing Director), David Sakhai (Chief Operating Officer) and Eduard Yusupov (Global Head of Dealing) is an executive officer of the Company, as well as a member of the Board of Directors. Their biographical information appears above.

On February 21, 2017, we announced that Mr. Dror Niv resigned from his positions (1) as a member and Chairman of our Board of Directors, effective immediately, and (2) as our Chief Executive Officer, to be effective upon the appointment of his successor. While Mr. Niv serves as Interim Chief Executive Officer, certain duties of the Chief Executive Officer are fulfilled by Mr. David Sakhai, our Chief Operating Officer, Mr. Kenneth Grossman, a Managing Director, and other members of senior management.

The Board of Directors and Certain Governance Matters

The Board of Directors manages or directs the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and three standing Committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe the Board of Directors’ views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by the Corporate Governance and Nominating Committee and, to the extent deemed appropriate, revised accordingly, upon recommendation to and approval by the full Board of Directors. Our Corporate Governance Guidelines, the Board Committee charters and other corporate governance information are available on our website at http://ir.globalbrokerage.info/index.cfm. To view the Corporate Governance Guidelines click on Investor Relations: Corporate Governance: Committee Charters: Corporate Governance Guidelines. To view the Board Committee charters please follow the instructions in the paragraphs below regarding our Committees.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines, the Board of Directors must affirmatively determine which Directors are independent under applicable SEC rules, NASDAQ Rules and the categorical independence standards set forth in our Corporate Governance Guidelines. The categorical standards are intended to assist the Board of Directors in determining whether or not certain relationships between our Directors and us, either directly or as a partner, shareholder or officer of an organization that has a relationship with us, are “material relationships” for purposes of the NASDAQ Rules. The categorical standards establish thresholds at which such relationships are deemed not to be material. Our Corporate Governance Guidelines, which include our categorical standards of independence, can be found at our website, http://ir.globalbrokerage.info/index.cfm, under Investor Relations: Corporate Governance: Corporate Policies and Guidelines: Corporate Governance Guidelines.

The Board of Directors undertook its annual review of Director independence. As a result of this review, the Board of Directors affirmatively determined that each of Messrs. Brown, Davis, Gruen, LeGoff, Reyhani and Silverman are independent for purposes of the NASDAQ Rules and are “independent” under the categorical standards set forth in our Corporate Governance Guidelines.

Board Committees and Meetings

The Board of Directors has established the following Committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The composition and principal responsibilities of each Committee are described below. Members serve on these Committees until their resignation or until otherwise determined by the Board of Directors.

All Directors are expected to make every effort to attend all meetings of the Board of Directors, meetings of the Committees of which they are members and the Annual Meeting of shareholders. During the fiscal year 2016, the Board of Directors held 9 meetings. During the fiscal year 2016, the Audit Committee met 11 times, the Compensation Committee met 4 times, and the Corporate Governance and Nominating Committee met 6 times.

Each Director attended at least 95% of the total number of meetings of the Board of Directors and of the Committees on which each such Director served.

Audit Committee

Our Audit Committee consists of Messrs. Gruen, Brown and Davis, with Mr. Gruen serving as Chairman. All members of the Audit Committee are “independent” for purposes of the NASDAQ Rules and our Corporate Governance Guidelines. The Board of Directors has determined that each of Messrs. Gruen, Brown and Davis are financially literate in accordance with the NASDAQ Rules. In addition, the Board of Directors has determined that Mr. Gruen qualifies as “financially sophisticated” as defined by applicable SEC regulations and has accounting and related financial management expertise as required by the NASDAQ Rules.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at http://ir.globalbrokerage.info/index.cfm under Investor Relations: Corporate Governance: Committee Charters: Audit Committee, and include the following:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the Board of Directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the Board of Directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the Board of Directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the Board of Directors in monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

On its behalf, the Board of Directors has designated the Audit Committee as responsible for the oversight of the Company’s risk management policies and procedures. The Company is exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee will discuss with management and the independent auditors the Company’s major financial risk exposures and the steps management will take to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Executive Officer (or, pending our selection of a new Chief Executive Officer, Mr. David Sakhai, our Chief Operating Officer, and Mr. Kenneth Grossman, a Managing Director) regularly works closely with the Company’s senior executives to identify risks material to the Company. The Chief Executive Officer will report to the Audit Committee regarding the Company’s risk management policies and procedures. The Audit Committee also will report to the Board of Directors on a regular basis to apprise them of their discussions with the Chief Executive Officer regarding the Company’s risk management efforts.

Compensation Committee

Our Compensation Committee consists of Messrs. Silverman, Gruen and Brown, with Mr. Silverman serving as Chairman. All members of the Compensation Committee are “independent” as defined by the NASDAQ Rules and our Corporate Governance Guidelines applicable to boards of directors in general and compensation committees in particular. In addition, all members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at http://ir.globalbrokerage.info/index.cfm under Investor Relations: Corporate Governance: Committee Charters: Compensation Committee, and include the following:

•	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer (or, pending our selection of a new Chief Executive Officer, Mr. David Sakhai, our Chief Operating Officer, and Mr. Kenneth Grossman, a Managing Director), evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and, either as a committee or together with the other independent Directors (as directed by the Board of Directors), determining and approving our Chief Executive Officer’s compensation level based on such evaluation;

•	reviewing and approving, or making recommendations to the Board of Directors with respect to, the compensation of our other executive officers, including annual base salary, bonus, equity-based incentive compensation and other benefits;

•	reviewing and recommending the compensation of our Directors; and

•	reviewing and making recommendations with respect to our equity compensation plans.

As set forth in its charter, the Compensation Committee has the authority to select, retain and/or replace, as needed, outside consultants to provide advice to the Compensation Committee in connection with its fulfillment of its responsibilities. Given the limited decisions that need to be made each year on executive officer compensation, our Compensation Committee does not have a standing engagement with any compensation consulting firm.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee consists of Messrs. Silverman, Brown and Reyhani, with Mr. Silverman serving as Chairman. All members of the Corporate Governance and Nominating Committee are “independent” as defined by the NASDAQ Rules and our Corporate Governance Guidelines.

The duties and responsibilities of the Corporate Governance and Nominating Committee are set forth in its charter, which may be found at http://ir.globalbrokerage.info/index.cfm under Investor Relations: Corporate Governance: Corporate Governance and Nominating Committee, and include the following:

•	assisting the Board of Directors in identifying prospective director nominees and recommending nominees to the Board of Directors;

•	overseeing the evaluation of the Board of Directors and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of the Board of Directors.

Code of Business Ethics and Director, Officer & Employee Conduct

As mentioned above, we maintain a Code of Ethics for Financial Professionals, which is applicable to our Chief Executive Officer, Chief Financial Officer, our principal accounting officer and controller and to other professionals of the Company serving in a finance, accounting, corporate treasury or tax role. Pending our selection of a new Chief Executive Officer, the Code of Ethics for Financial Professionals also applies to Mr. David Sakhai, our Chief Operating Officer, and Mr. Kenneth Grossman, a Managing Director. The Code of Ethics for Financial Professionals sets forth our policies and expectations on a number of topics, including conflicts of interest, competency and knowledge, compliance with laws and ethical conduct. The Company will promptly disclose to our shareholders, if required by applicable law, any waivers of the Code of Ethics for Financial Professionals granted to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at http://ir.globalbrokerage.info/index.cfm rather than by filing a Form 8-K.

Code of Ethics for Financial Professionals

As mentioned above, we maintain a Code of Ethics for Financial Professionals, which is applicable to our Chief Executive Officer, Chief Financial Officer, our principal accounting officer and controller and to other professionals of the Company serving in a finance, accounting, corporate treasury or tax role. Pending our selection of a new Chief Executive Officer, the Code of Ethics for Financial Professionals also applies to Mr. David Sakhai, our Chief Operating Officer, and Mr. Kenneth Grossman, a Managing Director. The Code of Ethics for Financial Professionals sets forth our policies and expectations on a number of topics, including conflicts of interest, competency and knowledge, compliance with laws and ethical conduct. The Company will promptly disclose to our shareholders, if required by applicable law, any waivers of the Code of Ethics for Financial Professionals granted to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at http://ir.globalbrokerage.info/index.cfm rather than by filing a Form 8-K.

The Code of Ethics for Financial Professionals may be found on our website at http://ir.globalbrokerage.info/index.cfm under Investor Relations: Corporate Governance: Code of Ethics for Financial Professionals.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NASDAQ. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers and Directors, we believe that our executive officers and Directors complied with all Section 16(a) filing requirements during fiscal year 2016, except a Form 4 filed for Margaret Deverell on December 22, 2016.

Item 11. Executive Compensation

Executive Summary

Through our executive compensation decisions and programs, we seek to attract and retain talented executives to effectively manage and lead our Company to create value for our equity holders. We look to recognize and reward diligent, intelligent and effective performance in the face of challenges in our global financial environment. We take a long-term view in making compensation decisions, with an eye toward maintaining our long-term, Founder-based, executive team.

Executive Compensation Philosophy

Like many public companies, we seek to attract and retain talented executives to effectively manage and lead our Company to create value for our equity holders through our executive compensation decisions and programs. We look to recognize and reward diligent, intelligent and effective performance in the face of challenges in our global financial environment.

We take a long-term view in making compensation decisions, with an eye toward maintaining the stability, reliability and institutional knowledge that we have in our management team. We believe it is more cost-effective in the long run to make compensation decisions to retain our high quality talent than to have to hire externally, and do so as much as practicable. We believe that consistent, risk-balanced, and performance-based decisions help us to achieve our goals. We believe compensation programs should reward our management team for executing our strategy through business cycles, but we also appreciate the need to retain flexibility for times of extraordinary events. All of our Named Executive Officers have served the Company for many years, and their pay levels reflect their consistent contributions to our long-term success and our expectation that these contributions will continue. We also believe that there should be parity with respect to compensation among our Founders, which we believe results in a team-oriented approach to achieving our goals and reflects our belief that our Founders are equal partners in our success. When extraordinary events occur, our Compensation Committee reviews those events against our compensation philosophy and framework to make strategic, rather than sweeping, adjustments as necessary to refocus the team and maintain continuity of leadership.

Role of Our Compensation Committee

Our Compensation Committee has primary responsibility for our executive compensation philosophy and framework and for, within that framework, aligning pay with performance, thus creating incentives that reward responsible risk-taking while addressing special challenges faced in any given year. Messrs. Gruen and Brown have served on the Compensation Committee since our IPO and Mr. Silverman, who was appointed to the Compensation Committee in March 2016, has served on our Board since our IPO, providing stable and consistent decision making that benefits from their long-term experience with our policies and our executives. We rely on the judgment and discretion of our Compensation Committee to evaluate a broad range of quantitative and qualitative factors in making compensation decisions. This evaluation encompasses criteria such as reliability in delivering financial results, performance in light of risk assumed, performance in the context of the economic environment relative to other companies, a track record of integrity, good judgment, the vision and ability to create further growth, and the ability to lead others. For our non-Founder employees, the Compensation Committee’s evaluation of an executive’s performance against his or her stated objectives plays a significant role in awarding the annual cash bonus and also contributes to the determination of his or her overall amount and mix of compensation.

2016 Summary Compensation Table

The following table sets forth compensation information for the Company’s Named Executive Officers for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Drew Niv,	2016	800,000	—	—	—	800,000	23,580	(5)	1,623,580
Chief Executive Officer (4)	2015	800,000	—	—	—	1,280,000	22,548		2,102,548
Robert Lande,	2016	600,000	—	—	—	1,200,000	13,743	(6)	1,813,743
Chief Financial Officer	2015	600,000	—	—	—	960,000	12,147		1,572,147
David Sakhai,	2016	800,000	—	—	—	800,000	23,588	(7)	1,623,588
Chief Operating Officer	2015	800,000	—	—	—	1,280,000	22,548		2,102,548
Eduard Yusupov,	2016	800,000	—	—	—	800,000	9,265	(8)	1,609,265
Global Head of Dealing	2015	800,000	—	—	—	1,280,000	9,430		2,089,430

(1)	This amount represents a guaranteed cash payment in lieu of base salary paid in accordance with the Operating Agreement.
(2)	The amount in this column represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the service-based restricted stock units granted to Mr. Lande during 2014. The amount reported in this column does not necessarily represent a realized financial benefit because service-based restricted stock units may not vest (and may be forfeited). In addition, the financial benefits, if any, that may be realized will depend on the future share price at such time, if ever, that the restricted stock units vest. See Note 17 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding assumptions underlying valuation of equity awards.
(3)	The amounts reported in this column represent the cash payments earned by the Named Executive Officers in 2015 and 2016 pursuant to the Annual Incentive Bonus Plans.

(4)	On February 21, 2017, we announced that Mr. Dror Niv resigned from his positions (1) as a member and Chairman of our Board of Directors, effective immediately, and (2) as our Chief Executive Officer, to be effective upon the appointment of his successor. While Mr. Niv serves as Interim Chief Executive Officer, certain duties of the Chief Executive Officer are fulfilled by Mr. David Sakhai, our Chief Operating Officer, Mr. Kenneth Grossman, a Managing Director, and other members of senior management.
(5)	This amount consists of $20,790 in health insurance premiums, $2,192 in dental insurance premiums, $222 in vision insurance and $374 in disability insurance premiums for 2016.
(6)	This amount consists of $13,590 in health insurance premiums, $12 in Accidental Death & Dismemberment insurance premiums, $30 in employee life insurance premiums and $110 in disability insurance premiums for 2016.
(7)	This amount consists of $20,790 in health insurance premiums, $2,192 in dental insurance premiums, $222 in vision insurance and $382 in disability insurance premiums for 2016.
(8)	This amount consists of $7,996 in health insurance premiums, $720 in dental insurance premiums, $74 in vision insurance and $474 in disability insurance premiums for 2016.

Messrs. Niv, Sakhai and Yusupov are founding partners of our firm and own significant equity interests in Holdings. Accordingly, in addition to the guaranteed payments and other amounts received by them and reflected in the foregoing table, these executives have received distributions, ratable with those of other existing owners, in respect of such equity interests. Other than tax-related distributions between Holdings and its members and payments by the Company under a tax receivable agreement to the former members of Holdings, neither the Company nor Holdings made any other distributions to our existing owners during 2016. Messrs. Niv, Sakhai and Yusupov received $18,788, $12,703 and $16,685 respectively, in distributions from the Company or Holdings during 2016.

2016 Compensation Decisions — Annual Cash Incentive Compensation.

On April 12, 2016, the Compensation Committee of the Board approved amending the Company’s Annual Incentive Bonus Plan for Founder-Directors (2015 – 2016) and the Annual Incentive Bonus Plan for Specified Executive Officers (2015 – 2016) (as amended, together, the “Amended Annual Incentive Bonus Plans”) each for the fiscal year 2016. Under each of the Amended Annual Incentive Bonus Plans, each participant (including each of the Named Executive Officers) is entitled to receive a bonus based on a target amount equal to 200% of such participant’s base salary for 2016 (the “2017 Annual Bonus”).

For the year ending December 31, 2016, the 2017 Annual Bonus is calculated as follows: 50% of the target will be earned if the participant achieves the individual objectives and goals set for the participant (the “2016 Individual Objection Portion”), and 50% of the target (the “2016 EBITDA Portion”) will be earned if the Company achieves an adjusted EBITDA (as described in the plan document) for 2016 equal to at least $40 million (the “2016 EBITDA Target”). None of the 2016 EBITDA Portion will be earned if less than 75% of the 2016 EBITDA Target is achieved, and 100% of the 2016 EBITDA Portion will be earned if 100% or more of the 2016 EBITDA Target is achieved. If between 75% and 87.5% of the 2016 EBITDA Target is achieved, 50% of the 2016 EBITDA Portion will be earned. If between 87.5% and less than 100% of the 2016 EBITDA Target is achieved, 75% of the 2016 EBITDA Portion will be earned. The foregoing modifications relate to Amended Annual Incentive Bonus Plans, as well the incentive bonus structure put into place during March 2015 for certain additional employees who are not Named Executive Officers.

Determination of 2016 Annual Bonus.

2016 Individual Objective Portion.  In March 2017, the Compensation Committee determined that each of the Founder-Director and/or executive officer participants (including Messrs. Niv, Sakhai, Adhout, Yusupov and Lande) had achieved each of the individual objectives and goals set for them by the Compensation Committee entitling them to 100% of the 2016 Individual Objective Portion of the 2017 Annual Bonus. However, considering the financial condition of the Company, the Compensation Committee and the Founder-Directors (including Messrs. Niv, Sakhai, Adhout, Yusupov) agreed to forego payment of the 2016 Individual Objective Portion of the 2017 Annual Bonus.

2016 EBITDA Portion.  In addition, the Compensation Committee (i) certified that the Company achieved adjusted EBITDA of 232% of the 2016 EBITDA Target, entitling each of the Named Executive Officers to 100% of the 2016 EBITDA Portion of the 2017 Annual Bonus.

Accordingly, the Founder-Director Named Executive Officers (including Messrs. Niv, Sakhai, Adhout, Yusupov) received payouts equal to 50% of their target bonuses. Each of Messrs. Niv, Sakhai and Yusupov received $800,000. Mr. Lande received payouts equal to 100% of his target bonus. Mr. Lande received $1,200,000.

Severance and Change in Control Benefits

Prior to March 2015, each of our Named Executive Officers was entitled to severance benefits under individual letter agreements between the Named Executive Officers and Global Brokerage Holdings, LLC (in the case of the Founders) and Forex Capital Markets LLC (in Mr. Lande’s case). In March 2015, we entered into amendments of these agreements as further described below under “— Potential Payments upon Termination or Change in Control.”

With respect to our Founders, we believe that these severance benefits reflect our appreciation of the long-term commitment our Founders have made to the Company and provide a meaningful retention incentive for executive loyalty during challenging financial times. These benefits also provide an incentive for these executives to provide a release of claims and comply with non-competition and non-solicitation covenants, which, for a period of 18 months following the termination of an executive’s employment, prohibit the executive from participating in a business engaged in the foreign currency exchange business or other businesses undertaken or proposed to be undertaken by us and prohibit the executive from soliciting our customers or prospective customers or our employees.

With respect to Mr. Lande, we believe that these severance benefits are valuable as they address the valid concern that a chief financial officer is critical in steering a company to a successful sale of the enterprise, and also is likely to be among the first executives terminated in a change in control. These severance benefits allow Mr. Lande to focus on the success of a potential transaction that may be in the best interests of the Company’s stockholders without concern for his own financial stability and also provide an incentive for Mr. Lande to provide a release of claims and comply with his non-competition and non-solicitation covenants.

Other Benefits.  We provide our employees, including our Named Executive Officers, with the opportunity to participate in broad based employee benefit programs, including health, life and disability insurance. Historically, the Company has chosen to pay the cost of these premiums on behalf of our Founders as a limited additional amount of fixed compensation. We believe this limited perquisite is reasonable and in the best interest of our stockholders.

Retirement Benefits.  We maintain a tax-qualified employee profit-sharing and savings 401(k) plan (the “401(k) Plan”) for all eligible full-time employees, including the Named Executive Officers, to attract and retain qualified employees. Participants may make pre-tax contributions up to the applicable statutory limit. Participants accrue earnings on contributions based on the performance of various investment funds available under the 401(k) Plan. The Company was not required to and made no matching contributions to the 401(k) Plan for the year ended December 31, 2016.

Changes to Annual Incentive Bonus Plans in November 2016

On November 7, 2016, our Board of Directors approved the Company’s 2017 Incentive Bonus Plan for Founder-Directors and Specified Executive Officers for the fiscal year 2017 (the “2017 Incentive Bonus Plan”).

Pursuant to the 2017 Incentive Bonus Plan, participants (including Messrs. Dror Niv, David Sakhai, Eduard Yusupov, and Kenneth Grossman) are entitled to receive a bonus based on a target amount equal to 200% of such participant’s base salary fiscal year 2017 (the “2017 Target Bonus”). For the year ending December 31, 2017, the 2017 Target Bonus will be calculated as follows: (a) 50% of the 2017 Target Bonus will be earned if prior to December 31, 2017, the Company repays in full the loan evidenced by Amended and Restated Credit Agreement, dated as of January 24, 2015, between and among the Company, Global Brokerage Holdings, LLC, FXCM Newco, LLC and Leucadia National Corporation as amended by that First Amendment to the Amended and Restated Credit Agreement, dated as of September 1, 2016, and (b) up to a maximum of 50% of the 2017 Target Bonus will be earned if FXCM Group LLC is certified to have achieved certain adjusted EBITDA targets for 2017 as follows: 25% of the 2017 Target Bonus will be earned if FXCM Group LLC is certified to have achieved adjusted EBITDA of $64 million for fiscal year 2017; and 50% of the 2017 Target Bonus will be earned if FXCM Group LLC is certified to have achieved adjusted EBITDA of equal to or greater than $92 million for fiscal year 2017. If FXCM Group LLC is certified to have achieved adjusted EBITDA of between $64 million and $92 million for fiscal year 2017 then the 2017 Target Bonus earned by each participant shall be between 25% and 50% of the 2017 Target Bonus calculated using a straight line interpolation. None of the 2017 Target Bonus will be earned if the FXCM Group LLC is certified to have achieved adjusted EBITDA of less than $64 million for fiscal year 2017.

Compensatory Risk Analysis

We work to integrate sound risk management into our compensation programs. We believe it is critical to bring a multi-faceted strategy toward mitigating risk in compensation. We believe our focus on long-term stable compensation programs, and retaining long-term employees who have dedicated more than a decade to our success, works to limit incentives to take unnecessary or imprudent risk-taking actions. For example, in our annual cash incentive program for our Founders, we have historically relied on the same three metrics each year, to limit the motivation to skew results from one year to the next. We have capped payouts under this program at 200% of target levels, and also provide a scaled downside payment for performance at or above 75% of our target levels to avoid an all-or-nothing situation. We also provide stable fixed cash compensation to each of our executive officers, including as a counterbalance to the financial exposure that our Founders face as significant holders of equity in our enterprise.

Operating Agreement & Employment Agreements

Messrs. Niv, Sakhai and Yusupov received guaranteed cash payments in lieu of base salary in accordance with the Operating Agreement. Each of our Named Executive Officers is also party to a Confidentiality and Restrictive Covenant Agreement with Holdings, which provide for one-year post-termination non-competition and non-solicitation obligations.

Outstanding Equity Awards at Fiscal Year-End for 2016

The following table provides information regarding outstanding equity awards held by our Named Executive Officers as of the end of fiscal year 2016 (adjusted for the impact of the one-for-ten reverse stock split effective on October 1, 2015).

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#)(1)(2) Exercisable	Number of Securities Underlying Unexercised Options (#)(1)(2) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Drew Niv	—	—	—	—	—	—	—		—		—	—
Robert Lande	12/16/2014	—	—	—	—	—	425	(3)	$2,996	(4)	—	—
	9/12/2012	11,250	—	—	$93.40	9/12/2019	—		—		—	—
	8/10/2012	7,500	—	—	$98.10	8/10/2019	—		—		—	—
	8/12/2011	6,250	—	—	$107.30	8/12/2018	—		—		—	—
	12/1/2010	5,000	—	—	$140.00	12/1/2017	—		—		—	—
David Sakhai	—	—	—	—	—	—	—		—		—	—
Eduard Yusupov	—	—	—	—	—	—	—		—		—	—

(1)	Generally, 25% of the total number of stock options that are granted vest and become exercisable on each of the first four anniversary dates from the initial grant. The stock options have a contractual term of seven years.

(2)	The vesting of these options will accelerate (i) upon a termination by the Company without “cause” (as defined in the stock option agreement) or a termination by the employee for “good reason” (as defined in the stock option agreement), in each case within the two-year period following a “change in control” (as defined in the Amended and Restated 2010 Long-Term Incentive Plan), and (ii) subject to the timely execution of a release of claims against the Company and its affiliates and continued compliance with any applicable restrictive covenants, upon a termination of employment by the Company and its affiliates without “cause” (other than due to death or disability) or by him for “good reason” (each as defined in the Severance Agreement for Selected Executives and Managers with Forex Capital Markets LLC). In addition, in the event of a termination due to death or disability, Mr. Lande will be deemed vested in any portion of the stock option that would have become vested within the 12-month period following such termination.

(3)	Reflects the number of restricted stock units granted to Mr. Lande under the Amended and Restated 2010 Long-Term Incentive Plan. 25% of the restricted stock units that are granted vest on each of the first four anniversaries of the grant date, subject generally to Mr. Lande’s continued employment with us on the applicable vesting date. The vesting of these restricted stock units will accelerate (i) upon a termination by the Company without “cause” (as defined in the restricted stock unit award agreement) or he terminates employment for “good reason” (as defined in the restricted stock unit award agreement), in each case within the two-year period following a “change in control” (as defined in the Amended and Restated 2010 Long-Term Incentive Plan), and (ii) subject to the timely execution of a release of claims against the Company and its affiliates and continued compliance with any applicable restrictive covenants, upon a termination of employment by the Company and its affiliates without “cause” (other than due to death or disability) or by him for “good reason” (each as defined in the Severance Agreement for Selected Executives and Managers with Forex Capital Markets LLC). In the event Mr. Lande terminates employment due to death or disability, he will be deemed vested in any portion of the restricted stock units that would otherwise have vested within 12 months following such termination of employment. Mr. Lande will not have any rights as a shareholder unless and until the restricted stock units vest and are settled by the issuance of shares of our Class A common stock.

(4)	The market value of the restricted stock units is calculated by multiplying the number of shares subject to the restricted stock units by $7.05, the closing price per share of our Class A common stock on December 31, 2016, the last day of our 2016 fiscal year.

Potential Payments upon Termination or Change in Control

On March 11, 2015, Messrs. Niv, Sakhai, Adhout and Yusupov each entered into a Amended and Restated Severance Agreement for Founders (the “Founders Severance Agreement”) with Forex Capital Markets LLC. Under the Founders Severance Agreement, in the event of termination of employment of any of them by the Company and its subsidiaries (the “Company Group”) without “cause,” as defined in the Founders Severance Agreement (and other than due to death or disability) or by any of them for “good reason” (as defined below, but which generally includes certain sales or dispositions of substantially all of the assets and operations of one or more members of the Company Group), subject to the timely execution of a release of claims against the Company and its affiliates and continued compliance with any applicable restrictive covenants, each of Messrs. Niv, Sakhai, Adhout and Yusupov will be entitled to receive the following benefits: (1) an aggregate amount equal to (A) two times his annual base salary on the termination date, plus (B) his target annual bonus, (2) full acceleration and vesting of their then-outstanding unvested equity awards, and (3) a payment equal to 24 times the required monthly premium for COBRA medical coverage under the Company medical plan in which he and his family participated immediately prior to termination. The Founders Severance Agreements contain Code Section 280G “best after-tax” provisions, which generally provide that any “parachute payments” (as defined in Code Section 280G) will be reduced to the Code Section 280G “safe harbor” limit, but only if such reduction would put the Named Executive Officer in a better after-tax position than if he were to receive all parachute payments and pay all taxes thereon (including the excise tax imposed under Code Section 4999).

For purposes of the Founders Severance Agreements, “good reason” means (i) a sale, divestiture or other disposition of substantially all of the assets and operations (whether by sale of equity interests in the entity or by asset disposition) of the Company or Forex Capital Markets Limited, including pursuant to a sale of Global Brokerage, Inc. or any other parent entity that results in either the Company or Forex Capital Markets Limited ceasing to be a member of the Company Group; (ii) a sale, divestiture or other disposition (whether in a single transaction or series of transaction) of the assets and operations of one or more members of the Company Group which, in the aggregate, results in the disposition of the essential operating capabilities of the Company Group; or (iii) without the Named Executive Officer’s consent, a change in his duties and responsibilities which is materially inconsistent with his position with the Company Group, a reduction in his annual base salary, a reduction in his target bonus under the Annual Incentive Bonus Plan for the 2015 and 2016 calendar years, or, for the 2017 and subsequent calendar years, a reduction in the target bonus under the Annual Incentive Bonus Plan for a calendar year (if any) after such target bonus has been established in writing for such year. A Named Executive Officer will only have “good reason” to terminate employment following the applicable entity’s failure to remedy the act which is alleged to constitute “good reason” within 15 business days following such entity’s receipt of written notice from the Named Executive Officer specifying such act, and any such notice claiming “good reason” must in all events be provided within 30 business days after such event has first occurred.

Pursuant to the Severance Agreement for Selected Executives and Managers with Forex (the “Selected Executives Severance Agreement”) entered by and between Mr. Lande and the Company in March of 2015, Mr. Lande will be afforded certain severance protections in the event of termination of employment by the Company Group without “cause,” as defined in the severance agreement (and other than due to death or disability) or by him for “good reason” (as defined below, but which generally includes certain sales or dispositions of substantially all of the assets and operations of one or more members of the Company Group). In the event of such termination, subject to the timely execution of a release of claims against the Company and its affiliates and continued compliance with any applicable restrictive covenants, Mr. Lande will be entitled to receive an aggregate amount equal to (1) his annual base salary, plus (2) his target annual bonus. In addition, Mr. Lande’s then-outstanding unvested equity awards under the applicable equity incentive plan will accelerate and vest in full, as of the date of such termination of employment. In addition, Mr. Lande will be entitled to receive a payment equal to 12 times the required monthly premium for COBRA medical coverage under the Company medical plan in which he and his family participated immediately prior to termination (less an employee contribution amount).

The tables below set forth the amounts that the Named Executive Officers would receive in the event of certain terminations of employment, including a Named Executive Officer’s termination of employment for “good reason”.

Drew Niv, Chief Executive Officer during 2016; currently Interim Chief Executive Officer

Event	Cash Severance Payments ($)	Equity Acceleration ($)	Total ($)
Termination for cause or resignation without good reason	—	—	—
Termination without cause or resignation for good reason	3,200,000	—	3,200,000

Robert Lande, Chief Financial Officer

Event	Cash Severance Payments ($)	Equity Acceleration ($)(1)	Total ($)
Termination for cause or resignation without good reason	—	—	—
Termination without cause or resignation for good reason	1,800,000	2,996	1,810,673
Disability or death	—	1,502	3,555

(1)	As of December 31, 2016, Mr. Lande had 0 unvested options outstanding and 425 unvested restricted stock units outstanding (as adjusted to for the impact of the one-for-ten reverse stock split effective on October 1, 2015). The value of the accelerated vesting of restricted stock units is based on the closing price of a share of our Class A common stock of $7.05 on December 31, 2016.

David Sakhai, Chief Operating Officer

Event	Cash Severance Payments ($)	Equity Acceleration ($)	Total ($)
Termination for cause or resignation without good reason	—	—	—
Termination without cause or resignation for good reason	3,200,000	—	3,200,000

Eduard Yusupov, Global Head of Dealing

Event	Cash Severance Payments ($)	Equity Acceleration ($)	Total ($)
Termination for cause or resignation without good reason	—	—	—
Termination without cause or resignation for good reason	3,200,000	—	3,200,000

2016 Incentive Bonus Plan for Founders and Executives

On September 1, 2016, FXCM Group, LLC adopted the 2016 Incentive Bonus Plan for Founders and Executives (“Management Incentive Plan”) under which participants are entitled to certain distributions made after Leucadia’s principal and interest under the Amended and Restated Credit Agreement (“Credit Agreement”), amended as of September 1, 2016 by and between Global Brokerage, Inc. and Leucadia National Corporation are repaid.

Distributions under the Management Incentive Plan will be made only after Leucadia’s principal and interest under the Credit Agreement are repaid and will equal the following:

•	10% of all distributions from FXCM Group up to $350 million;

•	12% of all distributions from FXCM Group from $350 million to $850 million; and

•	14% of all distributions from FXCM Group above $850 million.

Long-term incentive program participants will receive their share of any distributions or sales proceeds while unvested. In addition, if a participant is terminated from employment other than for cause or due to a material breach of a restrictive covenant, he or she will receive either a non-voting membership interest in FXCM Group that entitles the participant to the same distributions he or she would have otherwise received under the incentive program or a lump-sum cash amount, as determined by the plan administrator in its sole discretion. If a participant is terminated from employment for cause or due to a material breach of a restrictive covenant, he or she would not be entitled to distributions following such termination and will forfeit all interests under the plan. A termination payment will also be paid upon any change of control of FXCM Group.

Leucadia will be entitled to receive additional distributions of proceeds that, when added to its 49.9% membership interest, resulting in the following distribution percentages:

Waterfall
Amounts due under Credit Agreement	100% Leucadia

Next $350 million	45% Leucadia / 45% Holdings / 10.0% FXCM Management

Next $500 million	79.2% Leucadia / 8.8% Holdings / 12.0% FXCM Management

All aggregate amounts thereafter	51.6% Leucadia / 34.4% Holdings / 14.0% FXCM Management

Director Compensation

We are governed by our Board of Directors. The following individuals served on our Board during fiscal year 2016: Drew Niv (now resigned), David Sakhai, Eduard Yusupov, Kenneth Grossman, William Ahdout (now resigned), James Brown, Eric LeGoff, Arthur Gruen, Ryan Silverman, Bryan Reyhani and Robin Davis. Our employees who serve as Directors of the Company receive no separate compensation for service on the Board of Directors or on committees of the Board of Directors of the Company. Each outside director receives an annual retainer of $150,000 in cash payable quarterly. In addition, each Director is reimbursed for reasonable out-of-pocket expenses incurred in connection with service on our Board of Directors.

Director Compensation for 2016

The following table provides compensation information for fiscal year 2016 for each non-employee member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Brown	150,000	—	—	150,000
Arthur Gruen	150,000	—	—	150,000
Eric LeGoff	150,000	—	—	150,000
Robin Davis	150,000	—	—	150,000
Bryan Reyhani	150,000	—	—	150,000
Ryan Silverman	150,000	—	—	150,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Class A and Class B common stock and of Holdings Units as of April 12, 2017 by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Global Brokerage, Inc., (2) each of our Directors and Named Executive Officers and (3) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules (adjusted for the impact of the one-for-ten reverse stock split effective on October 1, 2015).

	Class A Common Stock Beneficially Owned(1)		Holdings Units Beneficially Owned(1)		Class B Beneficially Owned(2)	Combined Voting Power(3)
Name of Beneficial Owner	Number	%	Number	%	Number	%
Directors and Named Executive Officers
James G Brown(4)	16,408	*	—	—	—	*
Robin Davis(5)	4,583	*	—	—	—	*
Bryan Reyhani(6)	—	—	—	—	—	*
Kenneth Grossman(7)	31,368	*	—	—	—	*
Arthur Gruen(8)	6,408	*	—	—	—	*
Robert Lande(9)	37,512	*	—	—	—	*
Eric LeGoff(10)	6,408	*	8,000	*	1	*
Drew Niv(11)	114,442	1.39%	768,047	9.32%	1	10.70%
David Sakhai(12)	212,767	2.58%	365,636	4.43%	1	7.02%
Ryan Silverman(13)	33,132	*	—	—	—	*
Eduard Yusupov(14)	20,000	*	353,335	4.29%	1	4.53%
Directors and Executive Officers, as a group (17 persons)	503,028	6.10%	1,747,801	21.19%		27.30%
5% Stockholders
Franklin Resources, Inc.(15)	819,681	9.94%	—	—	—	9.94%
Leya Yusupov(16)	20,000	*	125,156	1.52%	1	1.76%
Mikhail Yusupov(16)	20,000	*	131,405	1.59%	1	1.84%

*	Represents less than 1%.

(1)	Subject to the terms of an exchange agreement, the Holdings Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Person Transactions — Exchange Agreement.” Beneficial ownership of Holdings Units reflected in this table has not been also reflected as beneficial ownership of shares of our Class A common stock for which such units may be exchanged. Percentage of Holdings Units beneficially owned treats Holdings Units held by Global Brokerage, Inc. as outstanding. As of April 12, 2017, we had 5,602,534 shares of Class A common stock outstanding that will carry an aggregate of 5,602,534 votes and 25 shares of Class B common stock outstanding that will carry an aggregate of 2,637,089 votes (i.e., a number of votes that is equal to the number of outstanding Holdings Units, not including those held by Global Brokerage, Inc.) for a total of 8,239,623 votes.

(2)	Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holdings Unit held by such holder.

(3)	Represents percentage of voting power of the Class A common stock and Class B common stock of GLBR voting together as a single class.

(4)	Consists of 10,000 shares of Class A common stock held individually and 6,408 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(5)	Consists of 4,583 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(6)	Bryan Reyhani was appointed to serve as a member of the Board of Directors on February 1, 2016.

(7)	Consists of (i) 19,539 shares of Class A common stock held individually by Mr. Grossman, and (ii) 11,830 shares of Class A common stock held by a trust for the benefit of Mr. Grossman’s family, for which Mr. Grossman’s wife serves as trustee.

(8)	Consists of 6,408 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(9)	Consists of (i) 2,430 of Class A common stock individually owned, (ii) 750 shares of Class A common stock held in an estate of which Mr. Lande is the sole beneficiary, (iii) 10,000 shares of Class A common stock held by a pension plan of which Mr. Lande is the sole beneficiary, (iv) 157 shares of restricted shares of Class A common stock, and (v) 23,750 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(10)	Consists of 8,000 Holdings Units and one share of Class B common stock held individually by Mr. LeGoff and 6,408 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(11)	Consists of (1) 40,000 shares of Class A common stock held individually by Mr. Niv, (ii) 768,047 Holdings Units and one share of Class B common stock owned individually by Mr. Niv; (iii) 37,221 shares of Class A common stock held by a trust for the benefit of Mr. Niv’s family, for which Mr. Niv’s wife serves as trustee; and (iv) 37,221 shares of Class A common stock held by trusts over which Mr. Niv is an investment advisor.

(12)	Consists of (i) 20,000 shares of Class A common stock held individually by Mr. Sakhai, (ii) 365,636 Holdings Units and one share of Class B common stock owned individually by Mr. Sakhai, and (iii) 192,767 shares of Class A common stock held by trusts for the benefit of Mr. Sakhai’s familly, for which Mr. Sakhai’s sister serves as trustee.

(13)	Consists (i) 29,659 shares of Class A common stock, and (ii) 3,473 shares of Class A common stock issuable pursuant to stock options that are or become exercisable within 60 days.

(14)	Consists of (i) 20,000 shares of Class A common stock held individually by Mr. Yusupov, and (ii) 353,335 Holdings Units and one share of Class B common stock held individually by Mr. Yusupov.

(15)	Information regarding Franklin Resources, Inc. was obtained from a Schedule 13G filed by Franklin Resources, Inc. on February 4, 2016. The principal business address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Franklin Resources, Inc. has sole power to vote or direct the vote of 0 shares of our Class A common stock and sole power to dispose or to direct the disposition of 0 shares of our Class A common stock. Franklin Resources, Inc. further reported that (a) Franklin Templeton Institutional, LLC, a subsidiary of Franklin Resources, Inc., is the beneficial owner of 742,980, or 14.63%, of our common stock and (b) Franklin Templeton Investments Corp., a subsidiary of Franklin Resources, Inc., is the beneficial owner of 76,701 shares, or 1.36%, of our common stock.

(16)	Leya Yusupov and Mikhail Yusupov, together, beneficially own (i) 40,000 shares of Class A common stock, and (ii) 256,561 Holdings Units, altogether as co-trustees over trusts established for the benefit of the Yusupov family. The principal business address of Leya Yusupov is c/o Global Brokerage, Inc., 55 Water Street, 50th Floor, New York, New York 10041. The principal business address of Mikhail Yusupov is 111-55 77th Avenue, Apt 1F, Forest Hills, New York 11375.

Item 13. Certain Relationship and Related Transactions, and Director Independence

 Exchange Agreement

In December 2010, we entered into an exchange agreement with the non-managing members of Holdings. Under the exchange agreement each non-managing member of Holdings (and certain permitted transferees thereof) may exchange their Holdings Units for shares of Class A common stock of GLBR on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange agreement provides that such exchanges must be for a minimum of the lesser of 1,000 Holdings Units or all of the vested Holdings Units held by such non-managing member of Holdings. The exchange agreement also provides that a non-managing member of Holdings will not have the right to exchange Holdings Units if GLBR determines that such exchange would be prohibited by law or regulation or would violate other agreements with GLBR to which the non-managing member of Holdings may be subject. GLBRmay impose additional restrictions on exchange that it determines to be necessary or advisable so that Holdings is not treated as a “publicly traded partnership” for United States federal income tax purposes. As a holder exchanges Holdings Units for shares of Class A common stock, the number of Holdings Units held by GLBR is correspondingly increased as it acquires the exchanged Holdings Units. Additionally, pursuant to the exchange agreement, anytime GLBR cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holding Unit transaction with GLBR.

Registration Rights Agreement

In December 2010, we entered into a registration rights agreement with the non-managing members of Holdings pursuant to which we have granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act of 1933, as amended, shares of Class A common stock of GLBR delivered in exchange for Holdings Units. Pursuant to the registration rights agreement, we registered the exchange of Holdings Units for shares of Class A common stock of GLBR by the non-managing members of Holdings on a Registration Statement on Form S-3/A which was declared effective by the SEC on January 30, 2012. In addition, the owners of Holdings Units covered by the registration rights agreement have the right to request that we register the sale of shares of Class A common stock of GLBR held by them and may require us to make available shelf registration statements permitting sales of shares of Class A common stock of GLBR held by them into the market from time to time over an extended period. In addition, the owners of Holdings Units covered by the registration rights agreement have the ability to exercise certain piggyback registration rights in respect of shares of Class A common of GLBR stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.

Equity Distribution Agreement

In October 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Jefferies, as sales agent (the "Sales Agent"). Under the terms of the Equity Distribution Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $15.0 million, through the Sales Agent. The common stock will be sold pursuant to the Company's shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 2, 2016. The Company has not issued or sold any shares pursuant to the Equity Distribution Agreement during the year ended December 31, 2016 or during the quarter ended March 31, 2017.

Tax Receivable Agreement

As described above, GLBR purchased Holdings Units from other members of Holdings at the time of the IPO. In addition, under the terms of the exchange agreement described above, the members of Holdings (other than GLBR) may, from and after the first anniversary of the date of the closing of the IPO (subject to the terms of the exchange agreement), exchange their Holdings Units for shares of Class A common stock of GLBR on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Holdings intends to make an election under Section 754 of the Code effective for each taxable year in which such a purchase or exchange of Holdings Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Holdings at the time of the purchase or subsequent exchange of Holdings Units that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that GLBR would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Internal Revenue Service (“IRS”) may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

We have entered into a tax receivable agreement (the “TRA”) with other members of Holdings that provides for the payment from time to time by GLBR to the non-managing members of Holdings of 85% of the amount of the benefits, if any, that GLBR is deemed to realize as a result of increases in tax basis and certain other tax benefits related to our entering into the TRA, including tax benefits attributable to payments under the TRA. These payment obligations are obligations of GLBR and not of Holdings. For purposes of the TRA, the benefit deemed realized by GLBR will be computed by comparing the actual income tax liability of GLBR (calculated with certain assumptions) to the amount of such taxes that GLBR would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges and certain other assumptions. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless GLBR exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement or GLBR breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if GLBR had exercised its right to terminate the agreement. Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•	the timing of exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Holdings at the time of each exchange;

•	the price of shares of Class A common stock of GLBR at the time of the exchange — the increase in any tax deductions, as well as the tax basis increase in other assets, of Holdings is directly proportional to the price of shares of Class A common stock of GLBR at the time of the exchange;

•	the extent to which such exchanges are taxable — if an exchange is not taxable for any reason, increased deductions will not be available; and

•	the amount and timing of our income — GLBR will be required to pay 85% of the deemed benefits as and when deemed realized. If GLBR does not have taxable income, GLBR generally is not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement.

We expect that the payments that GLBR may make under the TRA will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual benefits GLBR realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to GLBR by Holdings are not sufficient to permit GLBR to make payments under the tax receivable agreement after it has paid taxes. Late payments under the TRA will generally accrue interest at an uncapped rate equal to one-year LIBOR + 5%. The payments under the TRA are not conditioned upon our owners at the time of the IPO continuing their ownership interest in us.

In addition, the TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, GLBR’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that GLBR would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA. As a result, (1) GLBR could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual benefits GLBR realizes in respect of the tax attributes subject to the TRA and (2) if GLBR elects to terminate the TRA early, GLBR would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity.

Decisions made by our owners at the time of the IPO in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling non-managing member of Holdings under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase a non-managing member of Holdings tax liability without giving rise to any rights of a non-managing member of Holdings to receive payments under the TRA.

Payments under the TRA will be based on the tax reporting positions that we will determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, GLBR, the corporate taxpayer, will not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, payments could be made under the TRA in excess of the benefits that the corporate taxpayer actually realizes in respect of the tax attributes subject to the TRA.

Global Brokerage Holdings, LLC Limited Liability Company Agreement

Global Brokerage, Inc. holds Holdings Units in Holdings and is the sole managing member of Holdings. Accordingly, GLBR operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business operations.

Pursuant to the limited liability company agreement of Holdings, GLBR has the right to determine when distributions will be made to unitholders of Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the unitholders of Holdings pro rata in accordance with the percentages of their respective limited liability company interests.

The unitholders of Holdings, including GLBR, will incur United States federal, state and local income taxes on their proportionate share of any taxable income of Holdings. Net profits and net losses of Holdings will generally be allocated to its unitholders (including GLBR) pro rata in accordance with the percentages of their respective limited liability company interests. The limited liability company agreement of Holdings provides for cash distributions, which we refer to as “tax distributions,” to the holders of the Holdings Units if GLBR, as the sole managing member of Holdings, determines that the taxable income of the relevant unitholder will give rise to taxable income for such holder. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Holdings allocable to a holder of Holdings Units multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions will be made only to the extent all distributions from Holdings for the relevant year were insufficient to cover such tax liabilities.

The limited liability company agreement of Holdings provides that substantially all expenses incurred by or attributable to GLBR (such as expenses incurred in connection with the IPO), but not including obligations incurred under the tax receivable agreement by GLBR, income tax expenses of GLBR and payments on indebtedness incurred by GLBR, are borne by Holdings.

Relationship with Lucid Markets Trading Limited

Amounts advanced to the Company from certain Lucid Markets Trading Limited (“Lucid”) non-controlling members in connection with trade settlements were nil and not material at December 31, 2016 and 2015, respectively. Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $0.7 million and $6.5 million at December 31, 2016 and 2015, respectively.

Leucadia Transaction

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

On September 1, 2016, the Company and Leucadia agreed to amend the terms of the Credit Agreement and to terminate the Letter Agreement. The Letter Agreement was replaced with an Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the “Group Agreement”). The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC. Pursuant to the Group Agreement, Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest in Group. Group and Holdings also entered into a Management Agreement pursuant to which Holdings manages the assets and day-to-day operations of Group. On February 2, 2017, the parties to the Management Agreement entered into an amendment, pursuant to which the Management Agreement was modified to provide that the Management Agreement may now be terminated by a vote of at least three (3) members of the Group board after the occurrence of certain events, including a change of control of our company.

Additionally, Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”) under which participants are entitled to certain distributions made after the principal and interest under the amended Credit Agreement are repaid. On February 2, 2017, Group and Leucadia entered into an acknowledgment, pursuant to which they agreed that agreed that, notwithstanding anything to the contrary in the Management Incentive Plan, Leucadia may terminate the Management Incentive Plan on behalf of Group at any time and for any reason in its sole discretion.

Other Transactions

Ornit Niv, Chief Executive Officer of Forex Capital Markets LLC, is the sister of Drew Niv, our Interim Chief Executive Officer. Ms. Niv received total compensation of $620,000.08 for the year ended December 31, 2016. Matthew Navie, one of our institutional sales representatives, is the brother-in-law of David Sakhai, one of our Directors and our Chief Operating Officer. Mr. Navie received total compensation of $148,784.94 for the year ended December 31, 2016, Leya Yusupov and Shirin Yusupov are each sisters of Eduard Yusupov, one of our Directors and our Global Head of Dealing. Leya Yusupov, one of our senior dealers, received total compensation of $178,499.92 for the year ended December 31, 2016. Shirin Yusupov, an employee in our reconciliation department, received total compensation of $146,625.08 for the year ended December 31, 2016. Debra Blajchman, who works in our payroll department, is the sister of Kenneth Grossman, one of our Directors. Ms. Blajchman earned total compensation of $215,600.88 for the year ended December 31, 2016. Elisheva Rutenberg, a member of our programming department, is the sister-in-law of Kenneth Grossman. Ms. Rutenberg received total compensation of $130,044 for the year ended December 31, 2016.

Statement of Policy Regarding Transactions with Related Persons

The Board of Directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The general counsel will then promptly communicate that information to the Board of Directors. No related person transaction will be executed without the approval or ratification of the Board of Directors. It is our policy that Directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest. Our policy does not specify the standards to be applied by Directors in determining whether or not to approve or ratify a related person transaction and we accordingly anticipate that these determinations will be made in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation.

Indemnification of Directors and Officers

Our Amended and Restated By-Laws provide that we will indemnify our Directors and officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, our Amended and Restated Certificate of Incorporation provides that our Directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming any of our Directors or officers to which indemnification is being sought, and we are not aware of any other pending or threatened litigation that may result in claims for indemnification by any Director or officer.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2017.

Audit and Non-Audit Fees

In connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, we entered into an agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP performed audit services for the Company.

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our financial statements for the fiscal years ended December 31, 2016 and 2015 and fees billed for other services rendered by Ernst & Young LLP for those periods:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit fees(1)	$2,791,285	$2,751,600
Audit-related fees(2)	187,574	234,995
Tax fees(3)	555,631	103,000
All other fees
Total:	$3,534,490	$3,089,595

(1)	Fees for audit services billed for the fiscal years ended December 31, 2016 and 2015 consisted of the following: audit of the Company’s annual financial statements and statutory and regulatory audits. Audit services were provided globally for 2016 and 2015 and the fees related to the audits of the international subsidiaries are approved in U.S. dollars.

(2)	Fees for the fiscal years ended December 31, 2016 and 2015 consisted of reporting requirements under Statement on Standards for Attestation Engagement (SSAE) No. 16 and for the fiscal year ended December 31, 2015 consisted of reporting requirements under UK GAAP Financial Reporting Standard (FRS) 102 .

(3)	Fees for tax services billed for the fiscal years ended December 31, 2016 and December 31, 2015 consisted of tax compliance and advice.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Ernst & Young LLP’s independence and concluded that it was. All such non-audit services were pre-approved pursuant to the pre-approval policy set forth below.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee is directly responsible for the appointment, compensation, retention, oversight and termination of the independent registered public accounting firm engaged (including the resolution of disagreements between management and such firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement going forward. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by Ernst & Young LLP. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has pre-approved several enumerated permitted services, subject to the approval of the Chief Financial Officer, the Chief Accounting Officer and/or the Chairman of the Audit Committee, as applicable. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members who are independent directors, when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services; provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See Item 8 of Part II of the Annual Report on Form 10-K filed with the SEC on March 20, 2017.

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

GLOBAL BROKERAGE, INC.

Date: April 28, 2017	By:	/s/ Robert Lande
Name: Robert Lande
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	*	Interim Chief Executive Officer	April 28, 2017
	Dror (Drew) Niv	(Principal Executive Officer)

	/s/ Robert Lande	Chief Financial Officer	April 28, 2017
	Robert Lande	(Principal Financial Officer)

	*	Director and Chief Operating Officer	April 28, 2017
David Sakhai

	*	Chief Accounting Officer	April 28, 2017
	Margaret Deverell	(Principal Accounting Officer)

	*	Chairman of the Board of Directors	April 28, 2017
Bryan I. Reyhani

	*	Director	April 28, 2017
Kenneth Grossman

	*	Director	April 28, 2017
Eduard Yusupov

	*	Director	April 28, 2017
James Brown

	*	Director	April 28, 2017
Ryan Silverman

	*	Director	April 28, 2017
Arthur Gruen

	*	Director	April 28, 2017
Robin E. Davis

	*	Director	April 28, 2017
Eric LeGoff

* By:	/s/ Robert Lande
Robert Lande
Attorney-in-Fact
April 28, 2017

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

2.1	Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Lucid Markets Trading Limited, dated June 21, 2012, among Mr. Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings LLC and the Issuer (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by FXCM Inc. on June 25, 2012 (File No. 001-34986)).
3.1	Amended and Restated Certificate of Incorporation of FXCM Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by FXCM Inc. on September 3, 2010 (File No. 333-169234)).
3.2	Amended and Restated Bylaws of FXCM Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).
3.3	Certificate of Designations for FXCM Inc. Series A Junior Participating Preferred Stock, dated as of January 29, 2015 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by FXCM Inc. on September 29, 2015 (File No. 001-34986)).
4.1	Indenture, dated June 3, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
4.2	Form of 2.25% Convertible Senior Note due 2018 (included as Exhibit A and incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
4.3	Rights Agreement, dated as of January 29, 2015, by and between FXCM Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).
4.4	Form of Option Agreement (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on April 21, 2015 (File No. 001-34986)).
4.5	Amended and Restated Rights Agreement, dated as of January 26, 2016, by and between FXCM Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2016 (File No. 001-34986)).
10.1	Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.2	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 8, 2013 (File No. 001-34986)).
10.3	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of FXCM Holdings, LLC, dated as of January 29, 2015 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by FXCM Inc. on January 30, 2015 (File No. 001-34986)).
10.4	Exchange Agreement, dated as of December 1, 2010, among FXCM Inc., FXCM Holdings, LLC and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).

10.5	Tax Receivable Agreement, dated as of December 1, 2010, by and among FXCM Inc., FXCM Holdings, LLC and the TRA Parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).
10.6	FXCM Inc. Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 5, 2016 (File No. 001-34986)).†
10.7	Form of Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.8	Offer Letter of Robert Lande (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 filed by FXCM Inc. on October 12, 2010 (File No. 333-169234)).†
10.9	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 2, 2010 (File No. 333-169234)).†
10.10	Severance Protection Agreement between Dror (Drew) Niv and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.11	Severance Protection Agreement between David Sakhai and FXCM Holdings, LLC, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed by FXCM Inc. on December 7, 2010 (File No. 001-34986)).†
10.12	Form of Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by FXCM Inc. on November 15, 2010 (File No. 333-169234)).†
10.13	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by FXCM Inc. on November 7, 2014 (File No. 001-34986)).
10.14	Amended and Restated Deed of Shareholders Agreement relating to Lucid Markets Trading Limited, by and among Dierk Reuter, Matthew Wilhelm, FXCM UK Merger Limited, FXCM Holdings, LLC and Lucid Markets Trading Limited (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on August 8, 2013 (File No. 001-34986)).
10.15	Purchase Agreement, dated May 28, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.16	Form of Convertible Bond Hedge Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.17	Form of Amendment to Convertible Bond Hedge Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.18	Form of Issuer Warrant Transaction Confirmation, dated May 28, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.19	Form of Amendment to Issuer Warrant Transaction Confirmation, dated May 30, 2013, between the Company and dealer (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by FXCM Inc. on June 3, 2013 (File No. 001-34986)).
10.20	Amended and Restated Letter Agreement, dated January 24, 2015 by and among FXCM Inc., FXCM Holdings, LLC, FXCM Newco, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).

10.21	Amended and Restated Credit Agreement, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC, Leucadia National Corporation, as Administrative Agent and lender, and other lenders parties thereto from time to time (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).
10.22	Amended and Restated Financing Fee Letter, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).
10.23	Amended and Restated Security and Guaranty Agreement, dated January 24, 2015 by and among FXCM Holdings, LLC, FXCM Newco, LLC, Forex Trading LLC, FXCM Systems, LLC, Yozma LLC, Financial Horizons Capital, LLC, Horizons Funding, LLC, FXCM Partners, LLC and Leucadia National Corporation (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on January 26, 2015 (File No. 001-34986)).
10.24	Form of Amended and Restated Severance Agreement for Founders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.25	Form of Severance Agreement for Selected Executives and Managers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.26	FXCM Inc. Annual Incentive Bonus Plan for Founder-Directors (2015-2016) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.27	FXCM Inc. Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by FXCM Inc. on March 17, 2015 (File No. 001-34986)).†
10.28	FXCM Inc. Amended and Restated Annual Incentive Bonus Plan for Founder-Directors (2015-2016) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on May 6, 2016 (File No. 001-34986)).†
10.29	FXCM Inc. Amended and Restated Annual Incentive Bonus Plan for Specified Executive Officers (2015-2016) (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by FXCM Inc. on May 6, 2016 (File No. 001-34986)).†
10.31	Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC, dated as of September 1, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).
10.32	FXCM Group, LLC 2016 Incentive Bonus Plan for Founders and Executives, effective September 1, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).
10.33	Management Agreement, dated September 1, 2016, between FXCM Holdings, LLC and FXCM Group, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).
10.34	First Amendment to Amended and Restated Credit Agreement, dated as of September 1, 2016, by and among FXCM Holdings, LLC, FXCM Newco, LLC, certain other loan parties, and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on September 8, 2016 (File No. 001-34986)).
10.35	Equity Distribution Agreement, dated as of October 3, 2016, between FXCM Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on October 3, 2016 (File No. 001-34986)).
10.36	FXCM Inc. 2017 Incentive Bonus Plan for Founder-Directors and Specified Executive Officers (2017) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by FXCM Inc. on November 9, 2016 (File No. 001-34986)). †
10.37	Order of Settlement, dated as of January 30, 2017, entered into by Forex Capital Markets, certain of its executives, and the National Future Association***
10.38	Order of Settlement, dated as of February 6, 2017, entered into by Forex Capital Markets, certain of its executives, and the Commodity Futures Trading Commission***
10.39	Amendment No. 1 to the Management Agreement of FXCM Group, LLC, dated as of February 2, 2017, by and among FXCM Group, LLC, FXCM Holdings, LLC, and LUK-FX Holdings, LLC.***

10.40	Acknowledgement, dated as of February 2, 2017, between FXCM Group, LLC and LUK-FX Holdings***
10.41	Asset Purchase Agreement, dated as of February 7, 2017, between Forex Capital Market LLC and GAIN Capital Group, LLC***
10.42	Asset Purchase Agreement, dated as of September 30, 2016, between Forex Capital Market LLC and FX Publications, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by FXCM Inc. on November 18, 2016 (File No. 001-34986)).
21.1	Subsidiaries of the Registrant.***
23.1	Consent of Ernst & Young LLP as to Global Brokerage, Inc.***
24.1	Power of Attorney (included on signature page to this Report on Form 10-K)***
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***(1)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***(1)
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith
**	Furnished herewith
***	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the SEC on March 20, 2017, which is amended hereby
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
†	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

