Form 10-Q
period 2017-03-31
Global Brokerage, Inc.
filed 2017-05-15
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34986
__________________________
Global Brokerage, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	27-3268672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Water Street, FL 50
New York, NY 10041
(Address of principal executive offices) (Zip Code)

Telephone: (212) 897-7660
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, there were 6,143,297 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 8 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

Global Brokerage, Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2017

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

ii

PART I

Item 1 — Financial Statements
Global Brokerage, Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31, 2017	December 31, 2016

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$144,100	$200,914
Cash and cash equivalents, held for customers	380,250	428,542
Due from brokers	1,716	3,363
Accounts receivable, net	6,469	5,236
Tax receivable	353	199
Assets held for sale	64,607	330,497
Total current assets	597,495	968,751
Deferred tax asset	429	330
Office, communication and computer equipment, net	31,743	32,815
Goodwill	—	23,479
Other intangible assets, net	3,583	6,285
Other assets	10,300	7,364
Total assets	$643,550	$1,039,024
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$380,250	$428,542
Accounts payable and accrued expenses	39,223	55,491
Due to brokers	2,327	1,471
Credit Agreement — Related Party	121,120	—
Other liabilities	1,645	2,629
Liabilities held for sale	2,984	235,719
Total current liabilities	547,549	723,852
Deferred tax liability	283	215
Senior convertible notes	163,283	161,425
Credit Agreement — Related Party	—	150,516
Other liabilities	6,562	7,319
Total liabilities	717,677	1,043,327
Commitments and Contingencies (See Notes 14 & 19)
Redeemable non-controlling interest	30,313	46,364
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 6,143,297 shares issued and outstanding as of March 31, 2017 and December 31, 2016	61	61
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 8 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Additional paid-in capital	390,054	389,917
Accumulated deficit	(490,835)	(460,907)
Accumulated other comprehensive loss	(1,573)	(2,312)
Total stockholders’ deficit, Global Brokerage, Inc.	(102,292)	(73,240)
Non-controlling interests	(2,148)	22,573
Total stockholders’ deficit	(104,440)	(50,667)
Total liabilities, redeemable non-controlling interest and stockholders’ deficit	$643,550	$1,039,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(In thousands, except per share data)
Revenues
Trading revenue	$45,145	$58,874
Interest income	386	335
Brokerage interest expense	(217)	(198)
Net interest revenue	169	137
Other income	550	1,383
Total net revenues	45,864	60,394
Operating Expenses
Compensation and benefits	13,321	19,605
Referring broker fees	7,361	9,750
Advertising and marketing	3,643	3,530
Communication and technology	5,974	7,235
Trading costs, prime brokerage and clearing fees	661	641
General and administrative	9,966	11,708
Depreciation and amortization	5,218	6,297
Goodwill impairment loss	23,917	—
Total operating expenses	70,061	58,766
Operating (loss) income	(24,197)	1,628
Other Expense (Income)
Loss (gain) on derivative liabilities — Letter & Credit Agreements	550	(110,831)
Loss on equity method investments, net	—	189
Interest on borrowings	14,361	20,553
(Loss) income from continuing operations before income taxes	(39,108)	91,717
Income tax (benefit) provision	(83)	567
(Loss) income from continuing operations	(39,025)	91,150
Loss from discontinued operations, net of tax	(27,699)	(31,974)
Net (loss) income	(66,724)	59,176
Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(10,184)	23,452
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(16,771)	—
Net loss attributable to other non-controlling interests	(9,841)	(14,011)
Net (loss) income attributable to Global Brokerage, Inc.	$(29,928)	$49,735

(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(24,524)	$61,887
Loss from discontinued operations attributable to Global Brokerage, Inc.	(5,404)	(12,152)
Net (loss) income attributable to Global Brokerage, Inc.	$(29,928)	$49,735

Weighted average shares of Class A common stock outstanding — Basic and Diluted	6,143	5,603
Net (loss) income per share attributable to stockholders of Class A common stock of Global Brokerage, Inc. — Basic and Diluted:
Continuing operations	$(3.99)	$11.05
Discontinued operations	(0.88)	(2.17)
Net (loss) income attributable to Global Brokerage, Inc.	$(4.87)	$8.88

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Net (loss) income	$(66,724)	$59,176
Other comprehensive income (loss)
Foreign currency translation income (loss)	1,529	(53)
Other comprehensive income (loss), net of tax	1,529	(53)
Comprehensive (loss) income	(65,195)	59,123
Comprehensive (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(9,931)	23,431
Comprehensive loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(16,235)	—
Comprehensive loss attributable to other non-controlling interests	(9,840)	(13,999)
Comprehensive (loss) income attributable to Global Brokerage, Inc.	$(29,189)	$49,691

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)
(In thousands, except share amounts)

		Global Brokerage, Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2017	$22,573	$(460,907)	$(2,312)	$389,917	6,143,297	$61	8	$1	$(50,667)
Net loss	(20,025)	(29,928)	—	—	—	—	—	—	(49,953)
Other comprehensive income, net of tax	254	—	739	—	—	—	—	—	993
Comprehensive (loss) income	(19,771)	(29,928)	739	—	—	—	—	—	(48,960)
Class A common stock
Equity-based compensation	45	—	—	137	—	—	—	—	182
Distributions — non-controlling members	(4,995)	—	—	—	—	—	—	—	(4,995)
Balance as of March 31, 2017	$(2,148)	$(490,835)	$(1,573)	$390,054	6,143,297	$61	8	$1	$(104,440)

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(66,724)	$59,176
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,918	7,244
Equity-based compensation	351	522
Deferred tax benefit	(18)	(193)
Goodwill impairment loss	23,917	—
Loss on classification as held for sale assets	20,440	31,511
Loss (gain) on derivative liabilities — Letter & Credit Agreements	550	(110,831)
Amortization of deferred bond discount	1,556	1,463
Amortization of deferred financing cost	302	302
Amortization of original issue discount — Credit Agreement	3,177	8,307
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	844	2,066
Amortization of deferred waiver fee — Credit Agreement	1,004	—
(Income) loss from equity method investments, net	(478)	36
Gain on disposition of equity method investment	—	(679)
Gain on sale of customer accounts	(4,414)	—
Transaction costs associated with sale of customer accounts	(187)	—
Due to related parties pursuant to tax receivable agreement	—	44
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	281,682	52,004
Due from brokers	9,905	3,697
Accounts receivable, net	27	234
Tax receivable, net	(154)	1,704
Other assets	2,710	1,516
Customer account liabilities	(281,686)	(51,892)
Accounts payable and accrued expenses	(15,608)	(558)
Other liabilities — Current	(984)	—
Other liabilities — Non-current	(267)	(430)
Payments for tax receivable agreement	—	(188)
Due to brokers	865	4,475
Securities sold, not yet purchased	—	218
Foreign currency remeasurement loss	(2,223)	(1,348)
Net cash (used in) provided by operating activities	(19,495)	8,400
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(3,827)	(5,558)
Purchase of intangible assets	(500)	(500)
Proceeds from sale of customer accounts	5,126	—
Net cash provided by (used in) investing activities	799	(6,058)
Cash Flows From Financing Activities
Distributions to non-controlling members	(4,995)	—
Principal payments on borrowings under the Credit Agreement	(34,972)	—
Net cash used in financing activities	(39,967)	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,244	1,899
Net (decrease) increase in cash and cash equivalents	(55,419)	4,241
Cash and cash equivalents (1)
Beginning of year	210,292	214,640
End of period	$154,873	$218,881

Global Brokerage, Inc.

Condensed Consolidated Statements of Cash Flows - (continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Supplemental disclosures of cash flow activities
Cash paid (received) for taxes	$558	$(248)
Cash paid for interest	$7,607	$7,686
Supplemental disclosure of non-cash investing activities
Proceeds receivable from sale of customer accounts	$1,108	$—
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$700	$947
Equity-based compensation	$89	$146
Loss on classification as held for sale assets	$20,440	$31,511
Gain on sale of customer accounts	$(4,414)	$—
Transaction costs associated with sale of customer accounts	$(187)	$—
Income from equity method investments, net	$478	$153
Purchases of office, communication and computer equipment, net	$(127)	$(47)
Gain on disposition of equity method investment	$—	$679

(1) Includes Cash and cash equivalents from continuing and discontinued operations

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

In February 2017, FXCM Inc. changed its name to "Global Brokerage, Inc". Global Brokerage, Inc. ("Global Brokerage" or the "Corporation"), through its managing membership interest in Global Brokerage Holdings, LLC (“Holdings”)(f/k/a "FXCM Holdings, LLC"), a majority-owned, controlled and consolidated subsidiary of the Corporation, owns a 50.1% membership interest in FXCM Group, LLC ("Group"). Group, through its operating subsidiaries, is an online provider of foreign exchange (“FX”) trading, contracts for difference ("CFD") trading, spread betting and related services to retail and institutional customers worldwide. The remaining 49.9% membership interest in Group is held by Leucadia National Corporation ("Leucadia"). Group is controlled and consolidated by Holdings. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings, Group and subsidiaries of Group.

On February 6, 2017, the Company announced simultaneous regulatory settlements with the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against its U.S. subsidiary, Forex Capital Markets LLC, Holdings and certain of its principals (the “Respondents”). The NFA settlement has no monetary fine, and the CFTC settlement has a $7.0 million fine imposed jointly and severally against the Respondents, which the Company paid on February 16, 2017. Pursuant to the regulatory settlement agreements, the Company has withdrawn from business in the U.S. and terminated its registrations with the CFTC and the NFA during the first quarter of 2017. Additionally, the Company sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC in an asset sale transaction that closed on February 24, 2017 (see Note 4).

In connection with its withdrawal from business in the U.S. pursuant to the regulatory settlements described above, the Company implemented a restructuring plan during the first quarter of 2017 that includes the termination of approximately 170 employees, which represents approximately 22% of its global workforce (see Note 20).

Financial Condition

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that, for the prior 30 consecutive business days, the market value of the Corporation's publicly held shares was less than $15 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on the Corporation's listing on the Nasdaq Stock Market or on the trading of the Corporation's common stock, the market value of the Corporation's publicly held shares must exceed $15 million for ten consecutive business days between May 2, 2017 and October 30, 2017, to avoid delisting.

If that market-value requirement is not satisfied, Nasdaq will provide written notice that the Corporation's common stock is subject to delisting from the Nasdaq Global Select Market. In that event, the Corporation will either appeal such determination to a hearings panel or submit an application to transfer its securities to the Nasdaq Capital Market. There can be no assurance that the Corporation will remain listed on the Nasdaq Global Select Market after October 31, 2017.

The Corporation's failure to remain listed on the Nasdaq Global Select Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes due 2018 (see Note 13). In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of March 31, 2017, the Company's cash and cash equivalents were $154.9 million, including $10.8 million within assets held for sale. However, the Corporation is primarily a holding company with limited business operations, and substantially all of its income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. Accordingly, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group. The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC provides that only a limited percentage of cash distributions by Group are allocated to Holdings (see Note

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

12). In addition, earnings and cash flows generated by Group are first applied by Group in conducting its operations, including the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it could be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements (see Note 12). Accordingly, the Company believes that the potential delisting raises substantial doubt about its ability to continue as a going concern as at May 15, 2017, the date that these financial statements were issued. The Corporation is working with financial and legal advisers to explore refinancing alternatives for the Convertible Notes.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Discontinued Operations

As a result of the Company's withdrawal from business in the U.S. pursuant to the aforementioned regulatory settlements and the sale of substantially all of its U.S.-domiciled customer accounts during the first quarter of 2017, the results of operations of the Company's U.S. subsidiary have been reported as discontinued operations for each period presented (see Note 4).

In the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd., Faros Trading LLC, FXCM Asia Limited and the equity trading business of FXCM Securities Limited. The Company remains committed to a plan to sell the remaining institutional businesses, which include Lucid Markets Trading Limited, V3 Markets, LLC and its equity interest in FastMatch, Inc., and continues to actively market these businesses. As a result, the remaining businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

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

At the time of Group's formation (f/k/a "FXCM Newco, LLC"), the Company determined that Group was a VIE and concluded that Holdings was the primary beneficiary of Group, which resulted in the consolidation of the financial results of Group by Holdings. The Company determined that the restructuring transaction with Leucadia effective September 1, 2016 (see Note 12) was a reconsideration event under ASC 810 and re-evaluated the previous conclusion that Group is a VIE. Upon reconsideration, the Company determined that Group remains a VIE and concluded that Holdings is the primary beneficiary of Group since Holdings has the ability to direct the activities of Group that most significantly impact Group’s economic performance and the obligation to absorb losses of Group or the right to receive benefits from Group that could be significant to Group. As a result, Holdings continues to consolidate the financial results of Group.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 74.5% and 25.5%, respectively, as of both March 31, 2017 and December 31, 2016.

The Company’s condensed consolidated financial statements include the following significant subsidiaries of Holdings:

FXCM Group, LLC (1)	(“Group”)
FXCM Global Services, LLC	(“Global Services”)
Forex Capital Markets, LLC	(“US”)
Forex Capital Markets Limited	(“UK LTD”)
FXCM Australia Pty. Limited	(“Australia”)
FXCM UK Merger Limited	(“Merger”)
Lucid Markets Trading Limited	(“Lucid”)
Lucid Markets LLP	(“Lucid LLP”)
V3 Markets, LLC	(“V3”)
____________________________________
(1) FXCM Newco, LLC was renamed FXCM Group, LLC effective September 1, 2016

Net income or loss attributable to the non-controlling interest in Holdings in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders.

Net income or loss attributable to redeemable non-controlling interest in the condensed consolidated statements of operations represents the share of earnings or loss allocated to the non-controlling membership interest in Group held by Leucadia based on the hypothetical liquidation at book value method (see Note 3).

Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the non-controlling interests of Lucid, V3 and other consolidated entities based on the economic interests held by the non-controlling members. The non-controlling members of Lucid and V3 each hold a 49.9% economic interest in the respective entity. The portion of the 49.9% of Lucid earnings allocated among the non-controlling members of Lucid that is contingent on services being provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4).

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

Global Brokerage, Inc.

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

Reclassifications

Reclassifications of prior period amounts related to discontinued operations as a result of the Company's withdrawal from business in the U.S. and the sale of substantially all of its U.S.-domiciled customer accounts have been made to conform to the current period's presentation.

Interim Financial Statements

The Company believes that the condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the condensed consolidated interim financial statements.

Note 2. Significant Accounting Policies and Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC 815-15-25-42. The Company adopted ASU No. 2016-06 on January 1, 2017 and applied it on a modified retrospective basis to its existing debt, which did not have an impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU No. 2016-07 eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted ASU No. 2016-07 on January 1, 2017, which did not have an impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017. The provisions of ASU No. 2016-09 related to the recognition of excess tax benefits in the statements of operations, classification of excess tax benefits in the statements of cash flows and minimum statutory withholding requirements are not applicable to the Company's existing share-based payment awards for the periods presented. With regard to forfeitures, the Company has elected to continue

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

to estimate the number of share-based awards that are expected to vest, rather than account for forfeitures when they occur. As this approach is consistent with the methodology historically applied by the Company in accounting for forfeitures, there has not been a cumulative-effect adjustment to stockholders' deficit as of January 1, 2017 under the modified retrospective transition method. The adoption of ASU No. 2016-09 did not have a material impact on the Company's condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU No. 2016-17 amends the consolidation guidance in ASU No. 2015-02 on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when performing the primary beneficiary analysis under the VIE model. Under ASU No. 2016-17, the single decision maker will consider an indirect interest held by a related party under common control on a proportionate basis. The Company adopted ASU No. 2016-17 on January 1, 2017 on a retrospective basis, which did not have an impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU No. 2017-04, Step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new guidance, companies will perform their annual, or interim, goodwill impairment test by comparing the reporting unit’s carrying value, including goodwill, to the fair value. An impairment charge would be recorded if the carrying value exceeds the reporting unit’s fair value. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company early adopted ASU No. 2017-04 for its interim goodwill impairment test performed as of March 31, 2017 (see Note 7). The Company elected to early adopt ASU No. 2017-04 as the interim evaluation identified events and circumstances that indicated it was more likely than not that the fair value of the reporting unit was less than its carrying value, and that goodwill was impaired.

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

Global Brokerage, Inc.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interests

Redeemable Non-controlling Interest

In connection with the restructuring transaction with Leucadia completed on September 1, 2016 (the "Restructuring Transaction"), the Amended and Restated Letter Agreement dated January 24, 2015 (the "Letter Agreement") was terminated and the parties signed the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (see Note 12). In exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 1. The non-controlling interest held by Leucadia is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. As of March 31, 2017, the non-controlling interest in Group is not redeemable and is not probable of becoming redeemable and, consequently, has not been adjusted to its estimated redemption value.

The Company recorded the following activity related to Redeemable non-controlling interest for the three months ended March 31, 2017, with amounts in thousands:

Balance as of January 1, 2017	$46,364
Net loss attributable to redeemable non-controlling interest	(16,771)
Other comprehensive income attributable to redeemable non-controlling interest	536
Equity-based compensation	184
Balance as of March 31, 2017	$30,313

On the date of the Restructuring Transaction, in exchange for the Letter Agreement Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at issuance on September 1, 2016 at $49.3 million, which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date (see Note 12). This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

There were no changes in the non-controlling and the Corporation's interests in Holdings for the three months ended March 31, 2017:

	Controlling Units	Non- Controlling Units	Total Units	Global Brokerage, Inc.	Non- Controlling	Total
Balance as of January 1, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100%
Exchange of Holdings Units for Class A common stock	—	—	—	—%	—%	—%
Balance as of March 31, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100.0%
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

Note 4. Dispositions

Discontinued Operations

Pursuant to regulatory settlements with the NFA and the CFTC dated February 6, 2017, the Company withdrew from business in the U.S. during the first quarter of 2017. Additionally, the Company sold substantially all of its U.S.-domiciled customer accounts in an asset sale transaction that was completed on February 24, 2017. The Company considered the guidance in ASC 205-20 and determined that the operations and cash flows of US are clearly distinguishable, and accordingly represent a component as defined in the guidance. Further, the Company believes the cessation of business in the U.S., including the sale of its U.S.-based customer accounts, represents a strategic shift, as described in ASC 205-20, and concluded that US qualifies for reporting as a discontinued operation. Accordingly, the results of operations of US are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017, with similar reclassification of the previously reported amounts. Further, as a result of the sale of the U.S.-based accounts during the first quarter of 2017, the related cash and cash equivalents, held for customers and customer account liabilities were reclassified to assets and liabilities held for sale on the condensed consolidated statements of financial condition as of December 31, 2016.

In the first quarter of 2015, the Company committed to a plan to sell certain retail and institutional businesses in order to pay down the term loan with Leucadia. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd. ("FXCMJ"), Faros Trading LLC ("Faros"), FXCM Asia Limited ("HK") and the equity trading business of FXCM Securities Limited ("FSL"). The Company remains committed to a plan to sell the remaining institutional businesses, which include Lucid, V3 and its equity interest in FastMatch, and continues to actively market these businesses. The remaining businesses to be sold continue to meet the criteria prescribed in ASC 205-20 for reporting as discontinued operations and, accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of March 31, 2017. Accordingly, the assets and liabilities of these businesses were classified as assets and liabilities held for sale on the condensed consolidated statements of financial condition as of March 31, 2017 and December 31, 2016.

Completed Dispositions

The Company finalized its withdrawal from business in the U.S. and terminated its registration as a futures commission merchant and retail foreign exchange dealer in the U.S. effective March 10, 2017. These actions freed approximately $33.0 million of regulatory capital previously held in US, of which $30.0 million was used to pay down the term loan with Leucadia. As a result of the events impacting US, the Company implemented a restructuring plan during the first

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

quarter of 2017. Restructuring charges of approximately $8.4 million, including severance and contract costs, are included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017 (see Note 20).

In connection with its withdrawal from business in the U.S., the Company sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”) on February 24, 2017 (the "Transaction Closing Date"). Pursuant to the terms of the related asset purchase agreement, Gain will pay proceeds to the Company on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the Transaction Closing Date. During the three months ended March 31, 2017, the Company received or accrued proceeds of $6.2 million related to the sale. After transaction costs and related write-down of intangible assets (see Note 8), the Company recognized a gain of approximately $4.4 million on the sale, which is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017.

As disclosed in prior filings, the Company completed the sales of FXCMJ, the operations of Faros, HK, and the equity trading business of FSL separately during 2015. The combined amount of cash consideration received for these sales was $102.4 million. Consideration related to the sale of Faros' operations to Jefferies Group LLC in April 2015 is determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three months ended March 31, 2017 or 2016.

Transitional Services Agreements

In connection with the sale of FXCMJ in April 2015, the Company provided certain transitional services to the buyer, including use of the Company’s trading platform and data services. Beginning January 1, 2016 for a period of ten months ending on October 31, 2016, the Company received a monthly fee for these services pursuant to the terms of the services agreement. The Company recorded other income for these transitional services of $0.7 million for the three months ended March 31, 2016.

In connection with the sale of HK in September 2015, the Company agreed to provide certain transitional services to the buyer, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale.  The Company recorded nil and $0.3 million of other income for these transitional services for the three months ended March 31, 2017 and 2016, respectively. Beginning in June 2016 for a period of nine months ending in March 2017, the Company received a monthly fee for these services pursuant to the terms of the services agreement. The Company recorded other income of $0.3 million related to these service fees for the three months ended March 31, 2017. In March 2017, the trading platform and related support services renewed for an additional one year term.

In connection with the sale of the equity trading business of FSL in December 2015, the Company agreed to provide certain transitional services to the buyer, primarily professional support, for no additional consideration for a period of twelve months following the date of sale. The Company estimated the value of these services to be approximately $0.5 million and accordingly allocated $0.5 million of proceeds received as deferred income. The deferred income was entirely amortized into other income during 2016. The Company recorded $0.2 million of other income for these transitional services for the three months ended March 31, 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three months ended March 31, 2017 and 2016, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Revenues
Trading revenue	$12,635	$17,209
Interest income	196	322
Other income	899	55
Total net revenues	13,730	17,586
Operating Expenses
Compensation and benefits	9,203	5,262
Allocation of net income to Lucid members for services provided	774	1,201
Total compensation and benefits	9,977	6,463
Referring broker fees	250	896
Advertising and marketing	2,097	1,938
Communication and technology	1,560	1,867
Trading costs, prime brokerage and clearing fees	4,400	3,856
General and administrative	6,904	2,899
Depreciation and amortization	700	947
Total operating expenses	25,888	18,866
Operating loss	(12,158)	(1,280)
Other Income
Income on equity method investments, net	478	153
Gain on disposition of equity method investment (see Note 6)	—	679
Loss from discontinued operations before income taxes	(11,680)	(448)
Net gain on sale of customer accounts	4,414	—
Loss on classification as held for sale before income taxes	(20,440)	(31,511)
Total loss from discontinued operations before income taxes*	(27,706)	(31,959)
Income tax (benefit) provision	(7)	15
Loss from discontinued operations, net of tax	$(27,699)	$(31,974)
* Total loss from discontinued operations before income taxes attributable to Global Brokerage, Inc. was $5.4 million and $12.1 million for the three months ended March 31, 2017 and 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of March 31, 2017 and December 31, 2016, with amounts in thousands:

	As of
	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$10,773	$9,378
Cash and cash equivalents, held for customers (1)	—	233,394
Due from brokers (2)	5,832	14,090
Accounts receivable, net	99	251
Office, communication and computer equipment, net	1,463	1,336
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (3) (4)	9,169	14,337
Loss recognized on classification as held for sale	(213,611)	(193,171)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$64,607	$330,497

Liabilities
Customer account liabilities (1)	$—	$233,394
Accounts payable and accrued expenses (5)	2,926	2,266
Due to brokers (2)	54	45
Other liabilities	4	14
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$2,984	$235,719
____________________________________
(1) Includes cash and cash equivalents, held for customers and customer account liabilities related to the U.S.-based accounts sold to Gain in February 2017, which were reclassified to assets and liabilities held for sale as of December 31, 2016.
(2) Includes as of March 31, 2017 and December 31, 2016: a) derivative (liabilities)/assets, net of $(0.1) million and $1.6 million, respectively; b) Unsettled spot FX, net of $0.3 million and $0.2 million, respectively; and c) Excess cash collateral of $5.5 million and $12.2 million, respectively.
(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of March 31, 2017 or December 31, 2016. In January 2017, the Company sold certain of its ownership interests and shares in CME Group Inc. and recognized a gain of $0.8 million, which is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the carrying values of the ownership interests were $1.9 million and $4.6 million, respectively, and the carrying values of the shares were $1.8 million and $4.8 million, respectively.
(4) Includes the carrying value of the Company's equity interest in FastMatch of $5.1 million and $4.6 million as of March 31, 2017 and December 31, 2016, respectively.
(5) Includes as of March 31, 2017 and December 31, 2016 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $0.9 million and $0.7 million, respectively.

Accounts payable and accrued expenses on the condensed consolidated statements of financial condition as of March 31, 2017 and December 31, 2016 includes approximately $13.7 million and $17.2 million, respectively, related to the U.S. operation that is included in discontinued operations.  The amount at March 31, 2017 primarily includes severance of $3.9 million (see Note 20), $4.2 million related to the digital advertising agreement (see "Sale of Investment" below and Note 14) and legal and other professional fees of $3.1 million.  The amount at December 31 2016 primarily includes regulatory settlements of $7.7 million, variable compensation of $3.7 million and legal and other professional fees of $2.5 million.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

Sale of Investment

The Company sold its DailyFX business to FX Publications, Inc. on October 28, 2016 (the “Closing Date”) for a cash purchase price of $40.0 million, payable in two installments. DailyFX is the leading portal for FX trading news, charts, indicators and analysis. The first installment of $36.0 million was paid to the Company on the Closing Date and the proceeds were used to pay down the term loan. The second installment of $4.0 million will be paid to the Company on the completion of certain migration requirements. The migration was completed on February 24, 2017 and the final payment is expected in the second quarter of 2017. After transaction costs, the Company recognized a gain of $37.2 million related to the sale which was recorded in earnings in the fourth quarter of 2016. The Company considered the guidance in ASC 205-20 and determined that since the operations and cash flows of the DailyFX business are not clearly distinguishable, it does not represent a component as defined in the guidance. Consequently, the DailyFX business does not qualify for reporting as a discontinued operation in the condensed consolidated financial statements.

In connection with the sale of the DailyFX business, the Company agreed to provide certain transitional services, including the use of facilities, website and other data services, for no additional consideration for a period of three months following the date of sale. Certain services were subsequently extended for an additional three-month period which ended in April 2017 in accordance with the terms of the services agreement. The Company estimated the value of these services to be approximately $0.3 million and accordingly allocated $0.3 million of proceeds received as deferred income, which is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. The deferred income is amortized into other income over the respective three and six-month periods following the date of sale.  The Company recorded $0.1 million of other income for these transitional services for the three months ended March 31, 2017.

In connection with the sale of the DailyFX business, the Company also entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements. Until the website migration related to the sale is completed, the quarterly installment payable is approximately $0.7 million. However, as a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S. during the first quarter of 2017, the Company determined that it will no longer benefit from the digital advertising agreement, as it cannot advertise on the DailyFX website or benefit from leads. Consequently, the Company accounted for the remaining contract liability in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420") (see Note 20).

As of March 31, 2017 and December 31, 2016, the Company recorded a liability of $4.2 million and $0.4 million, respectively, related to the digital advertising agreement, which is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. A portion of the amount recorded as of March 31, 2017 ($4.0 million) is included as a component of the Company's restructuring costs (see Note 20). The Company recognized total expense of $4.2 million related to the digital advertising agreement for the three months ended March 31, 2017, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense in the second quarter of 2016. Interest income related to the notes receivable was nil and not material for the three months ended March 31, 2017 and 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Equity Method Investments

The Company has a 22.2% equity interest in a developer of FX trading software which is accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $2.1 million related to its investment. The carrying value of the Company's equity interest in the FX trading software developer is nil as of both March 31, 2017 and December 31, 2016. The Company's share of the loss of the FX trading software developer was nil and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In November 2016, the Company acquired a 30.0% equity interest for $0.5 million in a developer of FX analytical software which is accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $0.5 million related to its investment. The carrying value of the Company’s equity interest in the software developer is nil as of both March 31, 2017 and December 31, 2016. The Company’s share of the loss of the FX analytical software developer was nil for each of the three months ended March 31, 2017 and 2016.

The Company has a 34.5% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation. The carrying value of the Company's equity interest in FastMatch of $5.1 million and $4.6 million as of March 31, 2017 and December 31, 2016, respectively, is included in assets held for sale on the condensed consolidated statements of financial condition. The Company's share of the income of FastMatch was $0.5 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that held a 17.26% interest in a firm that delivers investment information to investment professionals. In the first quarter of 2016, the 66.3% non-controlling interest was officially transferred to the Company and, in a related transaction, the assets held by the V3-related LLC were distributed to its members, including the Company, and the V3-related LLC was liquidated. This transaction resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment is $1.1 million as of both March 31, 2017 and December 31, 2016, and is included as a component of Other assets in the condensed consolidated statements of financial condition. As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC.

The Company did not receive any dividend distributions from its equity method investments during the three months ended March 31, 2017 or 2016.

Note 7. Goodwill

As a result of the regulatory events that occurred in February 2017, including the Company's withdrawal from business in the U.S. (see Note 1), it was determined that a triggering event had occurred requiring an assessment of goodwill in the first quarter of 2017. As discussed in Note 2, the Company early adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"), for its interim goodwill impairment test performed as of March 31, 2017 (the "Interim Assessment Date").

The reporting unit has negative equity at the Interim Assessment Date. As permitted by ASU No. 2017-04, the Company eliminated the qualitative assessment, and performed a comparison of the carrying value of the reporting unit, including goodwill, to its fair value at the Interim Assessment Date. The fair value of the reporting unit was calculated primarily using a market capitalization approach. When the regulatory settlements were announced on February 6, 2017, the share price of the Corporation declined the following day by approximately 50%. As of March 31, 2017, the share price has declined further. The market price of the Corporation’s Convertible Notes also declined the following day by approximately 42%. While the Convertible Notes price has recovered slightly as of March 31, 2017, it is still trading well below par. The Company previously used the income approach to estimate the fair value of the reporting unit. The income approach incorporated the use of a discounted cash flow ("DCF") method whereby the estimated future cash flows and terminal values for the reporting unit

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill - (continued)

are discounted to a present value using a discount rate. The estimated future cash flows are based on management’s forecasts and projections for the reporting unit which are driven by key assumptions, including revenue growth, operating margins, capital expenditures, non-cash expenses and income tax rate. When applicable, various growth rates are assumed for years beyond the current business plan period. The discount rate is based on a market participant weighted-average cost of capital, calculated based on the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies, market equity risk premium and a company-specific risk factor.

As a result of the sustained decrease in the share price and decline in the market price of the Convertible Notes, the Company believes that as of the Interim Assessment date, the common stock investors and holders of the Convertible Notes have taken into account the events precipitated by the regulatory actions, including the sale of the US accounts, termination of registration in the U.S. and the restructuring plan. At the Interim Assessment Date, the Company believes the market capitalization approach is a more appropriate method than the income approach previously used.

Under the market capitalization approach, the fair value of the reporting unit was calculated based on the implied equity value of the reporting unit (market capitalization of the Corporation adjusted for the non-controlling interest in Holdings) plus the fair value of the interest-bearing debt (including both the Leucadia Credit Agreement and the Senior convertible notes) and the fair value of Leucadia’s non-controlling membership units in Group. The indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt and the fair value of Leucadia’s non-controlling membership units in Group, was compared to the calculated fair value of the reporting unit. The calculated fair value of the reporting unit was less than its indicated carrying value and the Company concluded that goodwill was impaired as of the Interim Assessment Date. The Company recorded an impairment charge of $23.9 million to write down the full value of goodwill of the reporting unit, which is included in Goodwill impairment loss in the condensed consolidated statements of operations for the three months ended March 31, 2017.

During the fourth quarter of 2016, the Company completed its annual testing for impairment of goodwill and, based on the evaluation performed, concluded that goodwill was not impaired as of October 1, 2016. Due to the nature and significance of the regulatory events that occurred in February 2017, the Company performed an interim goodwill test as of December 31, 2016 using a qualitative assessment, supported by a calculation of the fair value of the reporting unit using the DCF method described above, and determined that it was not more likely than not that goodwill was impaired as of December 31, 2016.

Changes in goodwill for the three months ended March 31, 2017 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2017	$23,479
Foreign currency translation adjustments	438
Impairment of goodwill	(23,917)
Balance as of March 31, 2017	$—

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of March 31, 2017 and December 31, 2016, with amounts in thousands:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$26,908	$(21,732)	$5,176	$35,460	$(27,522)	$7,938
Foreign currency translation adjustment	(4,508)	2,315	(2,193)	(4,971)	2,718	(2,253)
Total finite-lived intangible assets	22,400	(19,417)	2,983	30,489	(24,804)	5,685
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$23,000	$(19,417)	$3,583	$31,089	$(24,804)	$6,285

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited (the "Citibank Acquisition"). The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of March 31, 2017. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

As a result of the sale of the Company's U.S.-domiciled customer accounts in the first quarter of 2017, the Company fully wrote off its customer relationship intangible assets related to US, including accounts acquired from the Citibank Acquisition. The write-off of $1.6 million reduced the gain recognized on the sale and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017. There was no impairment of intangible assets during the year ended December 31, 2016.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $0.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense related to intangible assets to be disposed of (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of March 31, 2017 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2017	$1,685
2018	992
2019	306
Thereafter	—
$2,983

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's loss from continuing operations for the three months ended March 31, 2017, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for this period.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of the Corporation's Class A common stock. The option had a strike price of $22.50. For the three months ended March 31, 2017 and 2016, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method. The option expired unexercised in April 2017.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 707,472 and 747,791 for the three months ended March 31, 2017 and 2016, respectively, were excluded because they were antidilutive under the treasury method.

As described in Note 13, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three months ended March 31, 2017 and 2016, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 13, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three months ended March 31, 2017 and 2016, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. There were no exchanges of Holdings Units for shares of the Corporation’s Class A common stock during the three months ended March 31, 2017 or 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended March 31,
	2017	2016
Basic and diluted net (loss) income per share of Class A common stock:
Numerator
(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(24,524)	$61,887
Loss from discontinued operations attributable to Global Brokerage, Inc.	(5,404)	(12,152)
Net (loss) income available to holders of Class A common stock	(29,928)	49,735
Earnings allocated to participating securities	—	—
(Loss) income available to common stockholders	$(29,928)	$49,735
Denominator
Weighted average shares of Class A common stock	6,143	5,603
Add dilutive effect of the following:
Stock options and RSUs(1)	—	—
Convertible note hedges	—	—
Warrants	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—
Dilutive weighted average shares of Class A common stock	6,143	5,603
Net (loss) income per share of Class A common stock — Basic and Diluted:
Continuing operations	$(3.99)	$11.05
Discontinued operations	(0.88)	(2.17)
Net (loss) income per share of Class A common stock	$(4.87)	$8.88
____________________________________
(1) No dilutive effect for either period presented, therefore zero incremental shares included.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	March 31, 2017	December 31, 2016
Receivables
Advances to Holdings non-controlling members	$3	$3
Advances to employees	55	55
Accounts receivable — Liquidity provider	428	308
Due from Liquidity provider	—	128
Total receivables from related parties	$486	$494

Payables
Employees and equity method investments	$5	$732
Accounts payable — Equity method investment	15	180
Due to liquidity provider	87	—
Accounts payable — Transaction services	187	—
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	945	741
Total payables to related parties	$1,239	$1,653

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of March 31, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

The Company has advanced funds to several employees. The outstanding balances as of March 31, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In July 2016, UK LTD entered into a trading relationship with an affiliate of Leucadia to provide CFD pricing for the Company's clients. The Leucadia affiliate is 24.0% owned by Jefferies, LLC ("Jefferies"), a wholly-owned subsidiary of Leucadia. For the three months ended March 31, 2017, the Company recorded trading losses of $0.6 million which is included in Trading revenue in the condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, Accounts receivable, net on the condensed consolidated statements of financial condition included a receivable from the Leucadia affiliate of $0.4 million and $0.3 million, respectively, for trading profits. As of March 31, 2017, Due to brokers on the condensed consolidated statements of financial condition includes $0.1 million due to the Leucadia affiliate for open trade positions. As of December 31, 2016, Due from brokers on the condensed consolidated statements of financial condition includes $0.1 million due from the Leucadia affiliate for open trade positions.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense in the second quarter of 2016. Interest income related to the notes receivable was nil and not material for the three months ended March 31, 2017 and 2016, respectively.

During 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

million as of both March 31, 2017 and December 31, 2016, and are included in Assets held for sale in the condensed consolidated statements of financial condition (see Note 4).

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and equity method investments.

Included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition are amounts payable to an equity method investee for software licensing of $15 thousand and nil as of March 31, 2017 and December 31, 2016, respectively. The Company recorded $0.1 million and nil in the three months ended March 31, 2017 and 2016, respectively, for such software licensing services, which is included in Communications and technology in the condensed consolidated statements of operations.

Also included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition are amounts payable to an equity method investee for platform trading services of nil and $0.2 million as of March 31, 2017 and December 31, 2016, respectively. The Company recorded $0.1 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively, for such platform services, which is included in Communication and technology in the condensed consolidated statements of operations.

In connection with the sale of the U.S.-domiciled accounts to Gain, Jefferies provided transaction services. Compensation for the services is equal to 3% of the gross proceeds. The Company recorded $0.2 million of compensation for such services, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2017. Included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition is $0.2 million payable to Jefferies as of March 31, 2017.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $0.9 million and $0.7 million as of March 31, 2017 and December 31, 2016, respectively, and are included in Liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

During the three months ended March 31, 2017 and 2016, the Company received nil and $0.1 million, respectively, from FastMatch, an entity in which the Company owns a 34.5% equity interest (see Note 6), for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. There was no activity under the exchange agreement during the three months ended March 31, 2017 or 2016.

Equity Distribution Agreement

Pursuant to the terms of the Equity Distribution Agreement (see Note 17), the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $15.0 million, through Jefferies as a sales agent. Jefferies will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as the Company’s sales agent under the Equity Distribution Agreement. For the three months ended March 31, 2017, no amount has been paid to Jefferies. The Company has agreed to reimburse a portion of the expenses that Jefferies incurs in connection with the offer and sale of the common stock. There were no reimbursements of such expenses recorded for the three months ended March 31, 2017.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings, including former members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Related Party Transactions - (continued)

tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $145.6 million as of both March 31, 2017 and December 31, 2016. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of March 31, 2017, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. There were no payments required to be made during the three months ended March 31, 2017 pursuant to the tax receivable agreement. During the three months ended March 31, 2016, a payment of $0.2 million was made pursuant to the tax receivable agreement for the 2014 tax year. The Corporation does not currently expect to make a payment for the 2016 and 2017 tax years.

Leucadia Transaction

Leucadia maintains a 49.9% equity interest in Group, the Company’s operating subsidiary, and has three directors on the board of directors of Group. The Chairman of the board of directors of Group is a managing director of Leucadia. See Note 12 for amounts related to the financing transaction with Leucadia that took place in January 2015 and the various aspects of the restructuring transaction effective September 1, 2016.

Note 11. Net Capital Requirements

As described in Note 1, as a result of regulatory settlements reached with the CFTC and the NFA in February 2017, US has withdrawn from business in the U.S. and terminated its registrations with the CFTC and the NFA. Accordingly, US is no longer a regulated entity as of March 31, 2017.

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of March 31, 2017 and December 31, 2016, with amounts in millions:

	As of March 31, 2017
	UK LTD	Australia	Lucid LLP
Capital	$81.1	$15.8	$10.1
Minimum capital requirement	20.8	1.9	5.2
Excess capital	$60.3	$13.9	$4.9

	As of December 31, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$47.5	$83.4	$16.6	$10.2
Minimum capital requirement	33.3	22.0	1.1	4.2
Excess capital	$14.2	$61.4	$15.5	$6.0

Effective from January 1, 2016, the Financial Conduct Authority ("FCA"), which regulates UK LTD, introduced the "Capital Conservation Buffer" (CCB) and a "Countercyclical Capital Buffer" (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

Global Brokerage, Inc.

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

On January 16, 2015, Holdings and Group entered into a credit agreement (the “Credit Agreement”) with Leucadia, as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations.  On January 16, 2015, the Corporation, Holdings, Group and Leucadia also entered into an agreement (the “Letter Agreement”) that set the terms and conditions upon which the Corporation, Holdings and Group will pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Group and contributed all of the equity interests owned by Holdings in its subsidiaries to Group. The Credit Agreement and the Letter Agreement were subsequently amended on January 24, 2015. On September 1, 2016, the Company completed a restructuring transaction with Leucadia that, among other changes, amended the Credit Agreement and the Letter Agreement. The principal changes resulting from the restructuring transaction with Leucadia are described below.

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

Principal Changes to the Credit Agreement

In connection with the Restructuring Transaction, the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) became effective on September 1, 2016. The First Amendment extends the maturity date of the term loan by one year to January 16, 2018. Additionally, the First Amendment permits the Company to defer any three of the remaining interest payments by paying interest in kind. Until the term loan under the Credit Agreement, as amended, is fully repaid, all distributions and sales proceeds will continue to be used solely to repay the principal plus interest.

The Company concluded that the terms of the Credit Agreement, as amended, and the Credit Agreement dated January 24, 2015 are not substantially different. Accordingly, the First Amendment is accounted for as a modification on a prospective basis pursuant to ASC 470, Debt ("ASC 470"). The components of interest expense related to the Credit Agreement, as amended, which are included in Interest on borrowings in the condensed consolidated statements of operations, including contractual interest, deferred interest and previously unamortized discounts, fees and costs, are amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended, using the effective interest method.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

Second Amendment to Amended and Restated Credit Agreement

In connection with the CFTC regulatory fine of $7.0 million described in Note 1, Leucadia consented to waive compliance with provisions of the Credit Agreement and the Group Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of $3.5 million of funds from Group to Holdings with respect to the payment of the fine (the “Payment”). Furthermore, the members of Group consented to waive compliance with provisions of the Group Agreement regarding distributions (as defined in the Group Agreement) with respect to the Payment. In consideration for entering into the waiver, the Company agreed to pay a fee to Leucadia in the amount of $3.5 million. On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), which amended the Amended and Restated Credit Agreement dated January 24, 2015. Pursuant to the Second Amendment, the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million.

The Company concluded that the terms of the Credit Agreement, as amended by the Second Amendment, and the Credit Agreement dated January 24, 2015 are not substantially different. Accordingly, the Second Amendment is accounted for as a modification on a prospective basis pursuant to ASC 470. The $3.5 million waiver fee is reflected as additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended, using the effective interest method.

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

Management Agreement

Leucadia has agreed to the Management Agreement with Holdings with an initial term through January 15, 2018, renewable automatically for successive one-year periods, unless terminated by the board of directors (discussed below) or by the manager. In the Management Agreement, a number of rights are granted unilaterally to Holdings as the manager, including the right to create and implement a detailed budget, appoint and terminate the executive officers of Group and make day-to-day decisions in the ordinary course. The rights retained by the board of directors of Group are described below under "Leucadia's membership interest in Group."

On February 2, 2017, Group, Holdings and Leucadia entered into Amendment No. 1 to the Management Agreement (the “Management Agreement Amendment”), which amended the Management Agreement dated September 1, 2016 to provide that the Management Agreement may be terminated by a vote of at least three members of the board of directors of Group after the occurrence of an event for cause or a change of control (as defined). The Management Agreement Amendment did not change the Company's conclusion that Holdings is the primary beneficiary of Group and therefore Holdings continues to consolidate the financial results of Group.

Global Brokerage, Inc.

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

On February 2, 2017, Group and Leucadia entered into an acknowledgment that Leucadia may terminate the Management Incentive Plan on behalf of Group at any time and for any reason in its sole discretion.

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

As of March 31, 2017, the fair value of the Management Incentive Plan was estimated at $26.2 million. As of March 31, 2017, the Company determined that it is not probable that the performance condition would be satisfied and, accordingly, has not recognized compensation expense related to the award for the three months ended March 31, 2017.

Global Brokerage, Inc.

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

Leucadia has designated three directors to the board of directors of Group. The Chairman of the board of directors of Group is a managing director of Leucadia. As such, Leucadia participates in certain management, operational and investment decisions of Group, including, but not limited to, issuance of additional membership units or additional ownership interests in Group’s subsidiaries, issuance of debt (subject to certain limited exceptions), sales of assets (subject to certain limited exceptions), merger or consolidation with respect to Group or its subsidiaries, review and approval of the annual summary budget, administration of the Management Incentive Plan, and entry into or exit from a material line of business.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

As the economic substance of the instrument significantly changed when Leucadia received non-controlling membership units in Group, the Company concluded that the exchange of the Letter Agreement for the membership interest was an extinguishment of the Letter Agreement. Accordingly, the derivative liability resulting from the Letter Agreement was derecognized as of the date of the Restructuring Transaction. As of the date of the Restructuring Transaction, the estimated fair value of the derivative liability was $235.5 million, which was also the fair value of the non-controlling membership units in Group, resulting in no gain or loss recognized on the exchange. There is no Letter Agreement as of March 31, 2017 or December 31, 2016. The change in the estimated fair value value of the derivative liability for the three months ended March 31, 2016 resulted in a gain of $110.8 million, which was recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The Company considered the guidance in ASC 480 and determined that the non-controlling interest held by Leucadia falls within the scope of ASC 480 because it is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. The Company evaluates the probability of redemption at each reporting date. As of March 31, 2017, the Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable as the likelihood that the redemption feature will be triggered is not considered probable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

The allocation of the cash distributions and earnings or loss from Group based on the Revised Waterfall differs from the controlling and non-controlling members' stated ownership percentages. The Company determined that the Revised Waterfall represents a substantive profit sharing arrangement and concluded that the appropriate methodology for calculating the Redeemable non-controlling interest at each reporting date is the HLBV method. The Company applies the HLBV method using a balance sheet approach. Under the HLBV method, a calculation is performed at each balance sheet date to determine the amount the controlling and non-controlling member would each hypothetically receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall. The difference between the liquidating distribution amounts calculated at the beginning and end of each period, after adjusting for capital contributions and distributions, is the controlling and non-controlling member's share of the earnings or loss from Group. The non-controlling member's share is reported in Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC in the condensed consolidated statements of operations.

At the date of the Restructuring Transaction, the Redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Revised Waterfall to establish a carrying amount for the non-controlling interest at issuance on September 1, 2016 of $49.3 million (see Note 3). The share of the income or loss and other comprehensive income or loss of Group is allocated to the non-controlling member each reporting period based on the HLBV method. As of March 31, 2017 and December 31, 2016, the carrying amount of the Redeemable non-controlling interest on the condensed consolidated statements of financial condition was $30.3 million and $46.4 million, respectively.

Amended and Restated Credit Agreement

Other than the changes described above, the principal terms of the Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015 remain unchanged. The Credit Agreement provides for a $300.0 million term loan made by Leucadia to Holdings and Group.  The net proceeds of the loan ($279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). Beginning with the fourth quarter of 2016, the interest rate on the loan is 20.5%, which is fixed until maturity. Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate. The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments during the three months ended March 31, 2017.

The Credit Agreement required the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of March 31, 2017, the Company has paid $190.5 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Company initially allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method is used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 8.0% post-Second Amendment. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which was recorded in the first quarter of 2015.

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

The fair value of the derivative liability related to the embedded derivatives bifurcated from the Credit Agreement is estimated using the "with" and "without" method. Using this methodology, the Credit Agreement is first valued with the mandatory prepayment provision (the "with" scenario) and subsequently valued without the mandatory prepayment provision (the "without" scenario). The fair value of the derivative liability resulting from the mandatory prepayment provision is estimated as the difference between the fair values of the Credit Agreement in the "with" and "without" scenarios. The fair

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

value of the Credit Agreement in the "with" and "without" scenarios was estimated using a risk-neutral valuation model which models expected cash flows over the life of the debt.

As of March 31, 2017 and December 31, 2016, the fair value of the derivative liability resulting from the Credit Agreement was estimated at $6.7 million and $6.2 million, respectively, and is included in Credit Agreement — Related Party on the condensed consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The balance of the Credit Agreement, as amended, as of March 31, 2017 and December 31, 2016, was as follows, with amounts in thousands:

	As of
	March 31, 2017	December 31, 2016
Debt principal	$123,038	$154,509
Original issue discount	(4,680)	(7,857)
Deferred waiver fee	(2,496)	—
Discount — issuance fee	(809)	(1,276)
Deferred financing fee	(583)	(918)
Debt issuance costs	(72)	(114)
Embedded derivative — Mandatory prepayment provision	6,722	6,172
Debt — net carrying value	$121,120	$150,516

As of March 31, 2017, the Credit Agreement, as amended, is reflected in current liabilities on the condensed consolidated statements of financial condition based on its maturity date. As of December 31, 2016, the Credit Agreement, as amended, was included in non-current liabilities on the condensed consolidated statements of financial condition.

Interest expense related to the Credit Agreement, as amended, included in Interest on borrowings in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, consists of the following, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Contractual interest	$7,607	$7,686
Deferred interest	(1,099)	(243)
Amortization of original issue discount	3,177	8,308
Amortization of deferred waiver fee	1,004	—
Amortization of issuance fee discount	467	1,142
Amortization of deferred financing fee	335	822
Amortization of debt issuance costs	42	102
Total interest expense — Credit Agreement	$11,533	$17,817

The Company records deferred interest for the difference between the current period's contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Leucadia Transaction - (continued)

reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Subsequent to the date of the Restructuring Transaction, the discount is amortized over the remaining term of the amended Credit Agreement. Amortization of the issuance fee included in Interest on borrowings was $0.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

The deferred waiver fee of $3.5 million incurred on February 22, 2017 is amortized using the effective interest method over the remaining term of the Credit Agreement, as amended. Amortization of the deferred waiver fee included in Interest on borrowings was $1.0 million for the three months ended March 31, 2017.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and are amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred issuance costs are amortized over the remaining term of the Credit Agreement, as amended. Amortization of Credit Agreement issuance costs included in Interest on borrowings was $42.0 thousand and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

The deferred financing fee of $10.0 million is amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred financing fee is amortized over the remaining term of the Credit Agreement, as amended. Amortization of the deferred financing fee included in Interest on borrowings was $0.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The deferred financing fee was paid on April 1, 2015.

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

As described in Note 1 under "Financial Condition" the Corporation was notified by Nasdaq that it does not meet the requirements for continued listing under the Nasdaq Global Select Market. If the Corporation fails to satisfy the market listing requirements by October 31, 2017, the Corporation's common stock can be delisted, which constitutes a Fundamental Change as defined in the indenture governing the Convertible Notes. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

Global Brokerage, Inc.

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

The Convertible Note Hedge Transaction and the Warrant Transaction are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Convertible Note Hedge Transaction or the Warrant Transaction.

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

The Company incurred $6.0 million of Convertible Notes issuance costs. The debt issuance costs are amortized to interest expense over the life of the Convertible Notes.

The balances of the liability and equity components as of March 31, 2017 and December 31, 2016, were as follows, with amounts in thousands:

	As of
	March 31, 2017	December 31, 2016
Liability component — principal	$172,500	$172,500
Deferred bond discount	(7,799)	(9,355)
Deferred debt issuance costs	(1,418)	(1,720)
Liability component — net carrying value	$163,283	$161,425
Equity component	$29,101	$29,101

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Debt - (continued)

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Stated coupon rate	$970	$970
Amortization of deferred bond discount	1,556	1,464
Amortization of debt issuance cost	302	302
Total interest expense — Convertible Notes	$2,828	$2,736

Note 14. Commitments

Digital Advertising Agreement

In connection with the sale of the DailyFX business in October 2016, the Company entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements (see Note 4). Until the website migration related to the sale is completed, the quarterly installment payable is approximately $0.7 million. However, as a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S. during the first quarter of 2017, the Company determined that it will no longer benefit from the digital advertising agreement, as it cannot advertise on the DailyFX website or benefit from leads. Consequently, the Company accounted for the remaining contract liability in accordance with ASC 420 (see Note 20).
As of March 31, 2017 and December 31, 2016, the Company recorded a liability of $4.2 million and $0.4 million, respectively, related to the digital advertising agreement, which is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. A portion of the amount recorded as of March 31, 2017 ($4.0 million) is included as a component of the Company's restructuring costs (see Note 20). The Company recognized total expense of $4.2 million related to the digital advertising agreement for the three months ended March 31, 2017, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.
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

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3. Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative assets and liabilities held for trading purposes in connection with Lucid and V3 are recorded in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of March 31, 2017 and December 31, 2016. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of March 31, 2017
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
CFD contracts	Due from/Due to brokers(2)	$55	$24,573	$185	$25,531
Futures contracts	Due from/Due to brokers and Assets/liabilities held for sale(1), (2)	850	175,048	3,041	309,776
OTC options	Assets/liabilities held for sale(1)	457	98,514	511	124,837
Total derivatives, gross		$1,362	$298,135	$3,737	$460,144
Netting agreements and cash collateral netting		(1,362)		(1,362)
Total derivatives, net		$—		$2,375
____________________________________
(1) As of March 31, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations were $0.5 million and $0.5 million, respectively. These amounts are offset by netting agreements of $0.5 million and $0.5 million, respectively.
(2) As of March 31, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations were $0.9 million and $3.2 million, respectively. These amounts are offset by netting agreements of $0.9 million and $0.9 million, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Derivative Financial Instruments - (continued)

		As of December 31, 2016
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
Exchange traded options	Assets held for sale(3)	$3,209	$10,562	$—	$—
CFD contracts	Due from brokers(4)	131	24,286	—	—
Futures contracts	Due from/Due to brokers and Assets/liabilities held for sale(3), (4)	4,868	839,975	5,720	763,605
OTC options	Assets/liabilities held for sale(3)	270	24,595	225	33,249
Total derivatives, gross		$8,478	$899,418	$5,945	$796,854
Netting agreements and cash collateral netting		(4,854)		(4,854)
Total derivatives, net		$3,624		$1,091
____________________________________
(3) As of December 31, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations were $4.3 million and $2.7 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $2.7 million and $2.7 million, respectively.
(4) As of December 31, 2016, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations were $4.2 million and $3.3 million, respectively. These amounts are offset by netting agreements and cash collateral netting of $2.2 million and $2.2 million, respectively.

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Exchange traded options(5)	$579	$10,354
CFD contracts(6)	(592)	(140)
Futures contracts(7)	(54,414)	(15,120)
OTC options(5)	55	12
Total	$(54,372)	$(4,894)
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $(56.1) million and $(7.6) million for the three months ended March 31, 2017 and 2016, respectively.

Global Brokerage, Inc.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
U.S. Treasury bills	$2,198	$—	$—	$—	$2,198
Derivative assets:
CFD contracts	—	55	—	—	55
Futures contracts	850	—	—	—	850
OTC options	—	457	—	—	457
Netting	—	—	—	(1,362)	(1,362)
Total derivative assets(1)	850	512	—	(1,362)	—
Total assets	$3,048	$512	$—	$(1,362)	$2,198

Financial Liabilities:
Customer account liabilities	$—	$380,250	$—	$—	$380,250
Derivative liabilities:
CFD contracts	—	185	—	—	185
Futures contracts	3,041	—	—	—	3,041
OTC options	—	511	—	—	511
Netting	—	—	—	(1,362)	(1,362)
Total derivative liabilities(1)	3,041	696	—	(1,362)	2,375
Mandatory Prepayment Provision — Credit Agreement	—	—	6,722	—	6,722
Total liabilities	$3,041	$380,946	$6,722	$(1,362)	$389,347

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

As of March 31, 2017, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.4 billion and $3.1 billion, respectively. The Company's total net notional value for open FX and CFD positions was $0.8 billion.

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2016
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
U.S. Treasury bills	$2,198	$—	$—	$—	$2,198
Derivative assets:
Exchange traded options	3,209	—	—	—	3,209
CFD contracts	—	131	—	—	131
Futures contracts	4,868	—	—	—	4,868
OTC options	—	270	—	—	270
Netting	—	—	—	(4,854)	(4,854)
Total derivative assets(1)	8,077	401	—	(4,854)	3,624
Total assets	$10,275	$401	$—	$(4,854)	$5,822

Financial Liabilities:
Customer account liabilities(2)	$—	$661,936	$—	$—	$661,936
Derivative liabilities:
Futures contracts	5,720	—	—	—	5,720
OTC options	—	225	—	—	225
Netting	—	—	—	(4,854)	(4,854)
Total derivative liabilities(1)	5,720	225	—	(4,854)	1,091
Mandatory Prepayment Provision — Credit Agreement	—	—	6,172	—	6,172
Total liabilities	$5,720	$662,161	$6,172	$(4,854)	$669,199

As of December 31, 2016, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $2.0 billion and $2.7 billion, respectively. The Company's total net notional value for open FX and CFD positions was $2.1 billion.
____________________________________
(1) Attributable to continuing and discontinued operations. See Note 15 for details of the classification of amounts on the condensed consolidated statements of financial condition.
(2) Includes $233.4 million attributable to discontinued operations (see Note 4).

U.S. Treasury Bills

U.S. Treasury bills, included in Cash and cash equivalents on the condensed consolidated statements of financial condition, are measured at fair value based on quoted market prices in an active market.

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

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs include the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. A recovery rate of 52.8% was used in the valuation as of March 31, 2017, slightly lower than the recovery rate of 53.4% used as of December 31, 2016. The recovery rate is estimated using market observed long-term average recovery rates for debt instruments of similar seniority. The timing for the remaining businesses to be sold was estimated by management and ranged within the second and third quarters of 2017.

The derivative liability resulting from the mandatory prepayment provision, included in the Credit Agreement on the condensed consolidated statements of financial condition, is marked to market at each reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Credit Agreement. The valuation techniques used are sensitive to certain key assumptions. For example, a 5.0% increase (decrease) in the market price of the Senior convertible notes would result in a decrease of approximately $0.7 million (increase of approximately $0.3 million) in this valuation, assuming no other change in any other factors considered.

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of March 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$2,026	$2,026	$—	$2,026	$—
Due from brokers — excess cash collateral(5)	5,522	5,522	—	5,522	—
Exchange memberships(5)	3,664	3,837	—	3,837	—
Total assets	$11,212	$11,385	$—	$11,385	$—

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$6	$6	$—	$6	$—
Senior convertible notes	163,283	58,650	—	58,650	—
Credit Agreement	121,120	97,894	—	—	97,894
Total liabilities	$284,409	$156,550	$—	$58,656	$97,894

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$1,600	$1,600	$—	$1,600	$—
Due from brokers — excess cash collateral(5)	12,229	12,229	—	12,229	—
Exchange memberships(5)	9,434	10,190	—	10,190	—
Total assets	$23,263	$24,019	$—	$24,019	$—

Financial Liabilities:
Due to brokers — unsettled spot FX(4)	$425	$425	$—	$425	$—
Senior convertible notes	161,425	94,875	—	94,875	—
Credit Agreement	150,516	148,813	—	—	148,813
Total liabilities	$312,366	$244,113	$—	$95,300	$148,813
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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Fair Value Measurements - (continued)

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three months ended March 31, 2017 and 2016, with amounts in thousands:

	Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Net Unrealized (Gain) Loss	Addition/ (Reversal)	Balance as of March 31, 2017
Mandatory Prepayment Provision — Credit Agreement	$6,172	$550	$—	$6,722
Total Level 3 liabilities	$6,172	$550	$—	$6,722

	Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of March 31, 2016
Letter Agreement	$448,458	$(110,831)	$—	$337,627
Total Level 3 liabilities	$448,458	$(110,831)	$—	$337,627

The net unrealized gains and losses summarized in the tables above relate to the changes in the fair values of the derivative liabilities associated with the mandatory prepayment provision of the Credit Agreement and the Letter Agreement (prior to its termination on September 1, 2016) for the three months ended March 31, 2017 and 2016 and are included in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Note 17. Stockholders' Equity

Amended Stockholder Rights Plan

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

As of March 31, 2017, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Stockholders' Equity - (continued)

This amendment is not a taxable event, will not affect the reported financial condition or results of operations, including earnings per share, of the Corporation and will not change the manner in which the Corporation’s Class A common stock is currently traded.

Option Agreement

In April 2015, the Company entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company issued an option to purchase 56,934 shares of the Corporation’s Class A common stock (the “Option”) with an exercise price of $22.50. The Option was exercisable immediately, expires two years from the date of issuance, and includes standard anti-dilution protections. The Option Agreement was entered into as part of a negative equity balance settlement with a customer. The fair value of the Option on the date of issuance was estimated at $0.3 million and was determined using the Black-Scholes-Merton option pricing model. The Option expired unexercised in April 2017.

At-the-Market Common Stock Offering

In October 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Jefferies, as sales agent (the "Sales Agent"). Under the terms of the Equity Distribution Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.01 per share, having an aggregate offering price of up to $15.0 million, through the Sales Agent. The common stock may be sold pursuant to the Company's shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on August 2, 2016. The Company has not issued or sold any shares pursuant to the Equity Distribution Agreement.

Corporation Name Change

On February 24, 2017, the Corporation changed its name from "FXCM Inc." to "Global Brokerage, Inc." Effective at market open on February 27, 2017, the Corporation's Class A common stock trades on the Nasdaq Global Market under the symbol "GLBR."

Note 18. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company's effective tax rate was 0.2% for the three months ended March 31, 2017 compared to 0.6% for the three months ended March 31, 2016. The tax rate for the three months ended March 31, 2017 is predominately the result of recording a valuation allowance against the tax benefit that results from the loss on income before taxes. The tax rate for the three months ended March 31, 2016 is predominately the result of reversing the valuation allowance previously recorded and providing taxes for a jurisdiction that has limitations on the amount of losses that can be used to offset current year income.

During the three months ended March 31, 2017, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2011. As of March 31, 2017, the Company’s tax years for 2013, 2014 and 2015 are subject to examination by the tax authorities. Currently, the Company and Holdings’ 2013 U.S. Federal tax returns are under examination along with the Company’s 2013 and 2014

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Income Taxes - (continued)

New York State tax returns. Additionally, several of the Company’s U.K. subsidiaries are under examination for the 2012 tax year.
Note 19. Litigation

In the ordinary course of business, the Company and certain of its officers, directors and employees may from time to time be involved in litigation and claims incidental to the conduct of its businesses, including intellectual property claims. In addition, the Company's business is also subject to extensive regulation, which may result in administrative claims, investigations and regulatory proceedings against it. The Company has been named in various arbitration and civil litigation cases brought by customers seeking damages for trading losses. Management has investigated these matters and believes that such cases are without merit and is defending them vigorously. However, the arbitrations and litigations are presently in various stages of the judicial process and no judgment can be made regarding the ultimate outcome of the arbitrators’ and/or court’s decisions.

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to an arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The settlement was recorded in earnings as a component of General and administrative expense in the second quarter of 2016.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC. The funds were placed into escrow on February 8, 2017, and the Company recorded a charge to earnings of $0.7 million as a component of Income (loss) from discontinued operations, net in the fourth quarter of 2016.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges breach of fiduciary duty, contribution and indemnification,

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Litigation - (continued)

waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. The court has not yet ruled on the motion to dismiss.

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

Under the settlement with the CFTC, the named entities and individuals were required, jointly and severally, to pay a civil monetary penalty of $7.0 million, agreed to withdraw from CFTC registration and agreed not to apply for or claim exemption from CFTC registration in the future. Under the settlement with the NFA, no monetary fine was imposed and the named individuals and entities agreed to withdraw from NFA membership and not to reapply for membership in the future. The named entities and individuals did not admit or deny the allegations associated with the settlements. The Company paid the $7.0 million fine on February 16, 2017, which was recorded as a charge to earnings as a component of Income (loss) from discontinued operations, net in the fourth quarter of 2016. In connection with the regulatory settlements, the Company has withdrawn from business in the U.S. and sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC in the first quarter of 2017.

In response to the Company’s announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., Dror Niv, and Robert Lande in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. In addition, a related shareholder derivative action has been filed against the board of directors of the Company in the same court alleging a violation of the federal securities laws. The Company intends to vigorously defend against the claims asserted in these actions.

Also, on April 14, 2017, a customer of US filed a class action on behalf of customers who traded on the No Dealing Desk platform during the 2010-2016 period and alleges that such customers were harmed as a result of the Company’s relationship and use of Effex Capital, LLC ("Effex") as a liquidity provider. This class action alleges, among other things, breach of contract and breach of fiduciary duty by US and other related claims against the Company, Holdings, Dror Niv, William Ahdout, and Effex and its principal. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them in this action.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.6 million as of March 31, 2017.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Restructuring Plan

In the first quarter of 2017, the Company implemented a restructuring plan as a result of its withdrawal from business in the U.S. pursuant to the regulatory settlements described in Note 1. The restructuring plan provides for a workforce reduction of approximately 170 employees, which represents 22% of the global workforce. The majority of the affected employees completed service through the required notice period in April 2017. During the three months ended March 31, 2017, the Company incurred total restructuring charges of $8.4 million, consisting of severance costs for terminated employees and continuing contract costs without economic benefit to the Company (described further below), which are included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

As a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S., the Company determined that the digital advertising agreement with FX Publications, Inc. (see Note 4) represents a contract with no future benefits, as the Company can no longer advertise on the DailyFX website or benefit from leads. Consequently, in accordance with ASC 420, the Company recognized a liability for the fair value of the remaining payments due under the agreement at the point the Company ceased to utilize the services. The Company recorded a charge of $4.0 million in the three months ended March 31, 2017, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.  The Company is in negotiations to terminate and settle the contract but there is no assurance at this time that favorable terms will be reached.

The Company expects to vacate or sublease certain leased offices in the U.S. as a result of the restructuring. Future lease payments related to these offices will be paid over the respective remaining lease terms. No costs related to the leases have been incurred as of March 31, 2017.

A summary of the restructuring liability by major type of cost for the three months ended March 31, 2017 is as follows, with amounts in thousands:

	Three Months Ended March 31, 2017
	Balance as of January 1, 2017	Charges	Cash Payments	Balance as of March 31, 2017	Total Charges to Date	Total Expected Charges
Severance costs	$—	$4,385	$444	$3,941	$4,385	$4,599
Continuing contract costs	—	4,000	—	4,000	4,000	4,000
Total	$—	$8,385	$444	$7,941	$8,385	$8,599

The restructuring liability of $7.9 million as of March 31, 2017 is classified as a current liability within Accounts Payable and accrued expenses on the condensed consolidated statements of financial condition.

Note 21. Subsequent Events

The Company has evaluated its subsequent events through the filing date of this Form 10-Q.

Notice of Failure to Satisfy a Nasdaq Continued Listing Rule

On May 2, 2017, the Nasdaq Stock Market notified the Corporation that, for the prior 30 consecutive business days, the market value of the Corporation's publicly held shares was less than $15 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on the Corporation's listing on the Nasdaq Stock Market or on the trading of the Corporation's common stock, the market value of the Corporation's publicly held shares must exceed $15 million for ten consecutive business days between May 2, 2017 and October 30, 2017, to avoid delisting. The Corporation's plans with regard to this and related matters are discussed in Note 1.

Third Amendment to Amended and Restated Credit Agreement

Leucadia consented to waive compliance with provisions in the Credit Agreement and the LLC Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of funds from Group to Holdings on

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Subsequent Events - (continued)

occasion with respect to the payment of certain expenses associated with the Convertible Notes (not to exceed $5.0 million in the aggregate). The members of Group have also consented to waive compliance with provisions of the LLC Agreement regarding distributions (as defined in the LLC Agreement) to permit such payments. Additionally, Leucadia consented to waive compliance with the minimum fixed charge coverage ratio (as defined in the Credit Agreement) in order to permit Group to distribute the necessary funds to Holdings to make the interest payments due on the Convertible Notes. The above described consents and waivers are collectively referred to as the "Waiver".

In consideration for entering into the Waiver, the Company agreed to pay a fee to Leucadia each time a payment is made equal to the amount of such payment through an increase to the aggregate principal outstanding balance of the Credit Agreement. On May 12, 2017, Group, Holdings and Leucadia entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), which amended the Amended and Restated Credit Agreement dated January 24, 2015, to effect this agreement. No payments have been made through the date of this filing.

Appointment of Chief Executive Officer

Effective May 15, 2017, Mr. Kenneth Grossman, a member of the Board of Directors of Global Brokerage, Inc., has been appointed the Chief Executive Officer of Global Brokerage, Inc. and Mr. Dror Niv has resigned.

Global Brokerage, Inc.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Global Brokerage, Inc., and the related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 20, 2017 (“Annual Report”), including the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein. The historical consolidated financial data discussed below reflects the historical results and financial position of Global Brokerage, Inc. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those contained in any forward looking statements.

Unless the context suggests otherwise, references to “Global Brokerage,” the "Corporation," the “Company,” “we,” “us,” and “our” refer to Global Brokerage, Inc. and its consolidated subsidiaries. References to "Lucid" collectively refer to Lucid Markets Trading Limited and its subsidiary, Lucid Markets LLP. References to "V3" refer to V3 Markets, LLC.

OVERVIEW

Executive Summary

In February 2017 we changed our name from "FXCM Inc." to "Global Brokerage, Inc." ("Global Brokerage"). Concurrent with this change, the name of "FXCM Holdings, LLC" has been changed to "Global Brokerage Holdings, LLC" ("Holdings").

On February 6, 2017, we announced simultaneous regulatory settlements with the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against our U.S. subsidiary, Forex Capital Markets LLC, Holdings and certain of our principals (the “Respondents”). The NFA settlement has no monetary fine, and the CFTC settlement has a $7.0 million fine imposed jointly and severally against the Respondents, which we paid on February 16, 2017. Pursuant to the regulatory settlement agreements, we withdrew from business in the U.S. and terminated our registrations with the CFTC and the NFA during the first quarter of 2017. Additionally, we sold substantially all of our U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”) in an asset sale transaction that closed on February 24, 2017. Under the terms of the related asset purchase agreement, Gain will pay proceeds to us on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the closing date (see Note 4, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for more information).

In connection with our withdrawal from business in the U.S. pursuant to the regulatory settlements described above, we implemented a restructuring plan during the first quarter of 2017 that includes the termination of approximately 170 employees, which represents approximately 22% of our global workforce. We are also implementing and exploring other cost reduction strategies including reduced reliance on contract services and the sublease of office space (see Note 20, “Restructuring Plan” in the Notes to Condensed Consolidated Financial Statements for more information).

Our near term objectives:

•	Repayment of the balance of the term loan with Leucadia National Corporation ("Leucadia") (see Events of January 15 and 16, 2015 below):

◦
With proceeds from the sale of our U.S.-domiciled customer accounts to Gain and capital freed up after terminating our U.S. registrations, we repaid $35.0 million of principal on the term loan in the first quarter of 2017. Subsequent to quarter-end, we repaid an additional $1.3 million from proceeds received from Gain. The remaining term loan balance is $121.7 million.

◦
Target further reduction of the Leucadia debt through non-core asset sales and cash generated through operations. The remaining non-core assets to be sold include our investments in FastMatch, Inc. ("FastMatch"), Lucid Markets Trading Limited ("Lucid") and V3 Markets, LLC ("V3"). We are in active sales processes for all of these assets.

•	Focus on products and services that appeal to our European and Asia Pacific clients and continue to make enhancements to our customers' overall trading experience.

On the latter objective, we have implemented the following:

•
Further expanded the dealing desk model for small retail foreign exchange (“FX”) customers who are less interested in an agency FX offering, which has had a favorable effect on our revenue per million.

•
Launched Market Scanner, an application traders can use to find potential trading opportunities in real-time by screening Forex and contracts for difference ("CFDs") with preferred technical parameters.

•	Launched FXCM Plus, the client-only portal with free FXCM proprietary trading data including trading signals, technical analyzer and trading analytics.

•	Revamped Technical Analyzer in FXCM Plus, giving traders an easier and clearer picture of instrumenting and overall analysis.

•	Launched Market Data Signals, which offers traders powerful insights to help find potential trading opportunities using FXCM’s propriety Speculative Sentiment Index and Grid Sight.

We are committed to offering a diverse suite of innovating trading tools, market news, and education to the trading community. Traders have access to numerous services such as Trading Analytics, API Trading, FXCM Apps, and Programming Services.

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016. The daily JPMorgan Global FX Volatility was 10.1 for the first quarter of 2017, compared to 10.6 in the first quarter of 2016. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Regulatory Environment — Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.K. (where regulatory passport rights have been exercised to operate in a number of European Economic Area jurisdictions) and Australia. We are evaluating the impact of the Brexit vote and how it may affect the servicing of our European operations.

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for more information).

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

•
On February 22, 2017, Group (f/k/a FXCM Newco, LLC), Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

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

For additional information, see Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements.

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

At the time of our initial public offering and thereafter, we have periodically granted awards of stock options to purchase shares of FXCM Inc.'s Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense related to stock options of $0.2 million and $0.3 million, respectively. The LTIP also provides for other stock-based awards ("Other Equity Awards") that may be granted by our Executive Compensation Committee. In December 2016, we granted Restricted Stock Units ("RSUs") to employees. For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense related to RSUs of $0.1 million and $0.1 million, respectively. We did not incur any expense for Other Equity Awards for the three months ended March 31, 2017 and 2016.

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

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million for the three months ended March 31, 2015. On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $49.3 million, which represented the amount that Leucadia would have received assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. The change in the fair value of the Letter Agreement until it was terminated is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. (See Note 3, "Non-Controlling Interests" and Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of March 31, 2017, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at $6.7 million, and is included in Credit Agreement on the condensed consolidated statements of financial position. The change in the fair value of the derivative liability associated with the mandatory prepayment provisions (loss of $0.5 million and nil for the three months ended March 31, 2017 and 2016, respectively) is recorded in Gain (loss) on derivative liabilities — Letter & Credit Agreement in the condensed consolidated statements of operations. (See Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Leucadia Credit Agreement, and the Convertible Notes (See Note 13, "Debt" in the Notes to Condensed Consolidated Financial Statements for more information).

Income Taxes — Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group (formerly Newco), a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, Holdings is subject to New York City Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. Our foreign subsidiaries are also subject to local taxes.

Other

Income (loss) from discontinued operations, net of tax — As a result of the Company's withdrawal from business in the U.S. pursuant to the aforementioned regulatory settlements and the sale of substantially all of our U.S.-domiciled customer accounts during the first quarter of 2017, the results of operations of the Company's U.S. subsidiary have been reported as discontinued operations for each period presented (see Note 4, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for more information).

As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Leucadia Credit Agreement. The retail businesses are FXCM Asia Limited (“HK”), FXCM Japan Securities Co., Ltd. (“Japan”), and the equity business of FXCM Securities Limited (“FSL”). The institutional businesses are Faros Trading LLC, Lucid Markets Trading Limited, V3 Markets, LLC and our equity interest in FastMatch, Inc. We evaluated the criteria for reporting the results of operations for these entities as discontinued operations and determined that the dispositions qualify for treatment as discontinued operations. As such, the results of operations for these entities are reported in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations.

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

Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC — Global Brokerage, Inc. is a holding company, and its sole material asset is a controlling membership interest in Holdings. As the sole managing member of Holdings, Global Brokerage, Inc. operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Global Brokerage, Inc. consolidates the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings is reflected as a non-controlling interest in our condensed consolidated financial statements.

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

Segment Information

Accounting Standards Codification Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The guidance defines reportable segments as operating segments that meet certain quantitative thresholds. Our business is primarily retail; our institutional business, which shares common management strategies, customer support and trading platforms with our retail business, does not meet the quantitative criteria for separate reporting. Accordingly, we have concluded that we operate as a single operating segment.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Revenues
Trading revenue	$45,145	$58,874
Interest income	386	335
Brokerage interest expense	(217)	(198)
Net interest revenue	169	137
Other income	550	1,383
Total net revenues	45,864	60,394
Operating Expenses
Compensation and benefits	13,321	19,605
Referring broker fees	7,361	9,750
Advertising and marketing	3,643	3,530
Communication and technology	5,974	7,235
Trading costs, prime brokerage and clearing fees	661	641
General and administrative	9,966	11,708
Depreciation and amortization	5,218	6,297
Goodwill impairment loss	23,917	—
Total operating expenses	70,061	58,766
Operating (loss) income	(24,197)	1,628
Other Expense (Income)
Loss (gain) on derivative liabilities — Letter & Credit Agreements	550	(110,831)
Loss on equity method investments, net	—	189
Interest on borrowings	14,361	20,553
(Loss) income from continuing operations before income taxes	(39,108)	91,717
Income tax (benefit) provision	(83)	567
(Loss) income from continuing operations	(39,025)	91,150
Loss from discontinued operations, net of tax	(27,699)	(31,974)
Net (loss) income	(66,724)	59,176
Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(10,184)	23,452
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(16,771)	—
Net loss attributable to other non-controlling interests	(9,841)	(14,011)
Net (loss) income attributable to Global Brokerage, Inc.	$(29,928)	$49,735

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended March 31,
	2017	2016
Customer equity (in millions)	$380	$417
Tradeable accounts	109,080	112,708
Active accounts	130,832	132,734
Daily average trades — retail customers	427,436	557,270
Daily average trades per active account	3.3	4.2
Total retail trading volume(1) (billions)	$679	$917
Retail trading revenue per million traded(1)	$66	$64
Average retail customer trading volume per day(1) (billions)	$10.6	$14.3
Trading days	64	64

(1)	Volume that customers traded in period translated into U.S. dollars.

Highlights — Continuing Operations

Total retail trading volumes decreased $238.0 billion, or 26%, to $679.0 billion for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in volume compared to the prior year period is primarily due to lower FX volatility in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The daily JPMorgan Global FX Volatility was 10.1 for the first quarter of 2017, compared to 10.6 in the first quarter of 2016. Within the respective quarters, the volatility was as low as 8.7 in the three months ended March 31, 2017 and as high as 12.3 in the three months ended March 31, 2016. Retail trading revenue per million traded increased 3% to $66 per million, reflecting a higher proportion of revenue from CFDs. The number of total active retail customer accounts at March 31, 2017 was 130,832, a decrease of 1% from March 31, 2016, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue decreased by $13.7 million, or 23%, to $45.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Revenues from CFDs, dealing desk execution, FX spread and commissions were all lower as a result of the decreased trading volume. In spite of the lower volumes, we had higher revenue per million, primarily due to CFDs.

Net interest revenue of $0.2 million for the three months ended March 31, 2017 was 23% higher than net interest revenue for the three months ended March 31, 2016 due to higher interest on cash held.

Other income of $0.6 million for the three months ended March 31, 2017 primarily consists of $0.4 million of service fees related to post-sale services provided to the buyers of HK and DailyFX and $0.2 million of ancillary fees. Other income of $1.4 million for three months ended March 31, 2016 primarily consists of $1.2 million of service fees related to post-sale services provided to the buyers of Japan, HK and the equity trading business of FSL, $0.1 million of service fees from FastMatch and $0.1 million of ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $6.3 million, or 32%, to $13.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was largely due to lower variable compensation expense of $7.0 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. These compensation plans are no longer in effect for 2017. In addition to the decrease in variable compensation expense, stock-based compensation expense was lower by $0.1 million, largely due to the full vesting of stock grants. These amounts were partially offset by higher salary and benefit expense of $0.8 million.

Referring broker fees decreased $2.4 million, or 25%, to $7.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in referring broker fees is related to the lower trading volumes, a decline in indirect trading volume and reduced reliance on introducing brokers as we focus on organic growth.

Advertising and marketing expense increased $0.1 million, or 3%, to $3.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We increased spend in the Asia Pacific market in 2017.

Communication and technology expense decreased $1.3 million, or 17%, to $6.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily attributable to $1.0 million of lower computer consulting costs, $0.3 million of lower communication costs and $0.2 million of lower hardware/software licensing and maintenance, partially offset by $0.2 million of higher market data fees.

Trading costs, prime brokerage and clearing fees increased 3% to $0.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The net increase is primarily attributable to clearing fees.

General and administrative expense decreased $1.7 million, or 15%, to $10.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease of $1.7 million is primarily attributable to (i) lower professional fees of $0.6 million; (ii) an insurance recovery of $0.5 million for costs incurred related to the events of January 15, 2015; (iii) $0.4 million of lower local taxes; (iv) $0.5 million of lower UK regulatory fees; (v) $0.1 million of lower bank fees and (vi) $0.2 million of lower travel costs, partially offset by a charge of $0.6 million to reserve for restitution related to trade execution practices prior to August 2010 and $0.1 million of higher occupancy costs.

Depreciation and amortization expense decreased $1.1 million, or 17%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Amortization expense related to intangibles acquired from customer account acquisitions decreased $0.6 million. Depreciation expense decreased $0.5 million related to fully depreciated assets.

Goodwill impairment loss was $23.9 million for the three months ended March 31, 2017. As a result of the regulatory settlement announced in February 2017 and the termination of our U.S. business, we performed an interim impairment evaluation of goodwill as of March 31, 2017. This evaluation resulted in the recording of goodwill impairment losses of $23.9 million (see Note 7, "Goodwill" in the Notes to Condensed Consolidated Financial Statements for more information). There was no goodwill impairment loss for the three months ended March 31, 2016.

Non-operating expenses

Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was nil for the three months ended March 31, 2017 as a result of the termination and a gain of $110.8 million for the three months ended March 31, 2016, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements, due to a decrease in the fair value of the derivative liability. The change in the derivative liability related to the Credit Agreement was a loss of $0.6 million and nil for the three months ended March 31, 2017 and 2016, respectively, recorded in Gain (Loss) on Derivative Liabilities — Letter & Credit Agreements.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$7,607	$7,686
Convertible Notes	970	970
Deferred interest expense
Leucadia Credit Agreement	(1,099)	(243)
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	3,177	8,308
Leucadia Credit Agreement issuance fee discount	467	1,142
Leucadia Credit Agreement waiver fee discount	1,004	—
Convertible Notes	1,556	1,464
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	335	822
Leucadia Credit Agreement debt acquisition costs	42	102
Convertible Notes	302	302
Total Interest on borrowings	$14,361	$20,553

The decrease in Interest on borrowings of $6.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to lower amortization of original issue discount and higher reversal of deferred interest. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term. In February 2017, Leucadia consented to waive certain restrictions regarding distributions. In consideration for entering into the waiver, we agreed to pay a fee to Leucadia in the amount of $3.5 million. The $3.5 million was added to the loan balance and is treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement (See Note 12, “Leucadia Transaction” in the Notes to Condensed Consolidated Financial Statements for more information.)

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in amortization of debt issuance costs is primarily related to lower amortization of deferred financing fees related to the Leucadia Credit Agreement.

Income Taxes

	Three Months Ended March 31,
	2017	2016

	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(39,108)	$91,717
Income tax (benefit) provision	$(83)	$567
Effective tax rate	0.2%	0.6%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings' income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations.

The effective tax rates reflect the proportion of income recognized by Global Brokerage, Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision decreased $0.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The tax provision for the three months ended March 31, 2016 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on their use. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. Since the quarter ended March 31, 2015, our quarterly tax provisions have been principally driven by the establishment or reversal of valuation allowance depending on the book income for the quarter. This continued to be the case for the quarter ended March 31, 2017.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $27.7 million for the three months ended March 31, 2017 compared to a loss of $32.0 million for the three months ended March 31, 2016. The loss for the three months ended March 31, 2017 is primarily due to (i) recording a loss on classification as held for sale of $20.4 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets; (ii) restructuring charges of $4.0 million related to a contract with no future benefits (see Note 20, "Restructuring Plan" in the Notes to Condensed Consolidated Financial Statements for more information); (iii) severance costs of $4.4 million related to the restructuring; (iv) a reserve of $0.3 million for potential regulatory fines related to the events of January 15, 2015 for HK, partially offset by (v) a gain of $4.4 million related to the sale of the U.S.-domiciled accounts to Gain; (vi) a gain of $0.8 million related to the sale of ownership interests and shares in CME Group Inc. and (vii) profit of $0.5 million from our equity method investment in FastMatch. The remaining loss of $4.3 million represents operating losses from the entities included in discontinued operations, primarily related to the U.S. operation which was transferred to discontinued operations in the three months ended March 31, 2017 as a result of the sale of the U.S.-domiciled accounts and the termination of our registrations in the U.S.

Loss from discontinued operations, net of tax was $32.0 million for the three months ended March 31, 2016. The loss for the three months ended March 31, 2016 is primarily due to recording a loss on classification as held for sale of $31.5 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets. The remainder is primarily due to a loss in the three months ended March 31, 2016 of $0.9 million from the operations of our U.S. entity which was transferred to discontinued operations, partially offset by a gain of $0.7 million for the disposition of an equity method investment.

LIQUIDITY AND CAPITAL RESOURCES

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that, for the prior 30 consecutive business days, the market value of the Corporation's publicly held shares was less than $15 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on the Corporation's listing on the Nasdaq Stock Market or on the trading of the Corporation's common stock, the market value of the Corporation's publicly held shares must exceed $15 million for ten consecutive business days between May 2, 2017 and October 30, 2017, to avoid delisting.

If that market-value requirement is not satisfied, Nasdaq will provide written notice that the Corporation's common stock is subject to delisting from the Nasdaq Global Select Market. In that event, the Corporation will either appeal such determination to a hearings panel or submit an application to transfer its securities to the Nasdaq Capital Market. There can be no assurance that the Corporation will remain listed on the Nasdaq Global Select Market after October 31, 2017.

The Corporation's failure to remain listed on the Nasdaq Global Select Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes due 2018 (see Note 13, "Debt" in the Notes to Condensed Consolidated Financial Statements). In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of March 31, 2017, our cash and cash equivalents were $154.9 million, including $10.8 million within assets held for sale, which are primarily invested in short-term demand deposits at various financial institutions. However, the Corporation is primarily a holding company with limited business operations, and substantially all of its income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. Accordingly, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group. The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC provides that only a limited percentage of cash distributions by Group are allocated to Holdings (see Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements). In addition, earnings and cash flows generated by Group are first applied by Group in conducting its operations, including the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it could be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements. Accordingly, we believe that the potential delisting raises substantial doubt about our ability to continue as a going concern as at May 15, 2017, the date that our financial statements were issued. The Corporation is working with financial and legal advisers to explore refinancing alternatives for the Convertible Notes.

The Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Leucadia Financing

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

•
On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

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

Leucadia will be entitled to receive additional distributions of proceeds that, when added to their 49.9% membership interest, will result in the following distribution percentages:

Aggregate Distributions	Revised Waterfall
Amounts due under the Credit Agreement	100% Leucadia
Next $350 million	45% Leucadia / 45% Holdings / 10.0% Management
Next $500 million	79.2% Leucadia / 8.8% Holdings / 12.0% Management
All aggregate amounts thereafter	51.6% Leucadia / 34.4% Holdings / 14.0% Management

See Note 12, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for additional information.

Regulatory Capital Requirements

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of March 31, 2017:

	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets Limited	U.K.	$20.8	$81.1	$60.3
FXCM Australia Pty. Ltd.	Australia	$1.9	$15.8	$13.9
Lucid Markets LLP	U.K.	$5.2	$10.1	$4.9

As a result of regulatory settlements reached with the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA") in February 2017, our U.S. entity has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA and is no longer a regulated entity as of March 31, 2017.

Effective from January 1, 2016, the Financial Conduct Authority ("FCA"), which regulates Forex Capital Markets Limited, introduced the "Capital Conservation Buffer" (CCB) and a "Countercyclical Capital Buffer" (CcyB) in line with the requirements set out in Capital Requirements Directive Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain additional buffers on top of the minimum capital requirements noted above, which may vary at the direction of the FCA.

Shelf Registration and "At-the-market" Offering

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

On October 3, 2016 we commenced a $15.0 million "at-the-market" offering program for the Corporation's Class A common stock. The common stock may be offered under our effective shelf registration (including prospectus). Proceeds would be used to reduce our outstanding indebtedness and for other general corporate purposes. As of March 31, 2017, we have not issued or sold any shares under this program.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Cash (used in) provided by operating activities	$(19,495)	$8,400
Cash provided by (used in) investing activities	799	(6,058)
Cash used in financing activities	(39,967)	—
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,244	1,899
Net (decrease) increase in cash and cash equivalents	(55,419)	4,241
Cash and cash equivalents – end of period	$154,873	$218,881

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Depreciation and amortization	$700	$947
Equity-based compensation	$89	$146
Loss on classification as held for sale assets	$20,440	$31,511
Gain on sale of customer accounts	$(4,414)	$—
Transaction costs associated with sale of customer accounts	$(187)	$—
Income from equity method investments, net	$478	$153
Purchases of office, communication and computer equipment, net	$(127)	$(47)
Gain on disposition of equity method investment	$—	$679

Operating Activities

Details of cash (used in) provided by operating activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Net (loss) income and other adjustments	$(6,042)	$8,235
Non-cash equity-based compensation	351	522
Non-cash — change in tax receivable agreement liability	—	44
Net interest payments	(7,607)	(7,686)
Cash (paid) received for taxes	(558)	248
All other, net, including net current assets and liabilities	(5,639)	7,037
Net cash (used in) provided by operating activities	$(19,495)	$8,400

Cash used in operating activities of $19.5 million for the three months ended March 31, 2017 is primarily attributable to the net loss, adjusted for certain non-cash items, interest payments on the Credit Agreement, a decrease in accounts payable and accrued expenses of $15.6 million primarily due to payments made on prior year accruals related to variable compensation, offset by a decrease in net due from broker balances of $10.8 million resulting from the net change in open trading positions, including $8.3 million related to discontinued operations. Cash provided by operating activities of $8.4 million for the three months ended March 31, 2016 was primarily attributable to an increase in net income, adjusted for certain non-cash items, a decrease in net due from broker balances of $8.2 million due to the timing of customer settlements and a decrease in our tax receivable balance of $1.7 million largely due to the receipt of a UK tax refund during the period.

Investing Activities

Details of cash provided by (used in) investing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Purchases of office, communication and computer equipment, net	$(3,827)	$(5,558)
Purchase of intangible assets	(500)	(500)
Proceeds from sale of customer accounts	5,126	—
Net cash provided by (used in) investing activities	$799	$(6,058)

Cash provided by investing activities of $0.8 million during the three months ended March 31, 2017 consisted of $3.8 million of capital expenditures, primarily for capitalized software, payments of $0.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015, and proceeds received of $5.1 million related to the sale of our U.S. customer accounts.

Cash used in investing activities of $6.1 million during the three months ended March 31, 2016 consisted of $5.6 million of capital expenditures, primarily for capitalized software, and a payment of $0.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Financing Activities

Details of cash used in financing activities are as follows, with amounts in thousands:

	Three Months Ended March 31,
	2017	2016
Distributions to non-controlling members	$(4,995)	$—
Principal payments on borrowings under the Credit Agreement	(34,972)	—
Net cash used in financing activities	$(39,967)	$—

Cash used in financing activities of $40.0 million during the three months ended March 31, 2017 consisted of $5.0 million of distributions to other non-controlling interests and $35.0 million of principal payments on borrowings under the Credit Agreement. There were no cash flows provided by or used in financing activities during the three months ended March 31, 2016.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of March 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$34,202	$4,827	$12,837	$6,473	$10,065
Leucadia Credit Agreement (1)	143,146	19,003	124,143	—	—
Convertible Notes	178,322	3,881	174,441	—	—
Deferred payment for customer accounts acquisition	2,479	1,509	970	—	—
Digital Advertising Agreement related to Sale of DailyFX	4,219	4,219	—	—	—
Tax Receivable Agreement (2)	145,629	—	—	—	145,629
Total	$507,997	$33,439	$312,391	$6,473	$155,694
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our statements of financial condition and statements of operations from local currencies primarily to U.S. dollars. We incur currency mismatch risk arising from customer accounts denominated in one currency being secured by cash deposits in a different currency. As exchange rates change, we could suffer a loss.

As of March 31, 2017, (5.2)% of our net current assets (current assets less current liabilities) were in British pounds, (3.5)% in Hong Kong dollars, 9.9% in Euros and (0.8)% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.3 million in the case of British pounds, $0.2 million for Hong Kong Dollars and $(0.5) million for Euros.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at March 31, 2017, we estimate that a 50 basis point change in interest rates would increase our annual pre-tax income from continuing operations by approximately $2.6 million.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. Beginning with the fourth quarter of 2016, the Leucadia Credit Agreement has a fixed interest rate of 20.5% per annum until maturity (before giving effect to any applicable default rate).

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet its obligations. We are exposed to credit risk from our customers, as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For the three months ended March 31, 2017 and 2016, losses incurred from customer accounts that had gone negative were not material and $0.5 million, respectively.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at March 31, 2017, assuming a 10% reduction in the GBP, EUR, JPY and AUD and no market liquidity (i.e., counterparties halt trading GBP, EUR, JPY and AUD), we estimate clients holding long GBP, EUR, JPY and AUD positions would incur debit balances of approximately $2.6 million, $19.6 million, $3.2 million and $1.2 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of March 31, 2017, our exposure to our three largest institutional counterparties, all major global banking institutions, was 34.1% of total assets and the single largest within the group was 13.3% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of March 31, 2017, our net unhedged exposure to CFD customer positions was 26.1% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of March 31, 2017 would result in a $16.8 million adverse impact to our pre-tax earnings or loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of March 31, 2017, our net unhedged exposure to FX customer positions was 18.6% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of March 31, 2017 would result in a $12.0 million adverse impact to our pre-tax earnings or loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended March 31, 2017 was $17.1 million and the maximum intra-day gross position was $58.4 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $5.8 million adverse impact to consolidated pre-tax earnings or loss. Lucid also has a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2017, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 22.4% of total assets.

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

Regulatory risk

As a result of regulatory settlements reached with the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA") in February 2017, our U.S. entity has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA and is no longer a regulated entity. Our non-U.S. business remains highly regulated and we are subject to the risk of sanctions from international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. Regulations from international legislative and regulatory authorities continue to evolve and change. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2017, on a separate company basis, we were required to maintain $27.9 million of minimum capital in the aggregate across all jurisdictions and had $79.1 million of excess adjusted net capital over this required regulated capital in all jurisdictions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to an arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC.

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

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges breach of fiduciary duty, contribution and indemnification, waste of corporate assets, abuse of control and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. The court has not yet ruled on the motion to dismiss.

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

Under the settlement with the CFTC, the named entities and individuals were required, jointly and severally, to pay a civil monetary penalty of $7.0 million, agreed to withdraw from CFTC registration and agreed not to apply for or claim exemption from CFTC registration in the future. Under the settlement with the NFA, no monetary fine was imposed and the named individuals and entities agreed to withdraw from NFA membership and not to reapply for membership in the future. The named entities and individuals did not admit or deny the allegations associated with the settlements. We paid the $7.0 million fine on February 16, 2017. In connection with the regulatory settlements, we have withdrawn from business in the U.S. and sold substantially all of our U.S.-domiciled customer accounts to Gain Capital Group, LLC in the first quarter of 2017.

In response to Global Brokerage's announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., Dror Niv, and Robert Lande in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. In addition, a related shareholder derivative action has been filed against the board of directors of the Company in the same court alleging a violation of the federal securities laws. The Company intends to vigorously defend against the claims asserted in these actions.

Also, on April 14, 2017, a customer of US filed a class action on behalf of customers who traded on the No Dealing Desk platform during the 2010-2016 period and alleges that such customers were harmed as a result of the Company’s relationship and use of Effex Capital, LLC ("Effex") as a liquidity provider. This class action alleges, among other things, breach of contract and breach of fiduciary duty by US and other related claims against the Company, Holdings, Dror Niv, William Ahdout, and Effex and its principal. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them in this action.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.6 million as of March 31, 2017.

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

Item 1A. Risk Factors

Other than described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 20, 2017. The risks described below and those disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The market value of our publicly held common stock does not meet the minimum threshold required for continued listing on the Nasdaq Global Select Market, and as a result our common stock may be delisted.

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified us that, for the prior 30 consecutive business days, the market value of our publicly held shares was less than $15 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on our listing on the Nasdaq Stock Market or on the trading of the Company’s common stock, the market value of our publicly held shares must exceed $15 million for ten consecutive business days between May 2, 2017 and October 30, 2017 to avoid delisting from the Nasdaq Global Select Market.

If that market-value requirement is not satisfied, Nasdaq will provide written notice that our common stock is subject to delisting from the Nasdaq Global Select Market. In that event, we will either appeal such determination to a hearings panel or submit an application to transfer our securities to the Nasdaq Capital Market. There can be no assurance that the Company will remain listed on the Nasdaq Global Select Market after October 31, 2017.

There can be no assurance that we will maintain or regain compliance with the requirements for listing our common stock on the Nasdaq Global Select Market, that our common stock would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. Delisting could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and business partners, the loss of investor interest and fewer business development opportunities.

Our financial statements contain a qualification as to our ability to continue as a going concern due primarily to the potential consequences of a delisting from the Nasdaq Global Select Market.

As described above, it is possible that our common stock will be subject to delisting from the Nasdaq Global Select Market. Our failure to remain listed on the Nasdaq Global Select Market is a Fundamental Change, as defined under the indenture governing our Convertible Notes due 2018. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require us to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of March 31, 2017, our cash and cash equivalents were $154.9 million, including $10.8 million within assets held for sale. We believe it would be difficult to generate the funding required should the holders of the Convertible Notes exercise their rights to require us to purchase their notes. Our inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements. Accordingly, we believe that the potential delisting raises substantial doubt about our ability to continue as a going concern.

We are evaluating several plans to handle this issue; however, we can provide no assurance as to whether or on what terms we would be able to consummate any such plans, or as to whether additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. The terms of securities we may issue in future capital transactions may be more favorable to our new investors than to our existing stockholders. Newly issued securities may include preferences, superior voting rights, warrants or other convertible features, which will have additional dilutive effects. Further, we may incur substantial professional fees in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.

If we are not successful in our plans to mitigate the risk of default under the Convertible Notes, we could be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plans, including, without limitation, all aspects of our operations, which would have a material adverse effect on our business. If we are not successful in consummating such plans, we may determine that it is necessary or appropriate to seek protection under U.S. federal or other bankruptcy laws. Seeking relief under bankruptcy laws, even if we are able to emerge from bankruptcy protection, which is not certain, could have a material adverse effect on our relationships with existing and potential customers, employers, vendors and others. Local insolvency laws may be unpredictable in their application to a global, regulated company such as ours, and we can give no assurance that the results of an insolvency, restructuring or liquidation proceeding in any relevant jurisdiction would be similar to the expected results in a proceeding conducted in a U.S. federal bankruptcy court.

Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we are unable to continue planned business operations. If we are unable to continue as a going concern, it would have a material adverse effect on the value of an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended March 31, 2017.

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
3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Global Brokerage, Inc. on February 27, 2017 and incorporated herein by reference).

10.1*	Third Amendment to Amended and Restated Credit Agreement, dated May 12, 2017, by and among Global Brokerage, Inc., Global Brokerage Holdings, LLC, FXCM Group, LLC and Leucadia National Corporation
10.2*	Employment Agreement, dated May 15, 2017, by and between Global Brokerage, Inc. and Kenneth Grossman
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BROKERAGE, INC.

Date:	May 15, 2017	By:	/s/ Kenneth Grossman
Kenneth Grossman Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2017	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)