Form 10-Q
period 2017-06-30
Global Brokerage, Inc.
filed 2017-08-09
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017, there were 6,143,297 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 8 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

Global Brokerage, Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2017

i

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

ii

PART I

Item 1 — Financial Statements
Global Brokerage, Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	June 30, 2017	December 31, 2016

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$124,542	$200,914
Cash and cash equivalents, held for customers	352,292	428,542
Due from brokers	881	3,363
Accounts receivable, net	5,123	5,236
Tax receivable	113	199
Assets held for sale	64,868	330,497
Total current assets	547,819	968,751
Deferred tax asset	511	330
Office, communication and computer equipment, net	29,534	32,815
Goodwill	—	23,479
Other intangible assets, net	2,963	6,285
Other assets	17,845	7,364
Total assets	$598,672	$1,039,024
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$352,292	$428,542
Accounts payable and accrued expenses	30,156	55,491
Due to brokers	1,292	1,471
Senior convertible notes	165,149	—
Credit Agreement — Related Party	119,693	—
Other liabilities	1,117	2,629
Liabilities held for sale	3,084	235,719
Total current liabilities	672,783	723,852
Deferred tax liability	269	215
Senior convertible notes	—	161,425
Credit Agreement — Related Party	—	150,516
Other liabilities	7,973	7,319
Total liabilities	681,025	1,043,327
Commitments and Contingencies (See Notes 16 & 21)
Redeemable non-controlling interest	26,962	46,364
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 6,143,297 shares issued and outstanding as of June 30, 2017 and December 31, 2016	61	61
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 8 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	390,163	389,917
Accumulated deficit	(494,286)	(460,907)
Accumulated other comprehensive loss	(1,483)	(2,312)
Total stockholders’ deficit, Global Brokerage, Inc.	(105,544)	(73,240)
Non-controlling interests	(3,771)	22,573
Total stockholders’ deficit	(109,315)	(50,667)
Total liabilities, redeemable non-controlling interest and stockholders’ deficit	$598,672	$1,039,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In thousands, except per share data)
Revenues
Trading revenue	$48,734	$54,698	$93,879	$113,572
Interest income	503	311	889	646
Brokerage interest expense	(184)	(229)	(401)	(427)
Net interest revenue	319	82	488	219
Other income	328	1,196	878	2,579
Total net revenues	49,381	55,976	95,245	116,370
Operating Expenses
Compensation and benefits	14,276	19,407	27,597	39,012
Referring broker fees	5,906	8,079	13,267	17,829
Advertising and marketing	3,984	3,056	7,627	6,586
Communication and technology	5,559	6,208	11,533	13,443
Trading costs, prime brokerage and clearing fees	854	625	1,515	1,266
General and administrative	11,624	19,539	21,590	31,247
Depreciation and amortization	5,127	6,026	10,345	12,323
Goodwill impairment loss	—	—	23,917	—
Total operating expenses	47,330	62,940	117,391	121,706
Operating income (loss)	2,051	(6,964)	(22,146)	(5,336)
Other Expense (Income)
Gain on derivative liabilities — Letter & Credit Agreements	(2,054)	(116,529)	(1,504)	(227,360)
(Income) loss on equity method investments, net	(170)	149	(170)	338
Interest on borrowings	11,115	21,202	25,476	41,755
(Loss) income from continuing operations before income taxes	(6,840)	88,214	(45,948)	179,931
Income tax provision (benefit)	844	(443)	761	124
(Loss) income from continuing operations	(7,684)	88,657	(46,709)	179,807
Loss from discontinued operations, net of tax	(1,052)	(154)	(28,751)	(32,128)
Net (loss) income	(8,736)	88,503	(75,460)	147,679
Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(1,161)	28,452	(11,345)	51,904
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(3,586)	—	(20,357)	—
Net loss attributable to other non-controlling interests	(538)	(350)	(10,379)	(14,361)
Net (loss) income attributable to Global Brokerage, Inc.	$(3,451)	$60,401	$(33,379)	$110,136

(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(4,255)	$60,247	$(28,779)	$122,134
Income (loss) from discontinued operations attributable to Global Brokerage, Inc.	804	154	(4,600)	(11,998)
Net (loss) income attributable to Global Brokerage, Inc.	$(3,451)	$60,401	$(33,379)	$110,136

Weighted average shares of Class A common stock outstanding — Basic and Diluted	6,143	5,603	6,143	5,603
Net (loss) income per share attributable to stockholders of Class A common stock of Global Brokerage, Inc. — Basic and Diluted:
Continuing operations	$(0.69)	$10.75	$(4.68)	$21.79
Discontinued operations	0.13	0.03	(0.75)	(2.14)
Net (loss) income attributable to Global Brokerage, Inc.	$(0.56)	$10.78	$(5.43)	$19.65

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In thousands)
Net (loss) income	$(8,736)	$88,503	$(75,460)	$147,679
Other comprehensive income (loss)
Foreign currency translation income (loss)	210	(2,542)	1,739	(2,595)
Other comprehensive income (loss), net of tax	210	(2,542)	1,739	(2,595)
Comprehensive (loss) income	(8,526)	85,961	(73,721)	145,084
Comprehensive (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(1,131)	27,640	(11,062)	51,071
Comprehensive loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(3,497)	—	(19,732)	—
Comprehensive loss attributable to other non-controlling interests	(537)	(354)	(10,377)	(14,353)
Comprehensive (loss) income attributable to Global Brokerage, Inc.	$(3,361)	$58,675	$(32,550)	$108,366

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)
(In thousands, except share amounts)

		Global Brokerage, Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2017	$22,573	$(460,907)	$(2,312)	$389,917	6,143,297	$61	8	$1	$(50,667)
Net loss	(21,724)	(33,379)	—	—	—	—	—	—	(55,103)
Other comprehensive income, net of tax	285	—	829	—	—	—	—	—	1,114
Comprehensive (loss) income	(21,439)	(33,379)	829	—	—	—	—	—	(53,989)
Class A common stock
Equity-based compensation	85	—	—	246	—	—	—	—	331
Distributions — non-controlling members	(4,990)	—	—	—	—	—	—	—	(4,990)
Balance as of June 30, 2017	$(3,771)	$(494,286)	$(1,483)	$390,163	6,143,297	$61	8	$1	$(109,315)

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(75,460)	$147,679
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	11,045	14,193
Equity-based compensation	632	1,044
Deferred tax benefit	(121)	(386)
Goodwill impairment loss	23,917	—
Loss on classification as held for sale assets	20,440	31,997
Gain on derivative liabilities — Letter & Credit Agreements	(1,504)	(227,360)
Amortization of deferred bond discount	3,119	2,935
Amortization of deferred financing cost	605	604
Amortization of original issue discount — Credit Agreement	4,684	17,070
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	1,229	4,323
Amortization of deferred waiver fee — Second Amendment	1,662	—
Amortization of deferred waiver fee — Third Amendment	27	—
(Income) loss from equity method investments, net	(1,144)	245
Gain on disposition of equity method investment	—	(679)
Provision for debt forgiveness	—	8,249
Gain on sale of customer accounts	(5,246)	—
Transaction costs associated with sale of customer accounts	(213)	—
Due to related parties pursuant to tax receivable agreement	—	44
Changes in operating assets and liabilities
Cash and cash equivalents, held for customers	309,253	21,345
Due from brokers	9,975	5,394
Accounts receivable, net	437	(136)
Tax receivable, net	86	1,745
Other assets	(4,614)	(371)
Customer account liabilities	(309,644)	(22,651)
Accounts payable and accrued expenses	(25,009)	1,966
Other liabilities — Current	(1,512)	—
Other liabilities — Non-current	1,640	(1,516)
Payments for tax receivable agreement	—	(188)
Due to brokers	268	11,359
Securities sold, not yet purchased	—	272
Foreign currency remeasurement loss	(2,526)	(133)
Net cash (used in) provided by operating activities	(37,974)	17,044
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment, net	(6,080)	(9,984)
Purchase of intangible assets	(1,000)	(1,000)
Proceeds from sale of customer accounts	6,961	—
Proceeds from sale of equity method investment	170	—
Net cash provided by (used in) investing activities	51	(10,984)
Cash Flows From Financing Activities
Distributions to non-controlling members	(4,990)	(104)
Principal payments on borrowings under the Credit Agreement	(36,921)	(141)
Net cash used in financing activities	(41,911)	(245)

Global Brokerage, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,117	1,723
Net (decrease) increase in cash and cash equivalents	(75,717)	7,538
Cash and cash equivalents (1)
Beginning of year	210,292	214,640
End of period	$134,575	$222,178
Supplemental disclosures of cash flow activities
Cash paid (received) for taxes	$1,114	$(205)
Cash paid for interest	$15,777	$18,033
Supplemental disclosure of non-cash investing activities
Proceeds receivable from sale of customer accounts	$130	$—
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$—	$1,099
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$700	$1,870
Equity-based compensation	$119	$296
Loss on classification as held for sale assets	$20,440	$31,997
Gain on sale of customer accounts	$(5,246)	$—
Transaction costs associated with sale of customer accounts	$(213)	$—
Income from equity method investments, net	$974	$93
Purchases of office, communication and computer equipment, net	$(130)	$(120)
Gain on disposition of equity method investment	$—	$679

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

On February 6, 2017, the Company announced simultaneous regulatory settlements with the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against its U.S. subsidiary, Forex Capital Markets LLC, Holdings and certain of its principals (the “Respondents”). The NFA settlement had no monetary fine, and the CFTC settlement had a $7.0 million fine imposed jointly and severally against the Respondents, which the Company paid on February 16, 2017. Pursuant to the regulatory settlement agreements, the Company has withdrawn from business in the U.S. and terminated its registrations with the CFTC and the NFA during the first quarter of 2017. Additionally, the Company sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC in an asset sale transaction that closed on February 24, 2017 (see Note 4).

In connection with its withdrawal from business in the U.S. pursuant to the regulatory settlements described above, the Company implemented a restructuring plan during the first quarter of 2017 that included the termination of approximately 170 employees, which represents approximately 22% of its global workforce (see Note 22).

Financial Condition

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that, for the prior 30 consecutive business days, the market value of the Corporation's publicly held shares was less than $15.0 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on the Corporation's listing on the Nasdaq Stock Market or on the trading of the Corporation's common stock, the market value of the Corporation's publicly held shares must exceed $15.0 million for ten consecutive business days between May 2, 2017 and October 30, 2017, to avoid delisting.

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

The Corporation's failure to remain listed on the Nasdaq Global Select Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes due 2018 (see Note 15). In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of June 30, 2017, the Company's cash and cash equivalents were $134.6 million, including $10.0 million within assets held for sale. The Corporation is primarily a holding company with limited business operations, and all of its income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. Accordingly, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group. The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC provides that only a limited percentage of cash distributions by Group are allocated to Holdings (see Note 14). In addition, earnings and

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

cash flows generated by Group are first applied by Group in conducting its operations, including maintaining required regulatory capital levels, maintaining margin deposits with liquidity providers, and the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it could be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements (see Note 14). Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes upon a failure to remain listed on the Nasdaq Global Select Market by October 31, 2017, the Convertible Notes are due to mature in June 2018. As of June 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent the restructuring of the debt, a sale of other assets or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. Accordingly, the Company believes that the potential delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about its ability to continue as a going concern as at August 9, 2017, the date that these financial statements were issued. The Corporation is actively working with financial and legal advisers to explore refinancing alternatives for the Convertible Notes.

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

In the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd., Faros Trading LLC, FXCM Asia Limited and the equity trading business of FXCM Securities Limited. On May 23, 2017, the Company announced that it entered into a definitive agreement to sell its equity interest in FastMatch, Inc. ("FastMatch") for a purchase price of approximately $55.6 million, with a portion held in escrow and subject to certain future adjustments, including a share of a $10.0 million earnout if certain performance targets of FastMatch are met. The Company remains committed to a plan to sell the remaining institutional businesses, which include Lucid Markets Trading Limited and V3 Markets, LLC, and continues to actively market these businesses. As a result, the remaining businesses are considered to be held for sale and their results of operations have been reported as discontinued operations (see Note 4).

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

At the time of Group's formation (f/k/a "FXCM Newco, LLC"), the Company determined that Group was a VIE and concluded that Holdings was the primary beneficiary of Group, which resulted in the consolidation of the financial results of

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Group by Holdings. The Company determined that the restructuring transaction with Leucadia effective September 1, 2016 (see Note 14) was a reconsideration event under ASC 810 and re-evaluated the previous conclusion that Group is a VIE. Upon reconsideration, the Company determined that Group remains a VIE and concluded that Holdings is the primary beneficiary of Group since Holdings has the ability to direct the activities of Group that most significantly impact Group’s economic performance and the obligation to absorb losses of Group or the right to receive benefits from Group that could be significant to Group. As a result, Holdings continues to consolidate the financial results of Group.

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 74.5% and 25.5%, respectively, as of both June 30, 2017 and December 31, 2016.

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

Net income or loss attributable to redeemable non-controlling interest in the condensed consolidated statements of operations represents the share of earnings or loss allocated to the non-controlling membership interest in Group held by Leucadia based on the hypothetical liquidation at book value ("HLBV") method (see Notes 3 and 14).

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

classification on the statement of cash flows. The Company adopted ASU No. 2016-09 on January 1, 2017. The provisions of ASU No. 2016-09 related to the recognition of excess tax benefits in the statements of operations, classification of excess tax benefits in the statements of cash flows and minimum statutory withholding requirements are not applicable to the Company's existing share-based payment awards for the periods presented. With regard to forfeitures, the Company has elected to continue to estimate the number of share-based awards that are expected to vest, rather than account for forfeitures when they occur. As this approach is consistent with the methodology historically applied by the Company in accounting for forfeitures, there has not been a cumulative-effect adjustment to stockholders' deficit as of January 1, 2017 under the modified retrospective transition method. The adoption of ASU No. 2016-09 did not have a material impact on the Company's condensed consolidated financial statements.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

The Company plans to adopt ASU No. 2014-09 on January 1, 2018. At this time, the Company intends to apply the standard using the full retrospective method of adoption. The Company's implementation process is currently in progress. The initial analysis documenting the considerations for each revenue stream and areas that will be impacted by the new guidance is substantially complete. As a result of the evaluation performed, the Company does not expect there will be changes to the timing of recognition of revenue, but does anticipate certain changes to the classification of revenue in the consolidated statements of operations. The Company also expects additional disclosures to be provided in its consolidated financial statements after adoption of the new standard. The Company will continue to monitor additional modifications, clarifications or interpretations by the FASB that may impact its current conclusions, and will provide further updates in future periods.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity, reduces diversity in practice and cost and complexity when applying Topic 718 guidance to a change of terms or conditions of a share-based payment award. The amendments in this update provide guidance on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Accounting Policies and Estimates - (continued)

is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this guidance beginning January 1, 2018 and does not currently expect it will have a material impact on its consolidated financial statements.

Note 3. Non-Controlling Interests

Redeemable Non-controlling Interest

In connection with the restructuring transaction with Leucadia completed on September 1, 2016 (the "Restructuring Transaction"), the Amended and Restated Letter Agreement dated January 24, 2015 (the "Letter Agreement") was terminated and the parties signed the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (see Note 14). In exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 1. The non-controlling interest held by Leucadia is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. As of June 30, 2017, the non-controlling interest in Group is not redeemable and is not probable of becoming redeemable and, consequently, has not been adjusted to its estimated redemption value.

The Company recorded the following activity related to Redeemable non-controlling interest for the six months ended June 30, 2017, with amounts in thousands:

Balance as of January 1, 2017	$46,364
Net loss attributable to redeemable non-controlling interest	(20,357)
Other comprehensive income attributable to redeemable non-controlling interest	625
Equity-based compensation	330
Balance as of June 30, 2017	$26,962

On the date of the Restructuring Transaction, in exchange for the Letter Agreement Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at issuance on September 1, 2016 at $49.3 million, which represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date (see Note 14). This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

There were no changes in the non-controlling and the Corporation's interests in Holdings for the six months ended June 30, 2017:

	Controlling Units	Non- Controlling Units	Total Units	Global Brokerage, Inc.	Non- Controlling	Total
Balance as of January 1, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100%
Exchange of Holdings Units for Class A common stock	—	—	—	—%	—%	—%
Balance as of June 30, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100.0%
Lucid, V3 and Other Non-Controlling Interests

The Company owns controlling interests in Lucid, V3 and other entities. The Company consolidates the financial results of these entities and records a non-controlling interest for the economic interests not owned by the Company. Lucid and V3 are classified as discontinued operations and the assets and liabilities of Lucid and V3 are classified as held for sale on the condensed consolidated statements of financial condition (see Note 4).

Note 4. Dispositions

Discontinued Operations

Pursuant to regulatory settlements with the NFA and the CFTC dated February 6, 2017, the Company withdrew from business in the U.S. during the first quarter of 2017. Additionally, the Company sold substantially all of its U.S.-domiciled customer accounts in an asset sale transaction that was completed on February 24, 2017. The Company considered the guidance in ASC 205-20 and determined that the operations and cash flows of US are clearly distinguishable, and accordingly represent a component as defined in the guidance. Further, the Company believes the cessation of business in the U.S., including the sale of its U.S.-based customer accounts, represents a strategic shift, as described in ASC 205-20, and concluded that US qualifies for reporting as a discontinued operation. Accordingly, the results of operations of US are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, with similar reclassification of the previously reported amounts. Further, as a result of the sale of the U.S.-based accounts during the first quarter of 2017, the related cash and cash equivalents, held for customers and customer account liabilities were reclassified to assets and liabilities held for sale on the condensed consolidated statements of financial condition as of December 31, 2016.

In the first quarter of 2015, the Company committed to a plan to sell certain retail and institutional businesses in order to pay down the term loan with Leucadia. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd. ("FXCMJ"), Faros Trading LLC ("Faros"), FXCM Asia Limited ("HK") and the equity trading business of FXCM Securities Limited ("FSL"). On May 23, 2017, the Company announced that it entered into a definitive agreement to sell its equity interest in FastMatch for a purchase price of approximately $55.6 million, with a portion held in escrow and subject to certain future adjustments, including a share of a $10.0 million earnout if certain performance targets of FastMatch are met. The Company remains committed to a plan to sell the remaining institutional businesses, which include Lucid and V3, and continues to actively market these businesses. The remaining businesses to be sold continue to meet the criteria prescribed in ASC 205-20 for reporting as discontinued operations and, accordingly, the results of operations of these businesses are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. It was further determined that the remaining businesses to be sold continue to meet the criteria for classification as held for sale as of June 30, 2017. Accordingly, the assets and liabilities of these businesses were classified as assets and liabilities held for sale on the condensed consolidated statements of financial condition as of June 30, 2017 and December 31, 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

Completed Dispositions

The Company finalized its withdrawal from business in the U.S. and terminated its registration as a futures commission merchant and retail foreign exchange dealer in the U.S. effective March 10, 2017. These actions freed approximately $33.0 million of regulatory capital previously held in US, of which $30.0 million was used to pay down the Credit Agreement with Leucadia (see Note 14). As a result of the events impacting US, the Company implemented a restructuring plan during the first quarter of 2017. Restructuring charges of approximately $0.2 million and $8.6 million, including severance, contract termination costs, and facilities costs, are included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively (see Note 22).

In connection with its withdrawal from business in the U.S., the Company sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”) on February 24, 2017 (the "Transaction Closing Date"). Pursuant to the terms of the related asset purchase agreement, Gain will pay proceeds to the Company on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the Transaction Closing Date. During the three and six months ended June 30, 2017, the Company received or accrued proceeds of $0.9 million and $7.1 million, respectively, related to the sale. After transaction costs and related write-down of intangible assets (see Note 8), the Company recognized a gain of $4.4 million on the sale in the first quarter of 2017. The gain on sale was adjusted in the second quarter of 2017 by $0.8 million based on additional proceeds received net of related transaction costs. For the three and six months ended June 30, 2017, the gain on sale of $0.8 million and $5.2 million, respectively, is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

As disclosed in prior filings, the Company completed the sales of FXCMJ, the operations of Faros, HK, and the equity trading business of FSL separately during 2015. The combined amount of cash consideration received for these sales was $102.4 million. Consideration related to the sale of Faros' operations to Jefferies Group LLC in April 2015 is determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three and six months ended June 30, 2017 or 2016.

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

In connection with the sale of HK in September 2015, the Company agreed to provide certain transitional services to the buyer, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale.  The Company recorded $0.3 million and $0.6 million of other income for these transitional services for the three and six months ended June 30, 2016, respectively. Beginning in June 2016 for a period of nine months ending in March 2017, the Company received a monthly fee for these services pursuant to the terms of the services agreement. In March 2017, the trading platform and related support services renewed for an additional one year term. The Company recorded other income of $0.1 million and $0.4 million related to these services for the three and six months ended June 30, 2017, respectively.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and six months ended June 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Trading revenue	$5,775	$21,728	$18,410	$38,937
Interest income	8	280	204	602
Other income	33	74	932	129
Total net revenues	5,816	22,082	19,546	39,668
Operating Expenses
Compensation and benefits	1,426	5,416	10,629	10,678
Allocation of net income to Lucid members for services provided	687	1,360	1,461	2,561
Total compensation and benefits	2,113	6,776	12,090	13,239
Referring broker fees	—	854	250	1,750
Advertising and marketing	—	1,760	2,097	3,698
Communication and technology	1,174	1,734	2,734	3,601
Trading costs, prime brokerage and clearing fees	3,427	3,324	7,827	7,180
General and administrative	1,486	6,456	8,390	9,355
Bad debt recovery	—	(141)	—	(141)
Depreciation and amortization	—	923	700	1,870
Total operating expenses	8,200	21,686	34,088	40,552
Operating (loss) income	(2,384)	396	(14,542)	(884)
Other Income (Loss)
Income (loss) on equity method investments, net	496	(60)	974	93
Gain on disposition of equity method investment (see Note 6)	—	—	—	679
(Loss) income from discontinued operations before income taxes	(1,888)	336	(13,568)	(112)
Net gain on sale of customer accounts	832	—	5,246	—
Loss on classification as held for sale before income taxes	—	(486)	(20,440)	(31,997)
Total loss from discontinued operations before income taxes*	(1,056)	(150)	(28,762)	(32,109)
Income tax (benefit) provision	(4)	4	(11)	19
Loss from discontinued operations, net of tax	$(1,052)	$(154)	$(28,751)	$(32,128)
* Total income (loss) from discontinued operations before income taxes attributable to Global Brokerage, Inc. was $0.8 million and $(4.6) million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $(12.0) million for the three and six months ended June 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of June 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$10,033	$9,378
Cash and cash equivalents, held for customers (1)	—	233,394
Due from brokers (2)	6,597	14,090
Accounts receivable, net	57	251
Office, communication and computer equipment, net	1,466	1,336
Goodwill	223,613	223,613
Other intangible assets, net	27,269	27,269
Other assets (3) (4)	9,444	14,337
Loss recognized on classification as held for sale	(213,611)	(193,171)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$64,868	$330,497

Liabilities
Customer account liabilities (1)	$—	$233,394
Accounts payable and accrued expenses (5)	2,592	2,266
Due to brokers (2)	492	45
Other liabilities	—	14
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$3,084	$235,719
____________________________________
(1) Includes cash and cash equivalents, held for customers and customer account liabilities related to the U.S.-based accounts sold to Gain in February 2017, which were reclassified to assets and liabilities held for sale as of December 31, 2016.
(2) Includes as of June 30, 2017 and December 31, 2016: a) derivative assets, net of $1.3 million and $1.6 million, respectively; b) Unsettled spot FX, net of $0.1 million and $0.2 million, respectively; and c) Excess cash collateral of $5.2 million and $12.2 million, respectively.
(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of June 30, 2017 or December 31, 2016. In January 2017, the Company sold certain of its ownership interests and shares in CME Group Inc. and recognized a gain of $0.8 million, which is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the carrying values of the ownership interests were $1.9 million and $4.6 million, respectively, and the carrying values of the shares were $1.8 million and $4.8 million, respectively.
(4) Includes the carrying value of the Company's equity interest in FastMatch of $5.6 million and $4.6 million as of June 30, 2017 and December 31, 2016, respectively.
(5) Includes as of June 30, 2017 and December 31, 2016 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $1.3 million and $0.7 million, respectively.

Sale of Investment

The Company sold its DailyFX business to FX Publications, Inc. on October 28, 2016 (the “Closing Date”) for a cash purchase price of $40.0 million, payable in two installments. DailyFX is the leading portal for FX trading news, charts, indicators and analysis. The first installment of $36.0 million was paid to the Company on the Closing Date and the proceeds

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

were used to pay down the term loan. The second installment of $4.0 million, payable to the Company on the completion of certain migration requirements, was received in July 2017 and the proceeds were used to pay down the term loan. After transaction costs, the Company recognized a gain of $37.2 million related to the sale which was recorded in earnings in the fourth quarter of 2016. The Company considered the guidance in ASC 205-20 and determined that since the operations and cash flows of the DailyFX business are not clearly distinguishable, it does not represent a component as defined in the guidance. Consequently, the DailyFX business does not qualify for reporting as a discontinued operation in the condensed consolidated financial statements.

In connection with the sale of the DailyFX business, the Company agreed to provide certain transitional services, including the use of facilities, website and other data services, for no additional consideration for a period of three months following the date of sale. Certain services were subsequently extended for an additional three-month period which ended in April 2017 in accordance with the terms of the services agreement. The Company estimated the value of these services to be approximately $0.3 million and accordingly allocated $0.3 million of proceeds received as deferred income. The deferred income was amortized into other income over the respective three and six-month periods following the date of sale. For the three and six months ended June 30, 2017, other income recorded for these transitional services was not material and $0.2 million, respectively.

In connection with the sale of the DailyFX business, the Company also entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements. Until the website migration related to the sale was completed, the quarterly installment payable was approximately $0.7 million. However, as a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S. during the first quarter of 2017, the Company determined that it will no longer benefit from the digital advertising agreement, as it cannot advertise on the DailyFX website or benefit from leads. Consequently, the Company accounted for the remaining contract liability at the cease-use date in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420") (see Note 22). In July 2017, the Company negotiated a termination of the digital advertising agreement that provides for a reduction in the quarterly fee over the remaining three-year term. Beginning August 1, 2017, the fee is $0.4 million which is payable on a quarterly basis until October 28, 2019.

As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. As of June 30, 2017 and December 31, 2016, the Company recorded a liability of $4.1 million and $0.4 million, respectively, related to the digital advertising agreement, which is payable in quarterly installments through October 2019. Of the $4.1 million recorded as of June 30, 2017, $2.0 million is included in Accounts payable and accrued expenses and $2.1 million is included in Other non-current liabilities on the condensed consolidated statements of financial condition. The entire amount recorded as of December 31, 2016 is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. A portion of the amount recorded as of June 30, 2017 ($3.9 million) is included as a component of the Company's restructuring costs (see Note 22). The Company recorded a favorable expense adjustment of $0.1 million for the three months ended June 30, 2017 and recognized total expense of $4.1 million for the six months ended June 30, 2017 related to the digital advertising agreement, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense in the second quarter of 2016. There was no interest income related to the notes receivable for the three and six months ended June 30, 2017. Interest income related to the notes receivable was not material and $0.1 million for the three and six months ended June 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Equity Method Investments

The Company had a 22.2% equity interest in a developer of FX trading software which it accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $2.1 million related to its investment. In June 2017, the Company sold its interest in the FX trading software developer for $0.2 million and recorded a gain of $0.2 million, which is included in (Income) loss on equity method investments, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2017. The carrying value of the Company's equity interest in the FX trading software developer is nil as of both June 30, 2017 and December 31, 2016. The Company's share of the loss of the FX trading software developer was nil for each of the three and six months ended June 30, 2017 and $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

In November 2016, the Company acquired a 30.0% equity interest for $0.5 million in a developer of FX analytical software which is accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $0.5 million related to its investment. The carrying value of the Company’s equity interest in the software developer is nil as of both June 30, 2017 and December 31, 2016. The Company’s share of the loss of the FX analytical software developer was nil for each of the three and six months ended June 30, 2017 and 2016.

The Company has a 34.5% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerts significant influence. The investment is accounted for using the equity method. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation. The carrying value of the Company's equity interest in FastMatch of $5.6 million and $4.6 million as of June 30, 2017 and December 31, 2016, respectively, is included in assets held for sale on the condensed consolidated statements of financial condition. The Company's share of the income (loss) of FastMatch was $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, and $(0.1) million and $0.1 million for the three and six months ended June 30, 2016, respectively, and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. On May 23, 2017, the Company announced that it entered into a definitive agreement to sell its equity interest in FastMatch for a purchase price of approximately $55.6 million, with a portion held in escrow and subject to certain future adjustments, including a share of a $10.0 million earnout if certain performance targets of FastMatch are met. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2017.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that held a 17.26% interest in a firm that delivers investment information to investment professionals. In the first quarter of 2016, the 66.3% non-controlling interest was officially transferred to the Company and, in a related transaction, the assets held by the V3-related LLC were distributed to its members, including the Company, and the V3-related LLC was liquidated. This transaction resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment is $1.1 million as of both June 30, 2017 and December 31, 2016, and is included as a component of Other assets in the condensed consolidated statements of financial condition (see Note 9). As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC.

The Company did not receive any dividend distributions from its equity method investments during the three and six months ended June 30, 2017 or 2016.

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

The reporting unit had negative equity at the Interim Assessment Date. As permitted by ASU No. 2017-04, the Company eliminated the qualitative assessment, and performed a comparison of the carrying value of the reporting unit,

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Goodwill - (continued)

including goodwill, to its fair value at the Interim Assessment Date. The fair value of the reporting unit was calculated primarily using a market capitalization approach. When the regulatory settlements were announced on February 6, 2017, the share price of the Corporation declined the following day by approximately 50%. As of March 31, 2017, the share price had declined further. The market price of the Corporation’s Convertible Notes also declined the following day by approximately 42%. While the Convertible Notes price had recovered slightly as of March 31, 2017, it was still trading well below par. The Company previously used the income approach to estimate the fair value of the reporting unit. The income approach incorporated the use of a discounted cash flow ("DCF") method whereby the estimated future cash flows and terminal values for the reporting unit are discounted to a present value using a discount rate. The estimated future cash flows are based on management’s forecasts and projections for the reporting unit which are driven by key assumptions, including revenue growth, operating margins, capital expenditures, non-cash expenses and income tax rate. When applicable, various growth rates are assumed for years beyond the current business plan period. The discount rate is based on a market participant weighted-average cost of capital, calculated based on the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies, market equity risk premium and a company-specific risk factor.

As a result of the sustained decrease in the share price and decline in the market price of the Convertible Notes, the Company believes that as of the Interim Assessment date, the common stock investors and holders of the Convertible Notes had taken into account the events precipitated by the regulatory actions, including the sale of the US accounts, termination of registration in the U.S. and the restructuring plan. At the Interim Assessment Date, the Company believed the market capitalization approach is a more appropriate method than the income approach previously used.

Under the market capitalization approach, the fair value of the reporting unit was calculated based on the implied equity value of the reporting unit (market capitalization of the Corporation adjusted for the non-controlling interest in Holdings) plus the fair value of the interest-bearing debt (including both the Leucadia Credit Agreement and the Senior convertible notes) and the fair value of Leucadia’s non-controlling membership units in Group. The indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt and the fair value of Leucadia’s non-controlling membership units in Group, was compared to the calculated fair value of the reporting unit. The calculated fair value of the reporting unit was less than its indicated carrying value and the Company concluded that goodwill was impaired as of the Interim Assessment Date. The Company recorded an impairment charge of $23.9 million to write down the full value of goodwill of the reporting unit, which is included in Goodwill impairment loss in the condensed consolidated statements of operations for the six months ended June 30, 2017.

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

Changes in goodwill for the six months ended June 30, 2017 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2017	$23,479
Foreign currency translation adjustments	438
Impairment of goodwill	(23,917)
Balance as of June 30, 2017	$—

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of June 30, 2017 and December 31, 2016, with amounts in thousands:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$26,908	$(22,388)	$4,520	$35,460	$(27,522)	$7,938
Foreign currency translation adjustment	(3,888)	1,731	(2,157)	(4,971)	2,718	(2,253)
Total finite-lived intangible assets	23,020	(20,657)	2,363	30,489	(24,804)	5,685
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$23,620	$(20,657)	$2,963	$31,089	$(24,804)	$6,285

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited (the "Citibank Acquisition"). The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of June 30, 2017. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

As a result of the sale of the Company's U.S.-domiciled customer accounts in the first quarter of 2017, the Company fully wrote off its customer relationship intangible assets related to US, including accounts acquired from the Citibank Acquisition. The write-off of $1.6 million reduced the gain recognized on the sale and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the six months ended June 30, 2017. There was no impairment of intangible assets during the year ended December 31, 2016.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively. Amortization expense related to intangible assets to be disposed of (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of June 30, 2017 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2017	$1,037
2018	1,007
2019	319
Thereafter	—
$2,363

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Assets

Other assets comprised the following as of June 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Prepaid expenses	$6,415	$4,229
Cost method investment	1,103	1,103
Deposits	10,282	1,871
Other	45	161
Total	$17,845	$7,364

Other assets related to businesses classified as discontinued operations are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above (see Note 4).

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised the following as of June 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Operating expenses payable	$19,132	$24,926
Commissions payable	5,910	7,271
Bonus payable	4,400	22,210
Income tax payable	550	920
Interest due on borrowings	162	162
Other	2	2
Total	$30,156	$55,491

Accounts payable and accrued expenses as of June 30, 2017 and December 31, 2016 in the table above includes approximately $4.8 million and $17.2 million, respectively, related to the discontinued U.S. operation that did not meet the criteria for held for sale classification on the condensed consolidated statements of financial condition. The amount at June 30, 2017 primarily includes $2.1 million related to the digital advertising agreement (see Notes 4 and Note 16) and legal and other professional fees of $0.5 million.  The amount at December 31, 2016 primarily includes regulatory settlements of $7.7 million, variable compensation of $3.7 million and legal and other professional fees of $2.5 million.

The table above excludes Accounts payable and accrued expenses related to other businesses classified as discontinued operations that are included as a component of liabilities held for sale on the condensed consolidated statements of financial condition (see Note 4).

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's losses from continuing operations for the three and six months ended June 30, 2017, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for this period.

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

In April 2015, the Company entered into an option agreement with a customer as part of a negative equity balance settlement and issued an immediately vested, two-year option to purchase 56,934 shares of the Corporation's Class A common stock. The option had a strike price of $22.50. For the three and six months ended June 30, 2017 and 2016, the stock option was not included in the computation of diluted EPS because it was antidilutive under the treasury method. The option expired unexercised in April 2017.

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 632,527 for each of the three and six months ended June 30, 2017 and 741,578 for each of the three and six months ended June 30, 2016 were excluded because they were antidilutive under the treasury method.

As described in Note 15, in June 2013 the Corporation issued $172.5 million principal amount of 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”). The Convertible Notes will be convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and six months ended June 30, 2017 and 2016, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 15, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and six months ended June 30, 2017 and 2016, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. There were no exchanges of Holdings Units for shares of the Corporation’s Class A common stock during the three and six months ended June 30, 2017 or 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted net (loss) income per share of Class A common stock:
Numerator
(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(4,255)	$60,247	$(28,779)	$122,134
Income (loss) from discontinued operations attributable to Global Brokerage, Inc.	804	154	(4,600)	(11,998)
Net (loss) income available to holders of Class A common stock	(3,451)	60,401	(33,379)	110,136
Earnings allocated to participating securities	—	—	—	—
(Loss) income available to common stockholders	$(3,451)	$60,401	$(33,379)	$110,136
Denominator
Weighted average shares of Class A common stock	6,143	5,603	6,143	5,603
Add dilutive effect of the following:
Stock options and RSUs(1)	—	—	—	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	6,143	5,603	6,143	5,603
Net (loss) income per share of Class A common stock — Basic and Diluted:
Continuing operations	$(0.69)	$10.75	$(4.68)	$21.79
Discontinued operations	0.13	0.03	(0.75)	(2.14)
Net (loss) income per share of Class A common stock	$(0.56)	$10.78	$(5.43)	$19.65
____________________________________
(1) No dilutive effect for either period presented, therefore zero incremental shares included.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Receivables
Advances to Holdings non-controlling members	$28	$3
Advances to employees	49	55
Accounts receivable — Liquidity provider	—	308
Due from Liquidity provider	—	128
Prepaid to Equity method investment	90	—
Total receivables from related parties	$167	$494

Payables
Employees and equity method investments	$13	$732
Accounts payable — Equity method investment	—	180
Accounts payable — Transaction services	26	—
Due to liquidity provider	357	—
Senior convertible notes — Jefferies, LLC	6,913	6,913
Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	1,287	741
Total payables to related parties	$8,596	$8,566

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of June 30, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

The Company has advanced funds to several employees. The outstanding balances as of June 30, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In July 2016, UK LTD entered into a trading relationship with an affiliate of Leucadia to provide CFD pricing for the Company's clients. The Leucadia affiliate is 24.0% owned by Jefferies, LLC ("Jefferies"), a wholly-owned subsidiary of Leucadia. In April 2017 it was announced that the Leucadia affiliate was being sold. The transaction closed in July 2017. In June 2017, the Company discontinued trading with the Leucadia affiliate. For the three and six months ended June 30, 2017, trading losses recorded by the Company, which are included in Trading revenue in the condensed consolidated statements of operations, were not material and $0.6 million, respectively. As of June 30, 2017 and December 31, 2016, Accounts receivable, net on the condensed consolidated statements of financial condition included a receivable from the Leucadia affiliate of nil and $0.3 million, respectively, for trading profits. As of June 30, 2017 and December 31, 2016, Due from brokers on the condensed consolidated statements of financial condition included nil and $0.1 million, respectively, due from the Leucadia affiliate for open trade positions.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense in the second quarter of 2016. There was no interest income related to the notes receivable for the three and six months ended June 30, 2017. Interest income related to the notes receivable was not material and $0.1 million for the three and six months ended June 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions - (continued)

During 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both June 30, 2017 and December 31, 2016, and are included in Assets held for sale in the condensed consolidated statements of financial condition (see Note 4).

Included in Other assets on the condensed consolidated statements of financial condition is a prepaid expense to an equity method investee for software licensing of $0.1 million and nil as of June 30, 2017 and December 31, 2016, respectively. The expense recorded by the Company was not material and $0.1 million in the three and six months ended June 30, 2017, respectively, and nil for each of the three and six months ended June 30, 2016 for such software licensing services, which is included in Communications and technology in the condensed consolidated statements of operations. The equity method investee was sold in June 2017 and the Company recorded a gain of $0.2 million (see Note 6).

Customer account liabilities in the condensed consolidated statements of financial condition include balances for employees and equity method investments.

Included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition are amounts payable to an equity method investee for platform trading services of nil and $0.2 million as of June 30, 2017 and December 31, 2016, respectively. The Company recorded nil and $0.1 million in the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.5 million in the three and six months ended June 30, 2016, respectively, for such platform services, which is included in Communication and technology in the condensed consolidated statements of operations.

In connection with the sale of the U.S.-domiciled accounts to Gain, Jefferies provided transaction services. Compensation for the services is equal to 3% of the gross proceeds. Compensation for such services, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations, was not material and $0.2 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, the amount payable to Jefferies, which is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition, was not material.

In April 2017, Australia entered into a trading relationship with Jefferies to provide FX pricing for the Company's clients. For the three and six months ended June 30, 2017, the Company recorded trading losses of $2.7 million which are included in Trading revenue in the condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, Due to broker, on the condensed consolidated statements of financial condition included $0.4 million and nil, respectively payable to Jefferies.

Jefferies held $6.9 million of principal of the Senior convertible notes as of both June 30, 2017 and December 31, 2016.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $1.3 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively, and are included in Liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

During the three and six months ended June 30, 2016, the Company received nil and $0.1 million, respectively, from FastMatch, an entity in which the Company owns a 34.5% equity interest (see Note 6), for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations. There were no such costs incurred nor any related amounts received from FastMatch during the three and six months ended June 30, 2017.

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. There was no activity under the exchange agreement during the six months ended June 30, 2017 or 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions - (continued)

Equity Distribution Agreement

Pursuant to the terms of the Equity Distribution Agreement (see Note 19), the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $15.0 million, through Jefferies as a sales agent. Jefferies will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as the Company’s sales agent under the Equity Distribution Agreement. For the three and six months ended June 30, 2017, no amount has been paid to Jefferies. The Company has agreed to reimburse a portion of the expenses that Jefferies incurs in connection with the offer and sale of the common stock. There were no reimbursements of such expenses recorded for the three and six months ended June 30, 2017.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings, including former members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $145.6 million as of both June 30, 2017 and December 31, 2016. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of June 30, 2017, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. There were no payments required to be made during the six months ended June 30, 2017 pursuant to the tax receivable agreement. During the six months ended June 30, 2016, a payment of $0.2 million was made pursuant to the tax receivable agreement for the 2014 tax year. The Corporation does not currently expect to make a payment for the 2016 and 2017 tax years.

Leucadia Transaction

Leucadia maintains a 49.9% equity interest in Group, the Company’s operating subsidiary, and has three directors on the board of directors of Group. The Chairman of the board of directors of Group is a managing director of Leucadia. See Note 14 for amounts related to the financing transaction with Leucadia that took place in January 2015 and subsequent amendments to the Credit Agreement in February 2017 and May 2017, as well as the various aspects of the restructuring transaction effective September 1, 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Net Capital Requirements

As described in Note 1, as a result of regulatory settlements reached with the CFTC and the NFA in February 2017, US has withdrawn from business in the U.S. and terminated its registrations with the CFTC and the NFA. Accordingly, US is no longer a regulated entity as of June 30, 2017.

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of June 30, 2017 and December 31, 2016, with amounts in millions:

	As of June 30, 2017
	UK LTD	Australia	Lucid LLP
Capital	$84.2	$12.9	$10.1
Minimum capital requirement	22.0	1.8	4.1
Excess capital	$62.2	$11.1	$6.0

	As of December 31, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$47.5	$83.4	$16.6	$10.2
Minimum capital requirement	33.3	22.0	1.1	4.2
Excess capital	$14.2	$61.4	$15.5	$6.0

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

Note 14. Leucadia Transaction

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

Note 14. Leucadia Transaction - (continued)

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

Third Amendment to Amended and Restated Credit Agreement

Leucadia consented to waive compliance with provisions in the Credit Agreement and the LLC Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of funds from Group to Holdings on occasion with respect to the payment of certain expenses associated with the restructuring of the Convertible Notes (not to exceed $5.0 million in the aggregate). The members of Group have also consented to waive compliance with provisions of the LLC Agreement regarding distributions (as defined in the LLC Agreement) to permit such payments. Additionally, Leucadia consented to waive compliance with the minimum fixed charge coverage ratio (as defined in the Credit Agreement) in order to permit Group to distribute the necessary funds to Holdings to make the interest payments due on the Convertible Notes. The above described consents and waivers are collectively referred to as the "Waiver".

In consideration for entering into the Waiver, the Company agreed to pay a fee to Leucadia each time a payment is made equal to the amount of such payment through an increase to the aggregate principal outstanding balance of the Credit Agreement. On May 12, 2017, Group, Holdings and Leucadia entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”), which amended the Amended and Restated Credit Agreement dated January 24, 2015, to effect this agreement. Through June 30, 2017, the Company paid $1.0 million of such fees. Pursuant to the Third Amendment, the aggregate principal outstanding balance of the Credit Agreement was increased by $1.0 million.

The Company concluded that the terms of the Credit Agreement, as amended by the Third Amendment, and the Credit Agreement dated January 24, 2015 are not substantially different. Accordingly, the Third Amendment is accounted for as a modification on a prospective basis pursuant to ASC 470. The $1.0 million waiver fee is reflected as additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended, using the effective interest method.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

that it would be repaid, compensation expense will be recorded for the estimated fair value of the award, recognized using the accelerated attribution method over the five-year requisite service period.

As of June 30, 2017, the fair value of the Management Incentive Plan was estimated at $27.4 million. As of June 30, 2017, the Company determined that it is not probable that the performance condition would be satisfied and, accordingly, has not recognized compensation expense related to the award for the three and six months ended June 30, 2017.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

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

As the economic substance of the instrument significantly changed when Leucadia received non-controlling membership units in Group, the Company concluded that the exchange of the Letter Agreement for the membership interest was an extinguishment of the Letter Agreement. Accordingly, the derivative liability resulting from the Letter Agreement was derecognized as of the date of the Restructuring Transaction. As of the date of the Restructuring Transaction, the estimated fair value of the derivative liability was $235.5 million, which was also the fair value of the non-controlling membership units in Group, resulting in no gain or loss recognized on the exchange. There is no Letter Agreement as of June 30, 2017 or December 31, 2016. The changes in the estimated fair value of the derivative liability for the three and six months ended June 30, 2016 resulted in gains of $128.2 million and $239.0 million, respectively, which were recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The Company considered the guidance in ASC 480 and determined that the non-controlling interest held by Leucadia falls within the scope of ASC 480 because it is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. The Company evaluates the probability of redemption at each reporting date. As of June 30, 2017, the Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable as the likelihood that the redemption feature will be triggered is not considered probable. Accordingly, subsequent adjustment of the Redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the Redeemable non-controlling interest to its estimated redemption value.

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

At the date of the Restructuring Transaction, the Redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Revised Waterfall to establish a carrying amount for the non-controlling interest at issuance on September 1, 2016 of $49.3 million (see Note 3). The share of the income or loss and other comprehensive income or loss of Group is allocated to the non-controlling member each reporting period based on the HLBV method. As of June 30, 2017 and December 31, 2016, the carrying amount of the Redeemable non-controlling interest on the condensed consolidated statements of financial condition was $27.0 million and $46.4 million, respectively.

Amended and Restated Credit Agreement

Other than the changes described above, the principal terms of the Amended and Restated Credit Agreement (“Credit Agreement”), dated January 24, 2015 remain unchanged. The Credit Agreement provides for a $300.0 million term loan made

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

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

The loan has an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter for so long as it is outstanding, but in no event exceeding 20.5% per annum (before giving effect to any applicable default rate). Beginning with the fourth quarter of 2016, the interest rate on the loan is 20.5%, which is fixed until maturity. Under certain circumstances, a default interest rate will apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable interest rate. The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments during the three and six months ended June 30, 2017.

The Credit Agreement required the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the term loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of June 30, 2017, the Company has paid $192.4 million of principal, of which $10.0 million was applied to the deferred financing fee.

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

The Company initially allocated the net proceeds of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. The initially recorded amounts for the Letter Agreement and the Credit Agreement were approximately $94.4 million and $184.6 million, respectively, net of an issuance fee of $21.0 million. The effective interest method is used to accrete the initial carrying value of the Credit Agreement liability to the par amount of the debt plus the $10.0 million deferred financing fee using an effective interest rate of 3.6% post-Third Amendment. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million, which is in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million which was recorded in the first quarter of 2015.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

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

As of June 30, 2017 and December 31, 2016, the fair value of the derivative liability resulting from the Credit Agreement was estimated at $4.7 million and $6.2 million, respectively, and is included in Credit Agreement — Related Party on the condensed consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The balance of the Credit Agreement, as amended, as of June 30, 2017 and December 31, 2016 was as follows, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Debt principal	$122,125	$154,509
Original issue discount	(3,173)	(7,857)
Deferred waiver fee — Second Amendment	(1,838)	—
Deferred waiver fee — Third Amendment	(1,010)	—
Discount — issuance fee	(596)	(1,276)
Deferred financing fee	(430)	(918)
Debt issuance costs	(53)	(114)
Embedded derivative — Mandatory prepayment provision	4,668	6,172
Debt — net carrying value	$119,693	$150,516

As of June 30, 2017, the Credit Agreement, as amended, is reflected in current liabilities on the condensed consolidated statements of financial condition based on its maturity date. As of December 31, 2016, the Credit Agreement, as amended, was included in non-current liabilities on the condensed consolidated statements of financial condition.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

Interest expense related to the Credit Agreement, as amended, included in Interest on borrowings in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, consists of the following, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest	$6,230	$8,406	$13,837	$16,092
Deferred interest	(528)	(967)	(1,627)	(1,210)
Amortization of original issue discount	1,507	8,762	4,684	17,070
Amortization of deferred waiver fee — Second Amendment	658	—	1,662	—
Amortization of deferred waiver fee — Third Amendment	27	—	27	—
Amortization of issuance fee discount	213	1,248	680	2,390
Amortization of deferred financing fee	153	898	488	1,720
Amortization of debt issuance costs	19	111	61	213
Total interest expense — Credit Agreement	$8,279	$18,458	$19,812	$36,275

The Company records deferred interest for the difference between the current period's contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair value of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Credit Agreement loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Subsequent to the date of the Restructuring Transaction, the discount is amortized over the remaining term of the amended Credit Agreement. Amortization of the issuance fee included in Interest on borrowings was $0.2 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

The deferred waiver fee related to the Second Amendment of $3.5 million incurred on February 22, 2017 is amortized using the effective interest method over the remaining term of the Credit Agreement, as amended. Amortization of the deferred waiver fee related to the Second Amendment included in Interest on borrowings was $0.7 million and $1.7 million for the three and six months ended June 30, 2017, respectively.

The deferred waiver fee related to the Third Amendment of $1.0 million incurred in the three and six months ended June 30, 2017 is amortized using the effective interest method over the remaining term of the Credit Agreement, as amended. Amortization of the deferred waiver fee related to the Third Amendment included in Interest on borrowings was not material for each of the three and six months ended June 30, 2017.

The Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair value of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and are amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred issuance costs are amortized over the remaining term of the Credit Agreement, as amended. Amortization of Credit Agreement issuance costs included in Interest on borrowings was not material and $0.1 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

The deferred financing fee of $10.0 million is amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred financing fee is amortized over the remaining term of the Credit Agreement, as amended. Amortization of the deferred financing fee included in Interest on borrowings was $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively. The deferred financing fee was paid on April 1, 2015.

Note 15. Debt

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

As described in Note 1 under "Financial Condition" the Corporation was notified by Nasdaq that it does not meet the requirements for continued listing under the Nasdaq Global Select Market. If the Corporation fails to satisfy the market listing requirements by October 31, 2017, the Corporation's common stock can be delisted, which constitutes a Fundamental Change as defined in the indenture governing the Convertible Notes. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest. Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes upon a failure to remain listed on the Nasdaq Global Select Market by October 31, 2017, the Convertible Notes are due to mature in June 2018. As of June 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent the restructuring of the debt, a sale of other assets or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. The Corporation is actively working with financial and legal advisers to explore refinancing alternatives for the Convertible Notes.

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

The Convertible Note Hedge Transaction and the Warrant Transaction have the effect of increasing the effective conversion price of the Convertible Notes to $212.40 per share. The cost of the Convertible Note Hedge Transaction and the proceeds from the Warrant Transaction was $29.1 million and $18.6 million, respectively. In accordance with ASC 815, the

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Debt - (continued)

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

The balances of the liability and equity components as of June 30, 2017 and December 31, 2016 were as follows, with amounts in thousands:

	As of
	June 30, 2017	December 31, 2016
Liability component — principal	$172,500	$172,500
Deferred bond discount	(6,236)	(9,355)
Deferred debt issuance costs	(1,115)	(1,720)
Liability component — net carrying value	$165,149	$161,425
Equity component	$29,101	$29,101

As of June 30, 2017, the Convertible Notes are reflected in current liabilities on the condensed consolidated statements of financial condition based on their maturity date. As of December 31, 2016, the Convertible Notes were included in non-current liabilities on the condensed consolidated statements of financial condition.

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated coupon rate	$970	$971	$1,940	$1,941
Amortization of deferred bond discount	1,563	1,471	3,119	2,935
Amortization of debt issuance cost	303	302	605	604
Total interest expense — Convertible Notes	$2,836	$2,744	$5,664	$5,480

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16. Commitments

Digital Advertising Agreement

In connection with the sale of the DailyFX business in October 2016, the Company entered into a three-year digital advertising agreement with FX Publications, Inc. The agreement provides for advertisements to be published on the DailyFX website in exchange for cash consideration payable by the Company in quarterly installments based on the number of leads (as defined in the agreement) generated by those advertisements (see Note 4). Until the website migration related to the sale was completed, the quarterly installment payable was approximately $0.7 million. However, as a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S. during the first quarter of 2017, the Company determined that it will no longer benefit from the digital advertising agreement, as it cannot advertise on the DailyFX website or benefit from leads. Consequently, the Company accounted for the remaining contract liability at the cease-use date in accordance with ASC 420 (see Note 22). In July 2017, the Company negotiated a termination of the digital advertising agreement that provides for a reduction in the quarterly fee over the remaining three-year term. Beginning August 1, 2017, the fee is $0.4 million which is payable on a quarterly basis until October 28, 2019.
As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. As of June 30, 2017 and December 31, 2016, the liability related to the advertising agreement was $4.1 million and $0.4 million, respectively. Of the $4.1 million recorded as of June 30, 2017, $2.0 million is included in Accounts payable and accrued expenses and $2.1 million is included in Other non-current liabilities on the condensed consolidated statements of financial condition. The entire amount recorded as of December 31, 2016 is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. A portion of the amount recorded as of June 30, 2017 ($3.9 million) is included as a component of the Company's restructuring costs (see Note 22). The Company recorded a favorable expense adjustment of $0.1 million for the three months ended June 30, 2017 and recognized total expense of $4.1 million for the six months ended June 30, 2017 related to the digital advertising agreement, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.
Note 17. Derivative Financial Instruments

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Derivative Financial Instruments - (continued)

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

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of June 30, 2017 and December 31, 2016. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of June 30, 2017
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
CFD contracts	Due from/Due to brokers(2)	$227	$20,151	$74	$17,703
Futures contracts	Due from/Due to brokers(2)	1,085	191,661	389	65,198
OTC options	Assets/liabilities held for sale(1)	2,417	167,573	1,104	223,641
Total derivatives, gross		$3,729	$379,385	$1,567	$306,542
Netting agreements and cash collateral netting		(1,567)		(1,567)
Total derivatives, net		$2,162		$—
____________________________________
(1) As of June 30, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations were $2.4 million and $1.1 million, respectively. These amounts are offset by netting agreements of $1.1 million and $1.1 million, respectively.
(2) As of June 30, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations were $1.3 million and $0.5 million, respectively. These amounts are offset by netting agreements of $0.5 million and $0.5 million, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Derivative Financial Instruments - (continued)

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
Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Exchange traded options(5)	$99	$737	$678	$11,091
CFD contracts(6)	(998)	(1,305)	(1,590)	(1,445)
Futures contracts(7)	(14,639)	(15,736)	(69,053)	(30,856)
OTC options(5)	5	(10)	60	2
Total	$(15,533)	$(16,314)	$(69,905)	$(21,208)
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in Income (loss) from continuing operations in the condensed consolidated statements of operations is $(16.0) million and $(72.1) million for the three and six months ended June 30, 2017, respectively, and $(17.7) million and $(25.3) million for the three and six months ended June 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
U.S. Treasury bills	$2,197	$—	$—	$—	$2,197
Derivative assets:
CFD contracts	—	227	—	—	227
Futures contracts	1,085	—	—	—	1,085
OTC options	—	2,417	—	—	2,417
Netting	—	—	—	(1,567)	(1,567)
Total derivative assets(1)	1,085	2,644	—	(1,567)	2,162
Total assets	$3,282	$2,644	$—	$(1,567)	$4,359

Financial Liabilities:
Customer account liabilities	$—	$352,292	$—	$—	$352,292
Derivative liabilities:
CFD contracts	—	74	—	—	74
Futures contracts	389	—	—	—	389
OTC options	—	1,104	—	—	1,104
Netting	—	—	—	(1,567)	(1,567)
Total derivative liabilities(1)	389	1,178	—	(1,567)	—
Mandatory Prepayment Provision — Credit Agreement	—	—	4,688	—	4,688
Total liabilities	$389	$353,470	$4,688	$(1,567)	$356,980

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

As of June 30, 2017, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $1.5 billion and $2.3 billion, respectively. The Company's total net notional value for open FX and CFD positions was $1.2 billion.

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
____________________________________
(1) Attributable to continuing and discontinued operations. See Note 17 for details of the classification of amounts on the condensed consolidated statements of financial condition.
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

Note 18. Fair Value Measurements - (continued)

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

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs include the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. A recovery rate of 52.8% was used in the valuation as of June 30, 2017, slightly lower than the recovery rate of 53.4% used as of December 31, 2016. The recovery rate is estimated using market observed long-term average recovery rates for debt instruments of similar seniority. The timing for the remaining businesses to be sold was estimated by management and ranged within the third and fourth quarters of 2017.

The derivative liability resulting from the mandatory prepayment provision, included in the Credit Agreement on the condensed consolidated statements of financial condition, is marked to market at each reporting date and changes in the fair value are recorded through earnings in the condensed consolidated statements of operations as gains or losses resulting from the Credit Agreement. The valuation techniques used are sensitive to certain key assumptions. For example, a 5.0% increase (decrease) in the market price of the Senior convertible notes would result in a decrease of approximately $0.7 million (increase of approximately $0.7 million) in this valuation, assuming no other change in any other factors considered.

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of June 30, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$104	$104	$—	$104	$—
Due from brokers — excess cash collateral(5)	5,212	5,212	—	5,212	—
Exchange memberships(5)	3,664	3,960	—	3,960	—
Total assets	$8,980	$9,276	$—	$9,276	$—

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$1,784	$1,784	$—	$1,784	$—
Senior convertible notes	165,149	72,450	—	72,450	—
Credit Agreement	119,693	103,658	—	—	103,658
Total liabilities	$286,626	$177,892	$—	$74,234	$103,658

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$1,600	$1,600	$—	$1,600	$—
Due from brokers — excess cash collateral(5)	12,229	12,229	—	12,229	—
Exchange memberships(5)	9,434	10,190	—	10,190	—
Total assets	$23,263	$24,019	$—	$24,019	$—

Financial Liabilities:
Due to brokers — unsettled spot FX(4)	$425	$425	$—	$425	$—
Senior convertible notes	161,425	94,875	—	94,875	—
Credit Agreement	150,516	148,813	—	—	148,813
Total liabilities	$312,366	$244,113	$—	$95,300	$148,813
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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three and six months ended June 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended June 30, 2017
	Balance as of March 31, 2017	Net Unrealized (Gain) Loss	Addition/ (Reversal)	Balance as of June 30, 2017
Mandatory Prepayment Provision — Credit Agreement	$6,722	$(2,054)	$—	$4,668
Total Level 3 liabilities	$6,722	$(2,054)	$—	$4,668

	Six Months Ended June 30, 2017
	Balance as of December 31, 2016	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of June 30, 2017
Mandatory Prepayment Provision — Credit Agreement	$6,172	$(1,504)	$—	$4,668
Total Level 3 liabilities	$6,172	$(1,504)	$—	$4,668

	Three Months Ended June 30, 2016
	Balance as of March 31, 2016	Net Unrealized (Gain) Loss	Addition/ (Reversal)	Balance as of June 30, 2016
Letter Agreement	$337,627	$(128,169)	$—	$209,458
Mandatory Prepayment Provision — Credit Agreement	—	—	11,640	11,640
Total Level 3 liabilities	$337,627	$(128,169)	$11,640	$221,098

	Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of June 30, 2016
Letter Agreement	$448,458	$(239,000)	$—	$209,458
Mandatory Prepayment Provision — Credit Agreement	—	—	11,640	11,640
Total Level 3 liabilities	$448,458	$(239,000)	$11,640	$221,098

The net unrealized gains and losses summarized in the tables above relate to the changes in the fair values of the derivative liabilities associated with the mandatory prepayment provision of the Credit Agreement and the Letter Agreement (prior to its termination on September 1, 2016) for the three and six months ended June 30, 2017 and 2016 and are included in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

Note 19. Stockholders' Equity

Amended Stockholder Rights Plan

In January 2016, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) which amended the Company’s original Rights Agreement (the “Original Rights Agreement”) dated January 29, 2015. In connection with the adoption of the Original Rights Agreement, the Corporation's Board of Directors declared a dividend distribution of one right on each outstanding share of the Corporation's Class A common stock. The Original Rights

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19. Stockholders' Equity - (continued)

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

As of June 30, 2017, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

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

Note 20. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings, whose income is included in Net income (loss) attributable to non-controlling interest in Global

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 20. Income Taxes - (continued)

Brokerage Holdings, LLC, and Leucadia, whose income is included in Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company's effective tax rate was (12.3)% for the three months ended June 30, 2017 compared to (0.5)% for the three months ended June 30, 2016. The Company's effective tax rate was (1.7)% for the six months ended June 30, 2017 compared to 0.1% for the six months ended June 30, 2016. The effective tax rates for the three and six months ended June 30, 2017 are predominantly the result of recording a valuation allowance against the tax benefit that results from the losses for these periods and recording a tax provision on certain of the Company's foreign subsidiaries. The effective tax rates for the three and six months ended June 30, 2016 are predominantly the result of reversing a valuation allowance against the tax that results from the income generated during these periods.

During the six months ended June 30, 2017, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2012. As of June 30, 2017, the Company’s tax years for 2013, 2014 and 2015 are subject to examination by the tax authorities. Currently, the Company and Holdings’ 2013 U.S. Federal tax returns are under examination along with the Company’s 2013 and 2014 New York State tax returns. Additionally, several of the Company’s U.K. subsidiaries are under examination for the 2012 and 2015 tax years.
Note 21. Litigation

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to an arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The settlement was recorded in earnings as a component of General and administrative expense in the three and six months ended June 30, 2016.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the SNB discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Litigation - (continued)

undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC. The funds were placed into escrow on February 8, 2017, and the Company recorded a charge to earnings of $0.7 million as a component of Income (loss) from discontinued operations, net in the fourth quarter of 2016.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. On February 28, 2017, plaintiffs filed a motion in the district court to alter the final judgment and allow them the opportunity to file an amended complaint to add new facts they contended were relevant to the matter, but did not become known until after the district court’s final judgment and their appeal filing. On July 27, 2017, while not ruling on the merits of plaintiffs’ appeal, the Second Circuit vacated the lower court’s judgment and remanded the case back to the district court to decide whether to allow plaintiffs the opportunity to amend the complaint. On July 28, 2017, the district court entered an order permitting the plaintiffs to file an amended complaint by August 28, 2017. The Company intends to move for dismissal of the amended complaint and to vigorously defend itself in this matter.

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

In response to the Company’s announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., the Board, and certain officers of

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Litigation - (continued)

the Company in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. On June 19, 2017, lead counsel filed a consolidated amended complaint on behalf of the class. On August 3, 2017, the Company and individual defendants filed a motion to strike and dismiss the consolidated amended complaint. In addition, a related shareholder derivative action has been filed against the board of directors of the Company in the same court alleging a violation of the federal securities laws. This shareholder derivative action was stayed on April 27, 2017, pending dismissal or discovery in the aforementioned related securities class action. The Company intends to vigorously defend against the claims asserted in these actions.

Also, on April 14, 2017, a customer of US filed a class action on behalf of customers who traded on the No Dealing Desk platform during the 2010-2016 period and alleges that such customers were harmed as a result of the Company’s relationship and use of Effex Capital, LLC ("Effex") as a liquidity provider. The class action was filed in the U.S. District Court for the Southern District of New York and alleges, among other things, breach of contract and breach of fiduciary duty by US and other related claims against the Company, Holdings, Dror Niv, William Ahdout, and Effex and its principal. On August 3, 2017, the district court entered an order staying the matter with respect to the claims against the Company, Holdings, Dror Niv and William Ahdout pending resolution of an individual arbitration proceeding by the customer. A similar class action asserting substantially the same claims was filed by another customer on June 21, 2017. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them by these customers.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.3 million as of June 30, 2017.

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

Note 22. Restructuring Plan

In the first quarter of 2017, the Company implemented a restructuring plan as a result of its withdrawal from business in the U.S. pursuant to the regulatory settlements described in Note 1. The restructuring plan provided for a workforce reduction of approximately 170 employees, which represents 22% of the global workforce. The majority of the affected employees completed service through the required notice period in April 2017. During the three and six months ended June 30, 2017, the Company incurred total restructuring charges of $0.2 million and $8.6 million, respectively, consisting of severance costs for terminated employees, contract termination costs (described further below), and facilities costs (described further below), which are included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

As a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S., the Company determined that the digital advertising agreement with FX Publications, Inc. (see Note 4) represents a contract with no future benefits, as the Company can no longer advertise on the DailyFX website or benefit from leads. Consequently, in accordance with ASC 420, the Company recognized a liability for the fair value of the remaining payments due under the agreement at the point the Company ceased to utilize the services. In July 2017, the Company negotiated a termination of the digital advertising agreement that provides for a reduction in the quarterly fee over the remaining three-year term. As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. The Company recorded a favorable expense adjustment of $0.1 million for the three months ended June 30, 2017 and recognized total expense of $4.1 million ($3.9 million of which are restructuring costs) for the six months ended June 30, 2017 related to the digital advertising

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 22. Restructuring Plan - (continued)

agreement, which is included in Income (loss) from discontinued operations, net in the condensed consolidated statements of operations.

In conjunction with the restructuring plan, the Company vacated its San Francisco office in May 2017. The lease for the office has a remaining term of approximately two years. The Company determined that this operating lease represents a contract with no future benefits. In accordance with ASC 420, the Company determined that a cease use date was reached when the office was vacated in May 2017 and accordingly recorded a liability at that date for the remaining lease rentals, adjusted for the remaining deferred rent, and reduced by an estimate of sublease rentals. The Company recorded a charge of $0.2 million for the three and six months ended June 30, 2017, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations. The Company is currently in negotiations to sublease the space.

The Company expects to vacate or sublease certain other leased offices in the U.S. as a result of the restructuring. Future lease payments related to those offices will be paid over the respective remaining lease terms. No costs related to those leases have been incurred as of June 30, 2017.

A summary of the restructuring liability by major type of cost for the six months ended June 30, 2017 is as follows, with amounts in thousands:

	Severance	Contract Termination Costs	Facilities Costs	Total
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring charges	4,545	4,000	155	8,700
Change in estimate	—	300	—	300
Cash payments	(4,385)	—	(21)	(4,406)
Other activity	—	(380)	42	(338)
Balance as of June 30, 2017	$160	$3,920	$176	$4,256

Of the total restructuring liability of $4.3 million as of June 30, 2017, $2.2 million is classified as a current liability within Accounts Payable and accrued expenses and $2.1 million is classified as a non-current liability within Other liabilities on the condensed consolidated statements of financial condition.

Restructuring charges by major type of cost incurred during the three and six months ended June 30, 2017, included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations, are as follows, with amounts in thousands:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Total Charges to Date	Total Expected Charges
Severance costs	$160	$4,545	$4,545	$4,599
Contract termination costs	(80)	3,920	3,920	4,300
Facilities costs	155	155	155	186
Total	$235	$8,620	$8,620	$9,085

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

On February 6, 2017, we announced simultaneous regulatory settlements with the National Futures Association ("NFA") and the Commodity Futures Trading Commission ("CFTC") against our U.S. subsidiary, Forex Capital Markets LLC, Holdings and certain of our principals (the “Respondents”). The NFA settlement had no monetary fine, and the CFTC settlement had a $7.0 million fine imposed jointly and severally against the Respondents, which we paid on February 16, 2017. Pursuant to the regulatory settlement agreements, we withdrew from business in the U.S. and terminated our registrations with the CFTC and the NFA during the first quarter of 2017. Additionally, we sold substantially all of our U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”) in an asset sale transaction that closed on February 24, 2017. Under the terms of the related asset purchase agreement, Gain will pay proceeds to us on a per account basis for each acquired account that opens at least one new trade during the first 153 calendar days following the closing date (see Note 4, “Dispositions” in the Notes to Condensed Consolidated Financial Statements for more information).

In connection with our withdrawal from business in the U.S. pursuant to the regulatory settlements described above, we implemented a restructuring plan during the first quarter of 2017 that included the termination of approximately 170 employees, which represents approximately 22% of our global workforce. We are also implementing and exploring other cost reduction strategies including reduced reliance on contract services and the sublease of office space (see Note 22, “Restructuring Plan” in the Notes to Condensed Consolidated Financial Statements for more information).

Our near term objectives:

•	Repayment of the balance of the term loan with Leucadia National Corporation ("Leucadia") (see Events of January 15 and 16, 2015 below):

◦
With proceeds from the sale of our U.S.-domiciled customer accounts to Gain and capital freed up after terminating our U.S. registrations, we repaid $36.9 million of principal on the term loan in the first half of 2017. Subsequent to second quarter-end, we repaid an additional $9.1 million, including $4.9 million of capital freed up from terminating our U.S. registrations, $4.0 million from the second installment received in connection with the sale of DailyFX, and $0.2 million of additional proceeds received from Gain for the U.S. accounts. The remaining term loan balance is $113.5 million as of the date of this filing.

◦
Target further reduction of the Leucadia debt through non-core asset sales. On May 23, 2017, we announced that we entered into a definitive agreement to sell our equity interest in FastMatch for a purchase price of approximately $55.6 million, with a portion held in escrow and subject to certain future adjustments, including a share of a $10.0 million earnout if certain performance targets of FastMatch are met. The transaction is subject to customary closing conditions and expected to close in the third quarter of 2017.

◦	The remaining non-core assets to be sold include our investments in Lucid Markets Trading Limited ("Lucid") and V3 Markets, LLC ("V3"). We are in active sales processes for these assets.

•	Focus on products and services that appeal to our European and Asia Pacific clients and continue to make enhancements to our customers' overall trading experience.

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

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016. The daily JPMorgan Global FX Volatility was 8.1 for the second quarter of 2017, compared to 11.1 in the second quarter of 2016. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank ("SNB") discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for more information).

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

Restructuring of the Leucadia Financing

On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018.

•	We have the ability to defer any three of the remaining interest payments.

•
On February 22, 2017, FXCM Group, LLC (f/k/a FXCM Newco, LLC), Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

•
On May 12, 2017, FXCM Group, LLC, Holdings and Leucadia entered into a Third Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement will be increased by the amount of certain expense payments associated with the restructuring of the Convertible Notes (not to exceed $5.0 million in the aggregate) in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments, distributions and compliance with the minimum fixed charge coverage ratio.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are reflected in the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement").

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC ("Group").

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day-to-day operations of Group and its subsidiaries.

•
On February 2, 2017, the Management Agreement was amended to provide that the Management Agreement may be terminated by a vote of at least three members of the Group Board after the occurrence of certain events including a change of control.

Management Incentive Plan

•	Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), which is a long-term plan with five-year vesting.

•	Distributions under the plan are only made after the principal and interest under the Credit Agreement have been repaid.

•	Distributions will range from 10% to 14% of distributions made by Group.

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

For additional information, see Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements.

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

At the time of our initial public offering and thereafter, we have periodically granted awards of stock options to purchase shares of our Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. We recorded stock-based compensation expense related to stock options of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively. The LTIP also provides for other stock-based awards ("Other Equity Awards") that may be granted by our Executive Compensation Committee. In December 2014, we granted Restricted Stock Units ("RSUs") to employees. We recorded stock-based compensation expense related to RSUs of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. We did not incur any expense for Other Equity Awards for the three and six months ended June 30, 2017 or 2016.

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

•
Regulatory fees — consisting primarily of fees from regulators overseeing our businesses which are largely tied to our overall trading revenues. Regulatory fees also includes fines imposed by regulators from time to time and restitution;

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

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million in the first quarter of 2015. On September 1, 2016, the Letter Agreement was terminated and the material terms are reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $49.3 million, which represented the amount that Leucadia would have received assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Revised Waterfall at that date. The change in the fair value of the Letter Agreement until it was terminated is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. (See Note 3, "Non-Controlling Interests" and Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of June 30, 2017 and December 31, 2016, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at $4.7 million and $6.2 million, respectively, and is included in Credit Agreement on the condensed consolidated statements of financial condition. The change in the fair value of the derivative liability associated with the mandatory prepayment provisions is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreement in the condensed consolidated statements of operations. (See Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Leucadia Credit Agreement, and the Convertible Notes (See Note 15, "Debt" in the Notes to Condensed Consolidated Financial Statements for more information).

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

As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Leucadia Credit Agreement. The retail businesses are FXCM Asia Limited (“HK”), FXCM Japan Securities Co., Ltd. (“Japan”), and the equity business of FXCM Securities Limited (“FSL”). The institutional businesses are Faros Trading LLC ("Faros"), Lucid Markets Trading Limited, V3 Markets, LLC, and our equity interest in FastMatch, Inc. During 2015, we completed the sales of Japan, Faros, HK, and the equity trading business of FSL. We evaluated the criteria for reporting the results of operations for the remaining businesses to be sold as discontinued operations and determined that the dispositions qualify for treatment as discontinued operations. As such, the results of operations for Lucid Markets Trading Limited, V3 Markets, LLC, and our equity interest in FastMatch, Inc. are reported in Income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations for each period presented.

Tax expense for discontinued operations is primarily driven by the recognition of tax benefit associated with the generation of net operating loss and the write down of the deferred tax liability associated with the goodwill of Lucid Markets LLP (“Lucid LLP”), offset by the establishment of a valuation allowance on the net deferred tax assets of Lucid. Lucid LLP is a limited liability partnership treated as a partnership for income tax purposes. As a result, Lucid LLP’s income is not subject to U.K. corporate income tax because the income is attributable to its members. Therefore, Lucid’s tax provision is solely based on the portion of its income attributable to its managing member, Lucid Markets Trading Limited, which is a U.K. corporation subject to U.K. corporate income tax, and excludes the income attributable to other members of Lucid LLP.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In thousands)
Revenues
Trading revenue	$48,734	$54,698	$93,879	$113,572
Interest income	503	311	889	646
Brokerage interest expense	(184)	(229)	(401)	(427)
Net interest revenue	319	82	488	219
Other income	328	1,196	878	2,579
Total net revenues	49,381	55,976	95,245	116,370
Operating Expenses
Compensation and benefits	14,276	19,407	27,597	39,012
Referring broker fees	5,906	8,079	13,267	17,829
Advertising and marketing	3,984	3,056	7,627	6,586
Communication and technology	5,559	6,208	11,533	13,443
Trading costs, prime brokerage and clearing fees	854	625	1,515	1,266
General and administrative	11,624	19,539	21,590	31,247
Depreciation and amortization	5,127	6,026	10,345	12,323
Goodwill impairment loss	—	—	23,917	—
Total operating expenses	47,330	62,940	117,391	121,706
Operating income (loss)	2,051	(6,964)	(22,146)	(5,336)
Other Expense (Income)
Gain on derivative liabilities — Letter & Credit Agreements	(2,054)	(116,529)	(1,504)	(227,360)
(Income) loss on equity method investments, net	(170)	149	(170)	338
Interest on borrowings	11,115	21,202	25,476	41,755
(Loss) income from continuing operations before income taxes	(6,840)	88,214	(45,948)	179,931
Income tax provision (benefit)	844	(443)	761	124
(Loss) income from continuing operations	(7,684)	88,657	(46,709)	179,807
Loss from discontinued operations, net of tax	(1,052)	(154)	(28,751)	(32,128)
Net (loss) income	(8,736)	88,503	(75,460)	147,679
Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC	(1,161)	28,452	(11,345)	51,904
Net loss attributable to redeemable non-controlling interest in FXCM Group, LLC	(3,586)	—	(20,357)	—
Net loss attributable to other non-controlling interests	(538)	(350)	(10,379)	(14,361)
Net (loss) income attributable to Global Brokerage, Inc.	$(3,451)	$60,401	$(33,379)	$110,136

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer equity (in millions)	$352	$423	$352	$423
Tradeable accounts	109,829	115,982	109,829	115,982
Active accounts	125,285	133,412	125,285	133,412
Daily average trades — retail customers	340,478	506,566	383,620	531,722
Daily average trades per active account	2.7	3.8	3.1	4.0
Total retail trading volume(1) (billions)	$612	$841	$1,292	$1,758
Retail trading revenue per million traded(1)	$80	$65	$73	$65
Average retail customer trading volume per day(1) (billions)	$9.4	$12.9	$10.0	$13.6
Trading days	65	65	129	129

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended June 30, 2017

Highlights — Continuing Operations

Total retail trading volumes decreased by $229.0 billion, or 27%, to $612.0 billion for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The daily JPMorgan Global FX Volatility was 8.1 for the second quarter of 2017, compared to 11.1 in the second quarter of 2016. Volatility is at the lowest level in the past two years. Within the respective quarters, the volatility was as low as 7.3 in the three months ended June 30, 2017 and as high as 12.8 in the three months ended June 30, 2016. Retail trading revenue per million traded increased 23% to $80 per million, reflecting a higher proportion of revenue from CFDs. The number of total active retail customer accounts at June 30, 2017 was 125,285, a decrease of 6% from June 30, 2016, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue decreased by $6.0 million, or 11%, to $48.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Revenues from CFDs, FX spread and commissions were all lower as a result of the decreased trading volume. Only revenue from dealing desk execution was higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. In spite of the lower volumes, we had higher revenue per million, primarily due to dealing desk execution and CFDs.

Net interest revenue of $0.3 million for the three months ended June 30, 2017 was $0.2 million higher than net interest revenue for the three months ended June 30, 2016 primarily due to higher interest on cash held.

Other income of $0.3 million for the three months ended June 30, 2017 primarily consists of $0.2 million of service fees related to post-sale services provided to the buyers of HK and DailyFX and $0.1 million of ancillary fees. Other income of $1.2 million for three months ended June 30, 2016 primarily consists of $1.1 million of service fees related to post-sale services provided to the buyers of Japan, HK and the equity trading business of FSL and $0.1 million of ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $5.1 million, or 26%, to $14.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was largely due to lower variable compensation expense of $5.6 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. These compensation plans are no longer in effect for 2017. In addition to the decrease in variable compensation expense, stock-based compensation expense was lower by $0.1 million, largely due to the full vesting of stock grants. These amounts were partially offset by higher salary and benefit expense of $1.1 million, primarily due to lower capitalization of compensation costs for software development.

Referring broker fees decreased $2.2 million, or 27%, to $5.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in referring broker fees is related to the lower trading volumes, and a decline in indirect trading volume.

Advertising and marketing expense increased $0.9 million, or 30%, to $4.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We increased spend in the Asia Pacific market in 2017.

Communication and technology expense decreased $0.6 million, or 10%, to $5.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease is primarily attributable to $0.4 million of lower computer consulting and platform services costs and $0.2 million of lower communication costs.

Trading costs, prime brokerage and clearing fees increased 37% to $0.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The net increase is primarily attributable to clearing fees.

General and administrative expense decreased $7.9 million, or 41%, to $11.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease of $7.9 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven in the three months ended June 30, 2016; (ii) $0.5 million to forgive customer debit balances in the three months ended June 30, 2016; (iii) $0.4 million of lower local taxes; (iv) $0.2 million of lower UK regulatory fees; (v) $0.1 million of lower bank fees and (vi) $0.4 million of lower administrative expenses as a result of the cost reduction efforts, partially offset by higher professional fees of $1.4 million and a charge of $0.5 million for client adjustments related to various trading platform issues.

Depreciation and amortization expense decreased $0.9 million, or 15%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Amortization expense related to intangibles acquired from customer account acquisitions decreased $0.6 million. Depreciation expense decreased $0.3 million related to fully depreciated assets.

Non-operating expenses

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was nil for the three months ended June 30, 2017 as a result of the termination and a gain of $128.2 million for the three months ended June 30, 2016, which reflected a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation.

The derivative liability related to the Credit Agreement was initially recorded at June 30, 2016 at a fair value of $11.6 million as a result of a decline in the fair value of the Credit Agreement below par. The fair value of the derivative liability related to the Credit Agreement declined to $4.7 million at June 30, 2017 from $6.7 million at March 31, 2017 due to an increase in the fair value of the Credit Agreement, representing a gain of $2.0 million for the three months ended June 30, 2017.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended June 30,
	2017	2016

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$6,230	$8,406
Convertible Notes	970	971
Deferred interest expense
Leucadia Credit Agreement	(528)	(967)
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	1,507	8,762
Leucadia Credit Agreement issuance fee discount	213	1,248
Leucadia Credit Agreement waiver fee discount — Second Amendment	658	—
Leucadia Credit Agreement waiver fee discount — Third Amendment	27	—
Convertible Notes	1,563	1,471
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	153	898
Leucadia Credit Agreement debt acquisition costs	19	111
Convertible Notes	303	302
Total Interest on borrowings	$11,115	$21,202

A significant portion of our Interest on borrowings relates to the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were initially allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term.

In February 2017, we entered into a Second Amendment to the Credit agreement pursuant to which Leucadia consented to waive certain restrictions regarding distributions and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia in the amount of $3.5 million. The $3.5 million was added to the loan balance and is treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. In May 2017, we entered into a Third Amendment to the Credit Agreement pursuant to which Leucadia consented to waive certain restrictions regarding distributions related to expense payments associated with the restructuring of the Convertible Notes and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia equal to the amount of the expense payments (not to exceed $5.0 million in the aggregate). Through June 30, 2017, we incurred $1.0 million in fees related to this waiver which was added to the loan balance and is treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. (See Note 14, “Leucadia Transaction” in the Notes to Condensed Consolidated Financial Statements for more information.)

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in Interest on borrowings of $10.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily due to lower contractual interest on the Credit Agreement and lower amortization of original issue discount, issuance fee discount, and debt issuance costs on the Credit Agreement, primarily due to payments on the loan and the restructuring of the debt which extended the amortization period.

Income Taxes

	Three Months Ended June 30,
	2017	2016

	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(6,840)	$88,214
Income tax provision (benefit)	$844	$(443)
Effective tax rate	(12.3)%	(0.5)%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings' income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations.

The effective tax rates reflect the proportion of income recognized by Global Brokerage, Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $1.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The tax provision for the three months ended June 30, 2017 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on their use. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. Since the quarter ended March 31, 2015, our quarterly tax provisions have been principally driven by the establishment or reversal of valuation allowance depending on the book income for the quarter. This continued to be the case for the quarter ended June 30, 2017.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $1.1 million for the three months ended June 30, 2017 compared to a loss of $0.2 million for the three months ended June 30, 2016. The loss for the three months ended June 30, 2017 is primarily due to (i) operating losses of $2.4 million from the entities included in discontinued operations, primarily related to the U.S. operation which was transferred to discontinued operations in the six months ended June 30, 2017 as a result of the sale of the U.S.-domiciled accounts and the termination of our registrations in the U.S.; (ii) severance costs of $0.1 million related to the restructuring; (iii) a reserve of $0.1 million for potential regulatory fines related to the events of January 15, 2015 for HK, partially offset by (iv) a gain of $0.8 million related to the sale of the U.S.-domiciled accounts to Gain; (v) profit of $0.5 million from our equity method investment in FastMatch and (vi) and adjustment of $0.1 million to restructuring charges related to a contract with no future benefits (see Note 22, "Restructuring Plan" in the Notes to Condensed Consolidated Financial Statements for more information).

Loss from discontinued operations, net of tax was $0.2 million for the three months ended June 30, 2016. The loss for the three months ended June 30, 2016 is primarily due to recording a loss on classification as held for sale of $0.5 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets and a reserve of $0.5 million for potential regulatory penalties related to pre-August 2010 trade execution practices of HK, partially offset by net profits from the remaining discontinued operations of $0.8 million.

Six months ended June 30, 2017

Highlights — Continuing Operations

Total retail trading volumes decreased $466.0 billion, or 27%, to $1,292.0 billion for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in volume compared to the prior year period is primarily due to lower FX volatility in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Retail trading revenue per million traded increased 12% to $73 per million, reflecting a higher proportion of revenue from CFDs. The number of total active retail customer accounts at June 30, 2017 was 125,285, a decrease of 6% from June 30, 2016, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue decreased by $19.7 million, or 17%, to $93.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Revenues from CFDs, dealing desk execution, FX spread and commissions were all lower as a result of the decreased trading volume. In spite of the lower volumes, we had higher revenue per million, primarily due to CFDs.

Net interest revenue of $0.5 million for the six months ended June 30, 2017 was $0.3 million higher than net interest revenue for the six months ended June 30, 2016 primarily due to higher interest on cash held.

Other income of $0.9 million for the six months ended June 30, 2017 primarily consists of $0.6 million of service fees related to post-sale services provided to the buyers of HK and DailyFX and $0.3 million of ancillary fees. Other income of $2.6 million for the six months ended June 30, 2016 primarily consists of $2.3 million of service fees related to post-sale services provided to the buyers of Japan, HK and the equity trading business of FSL, $0.1 million of service fees from FastMatch and $0.2 million of ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $11.4 million, or 29%, to $27.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was largely due to lower variable compensation expense of $12.6 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. These compensation plans are no longer in effect for 2017. In addition to the decrease in variable compensation expense, the six months ended June 30, 2016 included a charge of $0.4 million to write-off employee advances. Further, stock-based compensation expense was lower by $0.2 million in the six months ended June 30, 2017, largely due to the full vesting of stock grants. These amounts were partially offset by higher salary and benefit expense of $1.9 million, primarily due to lower capitalization of compensation costs for software development.

Referring broker fees decreased $4.6 million, or 26%, to $13.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in referring broker fees is related to the lower trading volumes and a decline in indirect trading volume.

Advertising and marketing expense increased $1.0 million, or 16%, to $7.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We increased spending in the Asia Pacific market in 2017.

Communication and technology expense decreased $1.9 million, or 14%, to $11.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is primarily attributable to $1.4 million of lower computer consulting and platform services costs, $0.5 million of lower communication costs and $0.2 million of lower hardware/software licensing and maintenance costs, partially offset by $0.2 million of higher market data fees.

Trading costs, prime brokerage and clearing fees increased 20% to $1.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The net increase is primarily attributable to clearing fees.

General and administrative expense decreased $9.7 million, or 31%, to $21.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease of $9.7 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven in the six months ended June 30, 2016; (ii) $0.8 million of lower local taxes; (iii) $0.7 million of lower UK regulatory fees; (iv) an insurance recovery of $0.5 million for costs incurred related to the events of January 15, 2015; (v) $0.5 million to forgive customer debit balances in the three months ended June 30,

2016; (vi) $0.2 million of lower bank fees; (vii) $0.2 million of lower travel costs and (viii) $0.5 million of lower administrative expenses as a result of the cost reduction efforts, partially offset by higher professional fees of $0.8 million and charges of $1.1 million to reserve for restitution related to trade execution practices prior to August 2010 and client adjustments related to various trading platform issues.

Depreciation and amortization expense decreased $2.0 million, or 16%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Amortization expense related to intangibles acquired from customer account acquisitions decreased $1.2 million. Depreciation expense decreased $0.8 million related to fully depreciated assets.

Goodwill impairment loss was $23.9 million for the six months ended June 30, 2017. As a result of the regulatory settlement announced in February 2017 and the termination of our U.S. business, we performed an interim impairment evaluation of goodwill as of March 31, 2017. This evaluation resulted in the recording of goodwill impairment losses of $23.9 million (see Note 7, "Goodwill" in the Notes to Condensed Consolidated Financial Statements for more information). There was no goodwill impairment loss for the six months ended June 30, 2016.

Non-operating expenses

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was nil for the six months ended June 30, 2017 as a result of the termination and a gain of $239.0 million for the six months ended June 30, 2016, which reflected a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation.

The derivative liability related to the Credit Agreement was initially recorded at June 30, 2016 at a fair value of $11.6 million as a result of a decline in the fair value of the Credit Agreement below par. The fair value of the derivative liability related to the Credit Agreement declined to $4.7 million at June 30, 2017 from $6.2 million at December 31, 2016 representing a gain of $1.5 million for the six months ended June 30, 2017.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Contractual interest expense
Leucadia Credit Agreement	$13,837	$16,092
Convertible Notes	1,940	1,941
Deferred interest expense
Leucadia Credit Agreement	(1,627)	(1,210)
Amortization of Debt Discount
Leucadia Credit Agreement original issue discount	4,684	17,070
Leucadia Credit Agreement issuance fee discount	680	2,390
Leucadia Credit Agreement waiver fee discount — Second Amendment	1,662	—
Leucadia Credit Agreement waiver fee discount — Third Amendment	27	—
Convertible Notes	3,119	2,935
Amortization of Debt Issuance Costs
Leucadia Credit Agreement deferred financing fee	488	1,720
Leucadia Credit Agreement debt acquisition costs	61	213
Convertible Notes	605	604
Total Interest on borrowings	$25,476	$41,755

A significant portion of our Interest on borrowings relates to the Leucadia Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The Leucadia borrowing proceeds were initially allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term.

In February 2017, we entered into a Second Amendment to the Credit agreement pursuant to which Leucadia consented to waive certain restrictions regarding distributions and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia in the amount of $3.5 million. The $3.5 million was added to the loan balance and is treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. In May 2017, we entered into a Third Amendment to the Credit Agreement pursuant to which Leucadia consented to waive certain restrictions regarding distributions related to expense payments associated with the restructuring of the Convertible Notes and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia equal to the amount of the expense payments (not to exceed $5.0 million in the aggregate). Through June 30, 2017, we incurred $1.0 million in fees related to this waiver which was added to the loan balance and is treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. (See Note 14, “Leucadia Transaction” in the Notes to Condensed Consolidated Financial Statements for more information.)

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in Interest on borrowings of $16.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to lower contractual interest on the Credit Agreement and lower amortization of original issue discount, issuance fee discount, and debt issuance costs on the Credit Agreement, primarily due to payments on the loan and the restructuring of the debt which extended the amortization period.

Income Taxes

	Six Months Ended June 30,
	2017	2016

	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(45,948)	$179,931
Income tax provision	$761	$124
Effective tax rate	(1.7)%	0.1%

Our top-tier subsidiary, Holdings, is a limited liability company that is treated as a partnership for U.S. federal, state, and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income is subject to U.S. federal nor most state income tax because the income is attributable to its members. Accordingly, our U.S. tax provision is solely based on the portion of Holdings' income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings and Group whose income is included in Net (loss) income attributable to non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations.

The effective tax rates reflect the proportion of income recognized by Global Brokerage, Inc. taxed at the U.S. marginal corporate income tax rate of 34% and the proportion of income recognized by each of our international subsidiaries subject to tax at their respective local jurisdiction tax rates unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Our income tax provision increased $0.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The tax provision for the six months ended June 30, 2017 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on their use. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. Since the quarter ended March 31, 2015, our quarterly tax provisions have been principally driven by the establishment or reversal of valuation allowance depending on the book income for the quarter. This continued to be the case for the six months ended June 30, 2017.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax was $28.8 million for the six months ended June 30, 2017 compared to a loss of $32.1 million for the six months ended June 30, 2016. The loss for the six months ended June 30, 2017 is primarily due to (i) recording a loss on classification as held for sale of $20.4 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets; (ii) restructuring charges of $3.9 million related to a contract with no future benefits (see Note 22, "Restructuring Plan" in the Notes to Condensed Consolidated Financial Statements for more information); (iii) severance costs of $4.5 million related to the restructuring; (iv) a reserve of $0.4 million for potential regulatory fines related to the events of January 15, 2015 for HK, partially offset by (v) a gain of $5.2 million related to the sale of the U.S.-domiciled accounts to Gain; (vi) a gain of $0.8 million related to the sale of ownership interests and shares in CME Group Inc. and (vii) profit of $1.0 million from our equity method investment in FastMatch. The remaining loss of $6.6 million represents operating losses from the entities included in discontinued operations, primarily related to the U.S. operation which was transferred to discontinued operations in the six months ended June 30, 2017 as a result of the sale of the U.S.-domiciled accounts and the termination of our registrations in the U.S.

Loss from discontinued operations, net of tax was $32.1 million for the six months ended June 30, 2016. The loss for the six months ended June 30, 2016 is primarily due to recording a loss on classification as held for sale of $32.0 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets and a reserve for $0.5 million for potential regulatory penalties relate to pre-August 2010 trade execution practices of HK, partially offset by a gain of $0.7 million for the disposition of an equity investment. The remaining loss of $0.3 million represents operating losses from the entities included in discontinued operations, including the U.S. operation which was transferred to discontinued operations in the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that, for the prior 30 consecutive business days, the market value of the Corporation's publicly held shares was less than $15.0 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on the Corporation's listing on the Nasdaq Stock Market or on the trading of the Corporation's common stock, the market value of the Corporation's publicly held shares must exceed $15.0 million for ten consecutive business days between May 2, 2017 and October 30, 2017, to avoid delisting.

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

The Corporation's failure to remain listed on the Nasdaq Global Select Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes due 2018 (see Note 15, "Debt" in the Notes to Condensed Consolidated Financial Statements). In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of June 30, 2017, our cash and cash equivalents were $134.6 million, including $10.0 million within assets held for sale, which are primarily invested in short-term demand deposits at various financial institutions. The Corporation is primarily a holding company with limited business operations, and all of its income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. Accordingly, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group. The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC provides that only a limited percentage of cash distributions by Group are allocated to Holdings (see Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements). In addition, earnings and cash flows generated by Group are first applied by Group in conducting its operations, including maintaining required regulatory capital levels, maintaining margin deposits with liquidity providers, and the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it could be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements. Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes upon a failure to remain listed on the Nasdaq Global Select Market by October 31, 2017, the Convertible Notes are due to mature in June 2018. As of June 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent the restructuring of the debt, a sale of other assets or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. Accordingly, we believe that the potential delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about our ability to continue as a going concern as at August 9, 2017, the date that our financial statements were issued. The Corporation is actively working with financial and legal advisers to explore refinancing alternatives for the Convertible Notes.

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

Restructuring of the Leucadia Financing

On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018.

•	We have the ability to defer any three of the remaining interest payments.

•
On February 22, 2017, Group, Holdings and Leucadia entered into a Second Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

•
On May 12, 2017, Group, Holdings and Leucadia entered into a Third Amendment to the Credit Agreement pursuant to which the aggregate principal outstanding balance of the Credit Agreement will be increased by the amount of certain expense payments associated with the restructuring of the Convertible Notes (not to exceed $5.0 million in the aggregate) in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments, distributions and compliance with the minimum fixed charge coverage ratio.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and restated Limited Liability Company Agreement of Group, LLC (the “Group Agreement”).

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	We and Leucadia share the right to request a sale process after January 16, 2018, subject to both of us reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings will manage the assets and day to day operations of Group and its subsidiaries.

•
On February 2, 2017, the Management Agreement was amended to provide that the Management Agreement may be terminated by a vote of at least three members of the Group Board after the occurrence of certain events including a change of control.

Management Incentive Plan

•	Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), which is a long-term plan with five-year vesting.

•	Distributions under the plan are only made after Leucadia’s principal and interest under the Credit Agreement have been repaid.

•	Distributions will range from 10% to 14% of distributions made by Group.

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

See Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for additional information.

Regulatory Capital Requirements

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of June 30, 2017:

	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets Limited	U.K.	$22.0	$84.2	$62.2
FXCM Australia Pty. Ltd.	Australia	$1.8	$12.9	$11.1
Lucid Markets LLP	U.K.	$4.1	$10.1	$6.0

As a result of regulatory settlements reached with the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA") in February 2017, our U.S. entity has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA and is no longer a regulated entity as of June 30, 2017.

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

On October 3, 2016 we commenced a $15.0 million "at-the-market" offering program for the Corporation's Class A common stock. The common stock may be offered under our effective shelf registration (including prospectus). Proceeds would be used to reduce our outstanding indebtedness and for other general corporate purposes. As of June 30, 2017, we have not issued or sold any shares under this program.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Cash (used in) provided by operating activities	$(37,974)	$17,044
Cash provided by (used in) investing activities	51	(10,984)
Cash used in financing activities	(41,911)	(245)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,117	1,723
Net (decrease) increase in cash and cash equivalents	(75,717)	7,538
Cash and cash equivalents – end of period	$134,575	$222,178

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Depreciation and amortization	$700	$1,870
Equity-based compensation	$119	$296
Loss on classification as held for sale assets	$20,440	$31,997
Gain on sale of customer accounts	$(5,246)	$—
Transaction costs associated with sale of customer accounts	$(213)	$—
Income from equity method investments, net	$974	$93
Purchases of office, communication and computer equipment, net	$(130)	$(120)
Gain on disposition of equity method investment	$—	$679

Operating Activities

Details of cash (used in) provided by operating activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2017	2016
Net (loss) income and other adjustments	$(582)	$8,517
Non-cash equity-based compensation	632	1,044
Non-cash — change in tax receivable agreement liability	—	44
Net interest payments	(15,777)	(18,033)
Cash (paid) received for taxes	(1,114)	205
All other, net, including net current assets and liabilities	(21,133)	25,267
Net cash (used in) provided by operating activities	$(37,974)	$17,044

Cash used in operating activities of $38.0 million for the six months ended June 30, 2017 is primarily attributable to the net loss, adjusted for certain non-cash items, interest payments on the Convertibles Notes and Credit Agreement, a decrease in accounts payable and accrued expenses of $25.0 million primarily due to payments made on prior year accruals related to variable compensation, an increase of $8.4 million in deposits placed with third party merchants primarily related to a credit card processor, offset by a decrease in net due from broker balances of $10.2 million resulting from the net change in open trading positions, including $7.9 million related to discontinued operations.

Cash provided by operating activities of $17.0 million for the six months ended June 30, 2016 was primarily attributable to an increase in net income, adjusted for certain non-cash items, a decrease in net due from broker balances of $16.8 million due to a reduction of open trading positions in discontinued operations and a decrease in our tax receivable balance of $1.7 million largely due to the receipt of a UK tax refund during the period.

Investing Activities

Details of cash provided by (used in) investing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2017	2016
Purchases of office, communication and computer equipment, net	$(6,080)	$(9,984)
Purchase of intangible assets	(1,000)	(1,000)
Proceeds from sale of customer accounts	6,961	—
Proceeds from sale of equity method investment	170	—
Net cash provided by (used in) investing activities	$51	$(10,984)

Cash provided by investing activities of $0.1 million during the six months ended June 30, 2017 consisted of $6.1 million of capital expenditures, primarily for capitalized software, payments of $1.0 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015, proceeds received of $7.0 million related to the sale of our U.S. customer accounts, and proceeds received of $0.2 million related to the sale of an equity method investment.

Cash used in investing activities of $11.0 million during the six months ended June 30, 2016 consisted of $10.0 million of capital expenditures, primarily for capitalized software, and a payment of $1.0 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Financing Activities

Details of cash used in financing activities are as follows, with amounts in thousands:

	Six Months Ended June 30,
	2017	2016
Distributions to non-controlling members	$(4,990)	$(104)
Principal payments on borrowings under the Credit Agreement	(36,921)	(141)
Net cash used in financing activities	$(41,911)	$(245)

Cash used in financing activities of $41.9 million during the six months ended June 30, 2017 consisted of $5.0 million of distributions to other non-controlling interests and $36.9 million of principal payments on borrowings under the Credit Agreement. Cash used in financing activities of $0.2 million during the six months ended June 30, 2016 consisted of $0.1 million of distributions to other non-controlling interests and $0.1 million of principal payments on borrowings under the Credit Agreement.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of June 30, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$33,275	$3,825	$9,513	$6,789	$13,148
Leucadia Credit Agreement (1)	135,843	12,621	123,222	—	—
Convertible Notes	176,382	1,941	174,441	—	—
Deferred payment for customer accounts acquisition	1,976	1,006	970	—	—
Digital Advertising Agreement related to Sale of DailyFX	4,519	1,669	2,850	—	—
Tax Receivable Agreement (2)	145,629	—	—	—	145,629
Total	$497,624	$21,062	$310,996	$6,789	$158,777
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

As of June 30, 2017, 14.9% of our net current assets (current assets less current liabilities excluding the Senior Convertible Notes) were in Euros, 3.5% in Hong Kong dollars, (11.4)% in British pounds and 3.2% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $(0.6) million in the case of Euros, $(0.1) million for Hong Kong Dollars and $0.5 million for British pounds.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at June 30, 2017, we estimate that a 50 basis point change in interest rates would result in a $2.4 million favorable impact to our annual pre-tax earnings or loss from continuing operations.

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

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For the six months ended June 30, 2017 and 2016, losses incurred from customer accounts that had gone negative were not material and $0.6 million, respectively.

On January 15, 2015, however, the SNB’s decision to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at June 30, 2017, assuming a 10% reduction in the GBP, EUR, JPY and AUD and no market liquidity (i.e., counterparties halt trading GBP, EUR, JPY and AUD), we estimate clients holding long GBP, EUR, JPY and AUD positions would incur debit balances of approximately $3.6 million, $2.3 million, $8.3 million and $3.2 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of June 30, 2017, our exposure to our three largest institutional counterparties, all major global banking institutions, was 28.3% of total assets and the single largest within the group was 10.1% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of June 30, 2017, our net unhedged exposure to CFD customer positions was 21.7% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of June 30, 2017 would result in a $13.0 million adverse impact to our pre-tax earnings or loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of June 30, 2017, our net unhedged exposure to FX customer positions was 29.2% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of June 30, 2017 would result in a $17.5 million adverse impact to our pre-tax earnings or loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended June 30, 2017 was $16.4 million and the maximum intra-day gross position was $56.6 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $5.7 million adverse impact to consolidated pre-tax earnings or loss. Lucid also has a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

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

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2017, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 20.8% of total assets.

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

Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2017, on a separate company basis, we were required to maintain $27.9 million of minimum capital in the aggregate across all jurisdictions and had $79.3 million of excess adjusted net capital over this required regulated capital in all jurisdictions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. On February 28, 2017, plaintiffs filed a motion in the district court to alter the final judgment and allow them the opportunity to file an amended complaint to add new facts they contended were relevant to the matter, but did not become known until after the district court’s final judgment and their appeal filing. On July 27, 2017, while not ruling on the merits of plaintiffs’ appeal, the Second Circuit vacated the lower court’s judgment and remanded the case back to the district court to decide whether to allow plaintiffs the opportunity to amend the complaint. On July 28, 2017, the district court entered an order permitting the plaintiffs to file an amended complaint by August 28, 2017. The Company intends to move for dismissal of the amended complaint and to vigorously defend itself in this matter.

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

In response to Global Brokerage's announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., the Board, and certain officers of the Company in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. On June 19, 2017, lead counsel filed a consolidated amended complaint on behalf of the class. On August 3, 2017, the Company and individual defendants filed a motion to strike and dismiss the consolidated amended complaint. In addition, a related shareholder derivative action has been filed against the board of directors of the Company in the same court alleging a violation of the federal securities laws. This shareholder derivative action was stayed on April 27, 2017, pending dismissal or discovery in the aforementioned related securities class action. The Company intends to vigorously defend against the claims asserted in these actions.

Also, on April 14, 2017, a customer of US filed a class action on behalf of customers who traded on the No Dealing Desk platform during the 2010-2016 period and alleges that such customers were harmed as a result of the Company’s relationship and use of Effex Capital, LLC ("Effex") as a liquidity provider. The class action was filed in the U.S. District Court for the Southern District of New York and alleges, among other things, breach of contract and breach of fiduciary duty by US and other related claims against the Company, Holdings, Dror Niv, William Ahdout, and Effex and its principal. On August 3, 2017, the district court entered an order staying the matter with respect to the claims against the Company, Holdings, Dror Niv and William Ahdout pending resolution of an individual arbitration proceeding by the customer. A similar class action asserting substantially the same claims was filed by another customer on June 21, 2017. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them by these customers.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $1.3 million as of June 30, 2017.

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

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified us that, for the prior 30 consecutive business days, the market value of our publicly held shares was less than $15 million, which does not meet the requirement for continued listing under the Nasdaq Global Select Market listing rules. Although this notification has no immediate effect on our listing on the Nasdaq Stock Market or on the trading of the Company’s common stock, the market value of our publicly held shares must exceed $15.0 million for ten consecutive business days between May 2, 2017 and October 30, 2017 to avoid delisting from the Nasdaq Global Select Market.

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

As of June 30, 2017, our cash and cash equivalents were $134.6 million, including $10.0 million within assets held for sale. We believe it would be difficult to generate the funding required should the holders of the Convertible Notes exercise their rights to require us to purchase their notes. Our inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements. Additionally, even if the holders of the Convertible Notes do not exercise their rights to require us to purchase the Convertible Notes upon a Fundamental Change, the Convertible Notes are due to mature in June 2018. As of June 30, 2017, the Convertible Notes have a principal balance of $172.5 million. Absent the restructuring of the debt, a sale of other assets or a capital infusion, we do not have the resources to pay the Convertible Notes in full at maturity. Accordingly, we believe that the potential delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about our ability to continue as a going concern.

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

There were no shares of Class A common stock repurchased during the quarter ended June 30, 2017.

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

10.1*
Stock Purchase Agreement, dated May 22, 2017, by and among Euronext US Inc., FastMatch, Inc., Shareholder Representative Services LLC, FXCM Group, LLC, Euronext N.V., and shareholders of FastMatch Inc.

10.2*	Employment Agreement, dated May 17, 2017, by and between FXCM Group, LLC and David Sakhai
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BROKERAGE, INC.

Date:	August 9, 2017	By:	/s/ Kenneth Grossman
Kenneth Grossman Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)