Form 10-Q
period 2017-09-30
Global Brokerage, Inc.
filed 2017-11-14
CIK 1499912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 10, 2017, there were 6,143,297 shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, and 8 shares outstanding of the registrant’s Class B common stock, par value $0.01 per share.

Global Brokerage, Inc.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2017

i

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

ii

PART I

Item 1 — Financial Statements
Global Brokerage, Inc. Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30, 2017	December 31, 2016

	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$121,942	$200,914
Cash and cash equivalents, held for customers	331,447	428,542
Due from brokers	33	3,363
Accounts receivable, net	16,258	5,236
Tax receivable	263	199
Assets held for sale	40,649	330,497
Total current assets	510,592	968,751
Deferred tax asset	887	330
Office, communication and computer equipment, net	27,921	32,815
Goodwill	—	23,479
Other intangible assets, net	2,347	6,285
Other assets	14,232	7,364
Total assets	$555,979	$1,039,024
Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit
Current liabilities
Customer account liabilities	$331,447	$428,542
Accounts payable and accrued expenses	31,656	55,491
Due to brokers	1,948	1,471
Convertible notes	167,055	—
Credit Agreement — Related Party	64,329	—
Other liabilities	400	2,629
Liabilities held for sale	2,976	235,719
Total current liabilities	599,811	723,852
Deferred tax liability	448	215
Convertible notes	—	161,425
Credit Agreement — Related Party	—	150,516
Other liabilities	7,034	7,319
Total liabilities	607,293	1,043,327
Commitments and Contingencies (See Notes 16 & 21)
Redeemable non-controlling interest	49,454	46,364
Stockholders’ Deficit
Class A common stock, par value $0.01 per share; 3,000,000,000 shares authorized, 6,143,297 shares issued and outstanding as of September 30, 2017 and December 31, 2016	61	61
Class B common stock, par value $0.01 per share; 1,000,000 shares authorized, 8 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	390,261	389,917
Accumulated deficit	(479,967)	(460,907)
Accumulated other comprehensive loss	(1,330)	(2,312)
Total stockholders’ deficit, Global Brokerage, Inc.	(90,974)	(73,240)
Non-controlling interests	(9,794)	22,573
Total stockholders’ deficit	(100,768)	(50,667)
Total liabilities, redeemable non-controlling interest and stockholders’ deficit	$555,979	$1,039,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(In thousands, except per share data)
Revenues
Trading revenue	$42,785	$48,042	$136,664	$161,614
Interest income	567	547	1,456	1,193
Brokerage interest expense	(185)	(228)	(586)	(655)
Net interest revenue	382	319	870	538
Other income	804	1,954	1,682	4,533
Total net revenues	43,971	50,315	139,216	166,685
Operating Expenses
Compensation and benefits	16,023	19,236	43,620	58,248
Referring broker fees	5,443	8,718	18,710	26,547
Advertising and marketing	4,017	2,736	11,644	9,322
Communication and technology	5,494	6,524	17,027	19,967
Trading costs, prime brokerage and clearing fees	996	587	2,511	1,853
General and administrative	11,364	11,814	32,954	43,061
Depreciation and amortization	4,877	6,037	15,222	18,360
Goodwill impairment loss	—	—	23,917	—
Total operating expenses	48,214	55,652	165,605	177,358
Operating loss	(4,243)	(5,337)	(26,389)	(10,673)
Other (Income) Expense
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(4,668)	26,985	(6,172)	(200,375)
Loss (income) on equity method investments, net	—	140	(170)	478
Interest on borrowings	12,045	19,473	37,521	61,228
(Loss) income from continuing operations before income taxes	(11,620)	(51,935)	(57,568)	127,996
Income tax provision (benefit)	359	(89)	1,120	35
(Loss) income from continuing operations	(11,979)	(51,846)	(58,688)	127,961
Income (loss) from discontinued operations, net of tax	42,364	(23,501)	13,613	(55,629)
Net income (loss)	30,385	(75,347)	(45,075)	72,332
Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	4,920	(18,493)	(6,425)	33,411
Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC	22,174	(6,877)	1,817	(6,877)
Net loss attributable to other non-controlling interests	(11,028)	(10,843)	(21,407)	(25,204)
Net income (loss) attributable to Global Brokerage, Inc.	$14,319	$(39,134)	$(19,060)	$71,002

(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(13,561)	$(34,507)	$(42,340)	$87,627
Income (loss) from discontinued operations attributable to Global Brokerage, Inc.	27,880	(4,627)	23,280	(16,625)
Net income (loss) attributable to Global Brokerage, Inc.	$14,319	$(39,134)	$(19,060)	$71,002

Weighted average shares of Class A common stock outstanding — Basic and Diluted	6,143	5,603	6,143	5,603
Net income (loss) per share attributable to stockholders of Class A common stock of Global Brokerage, Inc. — Basic and Diluted:
Continuing operations	$(2.21)	$(6.15)	$(6.89)	$15.64
Discontinued operations	4.54	(0.83)	3.79	(2.97)
Net income (loss) attributable to Global Brokerage, Inc.	$2.33	$(6.98)	$(3.10)	$12.67

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(In thousands)
Net income (loss)	$30,385	$(75,347)	$(45,075)	$72,332
Other comprehensive income (loss)
Foreign currency translation income (loss)	390	(276)	2,129	(2,871)
Other comprehensive income (loss), net of tax	390	(276)	2,129	(2,871)
Comprehensive income (loss)	30,775	(75,623)	(42,946)	69,461
Comprehensive income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	4,972	(18,624)	(6,090)	32,447
Comprehensive income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC	22,360	(6,746)	2,628	(6,746)
Comprehensive loss attributable to other non-controlling interests	(11,029)	(10,841)	(21,406)	(25,194)
Comprehensive income (loss) attributable to Global Brokerage, Inc.	$14,472	$(39,412)	$(18,078)	$68,954

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)
(In thousands, except share amounts)

		Global Brokerage, Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2016	$(15,601)	$(531,550)	$1,004	$267,369	5,602,534	$56	25	$1	$(278,721)
Net income	8,207	71,002	—	—	—	—	—	—	79,209
Other comprehensive loss, net of tax	(954)	—	(2,048)	—	—	—	—	—	(3,002)
Comprehensive income (loss)	7,253	71,002	(2,048)	—	—	—	—	—	76,207
Class A common stock
Equity-based compensation	480	—	—	1,026	—	—	—	—	1,506
Distributions — non-controlling members	(1,203)	—	—	—	—	—	—	—	(1,203)
Issuance of redeemable non-controlling interest (see Note 3)	59,602	—	—	126,622	—	—	—	—	186,224
Balance as of September 30, 2016	$50,531	$(460,548)	$(1,044)	$395,017	5,602,534	$56	25	$1	$(15,987)

		Global Brokerage, Inc.
	Non- controlling Interests	Accumulated Deficit	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
					Shares	Dollars	Shares	Dollars
Balance as of January 1, 2017	$22,573	$(460,907)	$(2,312)	$389,917	6,143,297	$61	8	$1	$(50,667)
Net loss	(27,832)	(19,060)	—	—	—	—	—	—	(46,892)
Other comprehensive income, net of tax	336	—	982	—	—	—	—	—	1,318
Comprehensive (loss) income	(27,496)	(19,060)	982	—	—	—	—	—	(45,574)
Class A common stock
Equity-based compensation	119	—	—	344	—	—	—	—	463
Distributions — non-controlling members	(4,990)	—	—	—	—	—	—	—	(4,990)
Balance as of September 30, 2017	$(9,794)	$(479,967)	$(1,330)	$390,261	6,143,297	$61	8	$1	$(100,768)

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(45,075)	$72,332
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	15,922	21,149
Equity-based compensation	883	1,504
Deferred tax benefit	(317)	(518)
Goodwill impairment loss	23,917	—
Loss on classification as held for sale assets	34,618	57,092
Gain on derivative liabilities — Letter & Credit Agreements	(6,172)	(200,375)
Amortization of deferred bond discount	4,723	4,443
Amortization of deferred financing cost	907	906
Amortization of original issue discount — Credit Agreement	6,919	23,905
Amortization of issuance fee, deferred financing fee and acquisition costs — Credit Agreement	1,960	6,088
Amortization of deferred waiver fee — Second Amendment	2,908	—
Amortization of deferred waiver fee — Third Amendment	967	—
(Income) loss from equity method investments, net	(770)	236
Gain on sale of equity method investment	(56,973)	(679)
Transaction costs associated with sale of equity method investment	(152)	—
Gain on asset disposition	(300)	—
Provision for debt forgiveness	—	8,249
Gain on sale of customer accounts	(5,338)	—
Transaction costs associated with sale of customer accounts	(216)	—
Due to related parties pursuant to tax receivable agreement	—	44
Changes in operating assets and liabilities:
Cash and cash equivalents, held for customers	330,091	(39,929)
Due from brokers	16,656	11,463
Accounts receivable, net	4,687	935
Tax receivable, net	(64)	1,507
Other assets	(1,004)	1,364
Customer account liabilities	(330,489)	40,332
Accounts payable and accrued expenses	(23,018)	12,531
Other liabilities — Current	(2,229)	—
Other liabilities — Non-current	1,201	(3,275)
Payments for tax receivable agreement	—	(188)
Due to brokers	432	19,365
Securities sold, not yet purchased	—	(3,624)
Foreign currency remeasurement loss	(3,339)	(1,240)
Net cash (used in) provided by operating activities	(28,665)	33,617
Cash Flows From Investing Activities
Purchases of office, communication and computer equipment	(8,766)	(14,521)
Purchase of intangible assets	(1,500)	(1,500)
Proceeds from sale of customer accounts	7,185	—
Proceeds from asset disposition	300	—
Proceeds from sale of equity method investment	50,598	—
Payment of earn-out from sale of equity method investment	(3,668)	—
Net cash provided by (used in) investing activities	44,149	(16,021)
Cash Flows From Financing Activities
Distributions to non-controlling members	(4,990)	(104)
Principal payments on borrowings under the Credit Agreement	(92,770)	(141)
Net cash used in financing activities	(97,760)	(245)

Global Brokerage, Inc.
Condensed Consolidated Statements of Cash Flows - (continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,296	1,481
Net (decrease) increase in cash and cash equivalents	(76,980)	18,832
Cash and cash equivalents (1)
Beginning of year	210,292	214,640
End of period	$133,312	$233,472
Supplemental disclosures of cash flow activities
Cash paid for taxes	$1,251	$194
Cash paid for interest	$20,509	$27,254
Supplemental disclosure of non-cash financing activities
Non-cash distribution — non-controlling members	$—	$1,099
Exchange of Letter Agreement for Redeemable non-controlling interest	$—	$235,509
The following amounts reflected in the statements of cash flows are included in discontinued operations:
Depreciation and amortization	$700	$2,789
Equity-based compensation	$131	$426
Loss on classification as held for sale assets	$34,618	$57,092
Gain on sale of customer accounts	$(5,338)	$—
Transaction costs associated with sale of customer accounts	$(216)	$—
Income from equity method investments, net	$600	$242
Gain on asset disposition	$(300)	$—
Purchases of office, communication and computer equipment	$(212)	$(149)
Gain on disposition of equity method investment	$(56,973)	$679
Transaction costs associated with sale of equity method investment	$(152)	$—

(1) Includes Cash and cash equivalents from continuing and discontinued operations

See accompanying notes to the unaudited condensed consolidated financial statements.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

In February 2017, FXCM Inc. changed its name to "Global Brokerage, Inc." Global Brokerage, Inc. ("Global Brokerage" or the "Corporation"), through its managing membership interest in Global Brokerage Holdings, LLC (“Holdings”)(f/k/a "FXCM Holdings, LLC"), a majority-owned, controlled and consolidated subsidiary of the Corporation, owns a 50.1% membership interest in FXCM Group, LLC ("Group"). Group, through its operating subsidiaries, is an online provider of foreign exchange (“FX”) trading, contracts for difference ("CFD") trading, spread betting and related services to retail and institutional customers worldwide. The remaining 49.9% membership interest in Group is held by Leucadia National Corporation ("Leucadia"). Group is controlled by and consolidated with Holdings. As used in these notes, the term “Company” collectively refers to the Corporation, Holdings, Group and subsidiaries of Group.

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

Financial Condition

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that the market value of its publicly held shares does not meet the requirement for continued listing under The Nasdaq Global Market's listing standards. On November 6, 2017, the Corporation was notified that the market value of its publicly held shares failed to meet the listing requirement under Nasdaq Listing Rule 5450(b)(2), and that Nasdaq will remove the Corporation from The Nasdaq Global Market.

Upon the Corporation's application, Nasdaq has approved the Corporation's publicly held shares to trade on a different Nasdaq exchange tier, The Nasdaq Capital Market, effective November 13, 2017.

Although the Corporation's publicly held shares are expected to be traded on The Nasdaq Capital Market, the Corporation's failure to remain listed on the Nasdaq Global Market is a Fundamental Change, as defined under the indenture governing its 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”) (see Note 15). In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

Because the Corporation is primarily a holding company with limited business operations, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group.

The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of the membership interests in Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement") provides that only a limited percentage of cash distributions by Group are allocated to Holdings (see Note 14). In addition, earnings and cash flows generated by Group are first applied by Group in conducting its

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

operations, including maintaining required regulatory capital levels, maintaining margin deposits with liquidity providers, and the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

All of the Corporation's income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. As of September 30, 2017, the Company's cash and cash equivalents were $133.3 million, including $11.4 million within assets held for sale.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it will be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes upon the occurrence of a Fundamental Change. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements (see Note 14). Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes as a result of the Corporation's failure to remain listed on the Nasdaq Global Market, the Convertible Notes are due to mature in June 2018. As of September 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent a restructuring of the debt or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. Accordingly, the Company believes that the delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about its ability to continue as a going concern as at November 14, 2017, the date that the financial statements included within this quarterly report were issued.

On November 10, 2017, the Corporation announced that it has entered into a restructuring support agreement to restructure the obligations under the Convertible Notes pursuant to a prepackaged plan of reorganization (the "Plan") to be filed under Chapter 11 of the United States Bankruptcy Code (see Note 23). The Convertible Notes will be exchanged for a new series of senior secured notes due five years from the effective date of the Corporation’s Chapter 11 Plan. In conjunction with the Plan, the terms of a credit agreement that Holdings and Group entered into with Leucadia on January 16, 2015, which was subsequently amended on January 24, 2015 and thereafter (the “Credit Agreement”) (see Note 14) will, upon the effective date of the Plan, also be amended to extend the maturity of the $300.0 million term loan made by Leucadia to Holdings and Group (the "Term Loan") under the Credit Agreement by an additional year to January 16, 2019 (see Note 23).

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

In the first quarter of 2015, the Company commenced the process of disposing of its interests in certain retail and institutional trading businesses. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd., Faros Trading LLC, FXCM Asia Limited and the equity trading business of FXCM Securities Limited. In August 2017, the Company completed the sale of its equity interest in FastMatch, Inc. ("FastMatch") (see Note 4). Separately, in August 2017, V3 Markets, LLC ("V3") sold certain intellectual property and fixed assets and, in conjunction with the asset sale, V3 ceased its remaining operations (the "V3 Transaction") (see Note 4). The Company remains committed to a plan to sell the remaining institutional business, Lucid Markets Trading Limited, which it continues to actively market. As a result, this business is considered to be held for sale and its results of operations have been reported as discontinued operations (see Note 4).

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

The Corporation records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. The Corporation’s and the non-controlling unit holders’ economic interest in Holdings was 74.5% and 25.5%, respectively, as of both September 30, 2017 and December 31, 2016.

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
____________________________________
(1) FXCM Newco, LLC was renamed FXCM Group, LLC effective September 1, 2016

Net income (loss) attributable to the non-controlling interest in Global Brokerage Holdings, LLC in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings held by the non-controlling unit holders.

Net income or loss attributable to redeemable non-controlling interest in the condensed consolidated statements of operations represents the share of earnings or loss allocated to the non-controlling membership interest in Group held by Leucadia based on the hypothetical liquidation at book value ("HLBV") method (see Notes 3 and 14).

Net income or loss attributable to other non-controlling interests in the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the non-controlling interests of Lucid, V3 (prior to the V3 Transaction) and other consolidated entities based on the economic interests held by the non-controlling members. The non-controlling members of Lucid and V3 each hold a 49.9% economic interest in the respective entity. The portion of the 49.9% of

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation - (continued)

Lucid earnings allocated among the non-controlling members of Lucid that is contingent on services being provided is reported as a component of compensation expense and is included in the determination of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 4).

Redeemable non-controlling interest on the condensed consolidated statements of financial condition represents the non-controlling membership interest in Group held by Leucadia. Non-controlling interests on the condensed consolidated statements of financial condition represents the equity attributable to the non-controlling interests of Holdings, Lucid, V3 and other consolidated entities.

Investments where the Company is deemed to exercise significant influence, but no control, are accounted for using the equity method of accounting. The Company records its pro-rata share of earnings or losses each period and records any dividends as a reduction in the investment balance. The carrying value of these investments is included in Other assets in the condensed consolidated statements of financial condition and earnings or losses are included in Income or loss on equity method investments, net in the condensed consolidated statements of operations. The Company's equity method investment in FastMatch, which was sold in August 2017, is classified as a discontinued operation. The carrying value of the investment as of December 31, 2016 is included in assets held for sale on the condensed consolidated statements of financial condition and earnings or losses (up to the date of sale) are included in the determination of Income or loss from discontinued operations, net of tax in the condensed consolidated statements of operations (see Note 6).

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

Interim Financial Statements

The Company believes that the condensed consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As permitted under Rule 10-01 of the Securities and Exchange Commission Regulation S-X, certain notes or other financial information are condensed or omitted in the condensed consolidated financial statements.

Note 2. Significant Accounting Policies and Estimates

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies and estimates discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company plans to adopt ASU No. 2014-09 on January 1, 2018. At this time, the Company intends to apply the standard using the full retrospective method of adoption. The Company's implementation process is currently in progress. The initial analysis documenting the considerations for each revenue stream and areas that will be impacted by the new guidance is complete. As a result of the evaluation performed, the Company does not expect there will be changes to the timing of recognition of revenue, but does anticipate certain changes to the classification of revenue in the consolidated statements of operations between revenue from contracts with customers and revenue outside the scope of Topic 606. The Company also expects additional disclosures to be provided in its consolidated financial statements after adoption of the new standard. The Company will continue to monitor additional modifications, clarifications or interpretations by the FASB that may impact its current conclusions, and will provide further updates in future periods.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity, reduces diversity in practice and cost and complexity when applying Topic 718 guidance to a change of terms or conditions of a share-based payment award. The amendments in this update provide guidance on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this guidance beginning January 1, 2018 and does not currently expect it will have a material impact on its consolidated financial statements.

Note 3. Non-Controlling Interests

Redeemable Non-controlling Interest

In connection with the restructuring transaction with Leucadia completed on September 1, 2016 (the "Restructuring Transaction"), the Amended and Restated Letter Agreement dated January 24, 2015 (the "Letter Agreement") was terminated and the parties signed the Group Agreement (see Note 14). In exchange for the Letter Agreement, the Company issued a 49.9% non-controlling membership interest in Group to Leucadia. The remaining 50.1% controlling membership interest in Group is owned by Holdings and Holdings consolidates the financial results of Group, as discussed in Note 1. The non-controlling interest held by Leucadia is redeemable for cash upon a contingent event that is not solely within the control of the Company (see Note 14) and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. As of September 30, 2017, the non-controlling interest in Group is not redeemable and is not probable of becoming redeemable and, consequently, has not been adjusted to its estimated redemption value.

The Company recorded the following activity related to Redeemable non-controlling interest for the nine months ended September 30, 2017, with amounts in thousands:

Balance as of January 1, 2017	$46,364
Net income attributable to redeemable non-controlling interest	1,817
Other comprehensive income attributable to redeemable non-controlling interest	811
Equity-based compensation	462
Balance as of September 30, 2017	$49,454

On the date of the Restructuring Transaction, in exchange for the Letter Agreement, Leucadia was issued a redeemable non-controlling interest in Group which had a fair value of $235.5 million, which was also the fair value of the derivative liability related to the Letter Agreement. As a result, the Company derecognized the derivative liability related to the Letter Agreement and recorded the Redeemable non-controlling interest at issuance on September 1, 2016 at $49.3 million, which

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Non-Controlling Interests - (continued)

represented the amount that Leucadia would receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the contractual provisions in the Group Agreement which specify how certain distributions from Group are to be allocated to its members (the "Current Waterfall") at that date (see Note 14). This change was recorded as an equity transaction within Additional paid-in capital of the Corporation for the impact to the controlling and non-controlling unit holders of Holdings based on Holdings' 50.1% controlling financial interest in Group.

Non-controlling Interests

Holdings

The Corporation consolidates the financial results of Holdings and records a non-controlling interest for the economic interest in Holdings not owned by the Corporation. Pursuant to an agreement between the Corporation and Holdings, whenever the Corporation cancels, issues or repurchases shares of its Class A common stock, Holdings enters into an equivalent Holdings Unit transaction with the Corporation so that at all times the number of shares of Class A common stock is equal to the Corporation's membership units in Holdings. In addition, whenever the owners of Holdings prior to the initial public offering (other than the Corporation) exchange their Holdings Units for shares of the Corporation’s Class A common stock, Holdings is required to transfer an equal amount of Holdings Units to the Corporation.

There were no changes in the non-controlling and the Corporation's interests in Holdings for the nine months ended September 30, 2017:

	Controlling Units	Non- Controlling Units	Total Units	Global Brokerage, Inc.	Non- Controlling	Total
Balance as of January 1, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100%
Exchange of Holdings Units for Class A common stock	—	—	—	—%	—%	—%
Balance as of September 30, 2017	6,143,297	2,101,097	8,244,394	74.5%	25.5%	100.0%
Lucid, V3 and Other Non-Controlling Interests

The Company owns controlling interests in Lucid, V3 and other entities. The Company consolidates the financial results of these entities and records a non-controlling interest for the economic interests not owned by the Company. Lucid and V3 are classified as discontinued operations and the assets and liabilities of Lucid are classified as held for sale on the condensed consolidated statements of financial condition (see Note 4).

Note 4. Dispositions

Discontinued Operations

Pursuant to regulatory settlements with the NFA and the CFTC dated February 6, 2017, the Company withdrew from business in the U.S. during the first quarter of 2017. Additionally, the Company sold substantially all of its U.S.-domiciled customer accounts in an asset sale transaction that was completed on February 24, 2017. The Company considered the guidance in ASC 205-20 and determined that the operations and cash flows of US are clearly distinguishable, and accordingly represent a component as defined in the guidance. Further, the Company believes the cessation of business in the U.S., including the sale of its U.S.-based customer accounts, represents a strategic shift, as described in ASC 205-20, and concluded that US qualifies for reporting as a discontinued operation. Accordingly, the results of operations of US are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, with similar reclassification of the previously reported amounts. Further, as a result of the sale of the U.S.-based accounts during the first quarter of 2017, the related cash and cash equivalents, held for customers and customer account liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated statements of financial condition as of December 31, 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

In the first quarter of 2015, the Company committed to a plan to sell certain retail and institutional businesses in order to pay down the Term Loan with Leucadia. During 2015, the Company completed the sales of FXCM Japan Securities Co., Ltd. ("FXCMJ"), Faros Trading LLC ("Faros"), FXCM Asia Limited ("HK") and the equity trading business of FXCM Securities Limited ("FSL"). During the third quarter of 2017, the Company completed the sale of its equity interest in FastMatch, which is described further below. In addition, during the third quarter of 2017, certain assets of V3 were sold and the remaining operations of V3 ceased thereafter, which is also described further below. The Company remains committed to a plan to sell the remaining institutional business, Lucid, which it continues to actively market. Lucid continues to meet the criteria prescribed in ASC 205-20 for reporting as a discontinued operation and, accordingly, the results of operations of Lucid are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. It was further determined that Lucid continues to meet the criteria for classification as held for sale as of September 30, 2017. Accordingly, the assets and liabilities of Lucid were classified to Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated statements of financial condition as of September 30, 2017 and December 31, 2016.

Completed Dispositions

FastMatch

On August 14, 2017, the Company completed the sale of its 34.0% equity interest in FastMatch to Euronext US Inc. for a cash purchase price of $59.1 million, of which $46.7 million was paid to the Company at closing and $8.7 million is held in escrow until one year from the date of sale, subject to certain future adjustments. In addition, the Company is entitled to a share of a $10.0 million earn-out if certain performance targets of FastMatch are met. The Company entered into a separate agreement with another equity seller at the time of the closing pursuant to which the Company paid to the other equity seller its share of the future expected earn-out of $3.7 million. The Company is entitled to approximately $7.1 million for its share and the other equity seller's share of the $10.0 million earn-out if FastMatch meets the performance targets for the twelve-month period from June 1, 2017 to May 31, 2018. The earn-out is payable to the Company only if the performance targets are fully achieved. The Company recorded a $57.0 million gain on the sale of FastMatch, which is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The gain on sale of FastMatch includes the fair value of the earn-out of $6.8 million, which was estimated using a Black-Scholes option pricing model (see Note 18).

V3

On August 31, 2017, V3 sold certain intellectual property and fixed assets for a cash purchase price of $0.3 million. As part of the transaction, the buyer agreed to reimburse V3 for certain liabilities and contract costs incurred by V3 for a prescribed period of time before and after closing amounting to $0.2 million.  In conjunction with the sale, V3 ceased its remaining operations. The Company recorded a gain on the sale of $0.3 million and a reversal of loss on classification as held for sale of $0.6 million, which are included as components of Income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2017.

US Operations

The Company finalized its withdrawal from business in the U.S. and terminated its registration as a futures commission merchant and retail foreign exchange dealer in the U.S. effective March 10, 2017. These actions freed approximately $33.0 million of regulatory capital previously held in US, of which $30.0 million was used to pay down the Credit Agreement with Leucadia (see Note 14). As a result of the events impacting US, the Company implemented a restructuring plan during the first quarter of 2017. During the three and nine months ended September 30, 2017, the Company incurred total restructuring charges of approximately $1.4 million and $10.0 million, respectively, including severance, contract termination costs, and facilities costs. Of these amounts, approximately $0.2 million and $8.8 million are included as components of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively (see Note 22).

In connection with its withdrawal from business in the U.S., the Company sold substantially all of its U.S.-domiciled customer accounts to Gain Capital Group, LLC (“Gain”) on February 24, 2017 (the "Transaction Closing Date"). Pursuant to the terms of the related asset purchase agreement, Gain will pay proceeds to the Company on a per account basis for each

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

acquired account that opens at least one new trade during the first 153 calendar days following the Transaction Closing Date. During the three and nine months ended September 30, 2017, the Company received proceeds of $0.1 million and $7.2 million, respectively, related to the sale. After transaction costs and related write-down of intangible assets (see Note 8), the Company recognized a gain of $4.4 million on the sale in the first quarter of 2017. The gain on sale was increased in the third quarter of 2017 by $0.1 million based on additional proceeds received net of related transaction costs. For the three and nine months ended September 30, 2017, the gain on sale of $0.1 million and $5.3 million, respectively, is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

As disclosed in prior filings, the Company completed the sales of FXCMJ, the operations of Faros, HK, and the equity trading business of FSL separately during 2015. The combined amount of cash consideration received for these sales was $102.4 million. Consideration related to the sale of Faros' operations to Jefferies Group LLC in April 2015 is determined quarterly pursuant to an earn-out formula based on Faros' results beginning on the closing date and ending on November 30, 2017. Any consideration received will be divided among the Company and the non-controlling members of Faros based on a formula in the sales agreement. No consideration was received during the three and nine months ended September 30, 2017 or 2016.

Transitional Services Agreements

In connection with the sale of FXCMJ in April 2015, the Company provided certain transitional services to the buyer, including use of the Company’s trading platform and data services. Beginning January 1, 2016 for a period of ten months ending on October 31, 2016, the Company received a monthly fee for these services pursuant to the terms of the applicable services agreement. The Company recorded other income for these transitional services of $0.5 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.

In connection with the sale of HK in September 2015, the Company agreed to provide certain transitional services to the buyer, including use of the Company's trading platform, data services and professional support, for no additional consideration for a period of nine months following the date of sale. The Company estimated the value of these services to be approximately $1.0 million and accordingly allocated $1.0 million of proceeds received as deferred income. The deferred income was amortized into other income over the nine-month period following the date of sale and the Company recorded nil and $0.6 million for the three and nine months ended September 30, 2016, respectively. Beginning in June 2016 for an additional period of nine months, the Company received a monthly fee for these continued transitional services pursuant to the terms of the applicable services agreement and, in March 2017, the trading platform and related support services renewed for an additional one year term. Accordingly, the Company recorded service fees to other income of $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million for each of the three and nine months ended September 30, 2016.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following table presents the major classes of line items constituting the pretax and after-tax profit or loss of discontinued operations for the three and nine months ended September 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Trading revenue	$4,440	$18,609	$22,850	$57,546
Interest income	10	256	214	858
Other income	15	1,042	947	1,171
Total net revenues	4,465	19,907	24,011	59,575
Operating Expenses
Compensation and benefits	425	4,875	11,054	15,553
Allocation of net income to Lucid members for services provided	551	1,218	2,012	3,779
Total compensation and benefits	976	6,093	13,066	19,332
Referring broker fees	—	817	250	2,567
Advertising and marketing	—	2,333	2,097	6,031
Communication and technology	708	1,766	3,442	5,367
Trading costs, prime brokerage and clearing fees	3,003	3,251	10,830	10,431
General and administrative	223	3,279	8,613	12,634
Bad debt recovery	—	—	—	(141)
Depreciation and amortization	—	919	700	2,789
Total operating expenses	4,910	18,458	38,998	59,010
Operating (loss) income	(445)	1,449	(14,987)	565
Other (Loss) Income
(Loss) income on equity method investments, net	(374)	149	600	242
Gain on disposition of equity method investment (see Note 6)	56,973	—	56,973	679
Net gain on sale of customer accounts	92	—	5,338	—
Net gain on completed dispositions	300	—	300	—
Loss on classification as held for sale before income taxes	(14,178)	(25,095)	(34,618)	(57,092)
Total income (loss) from discontinued operations before income taxes*	42,368	(23,497)	13,606	(55,606)
Income tax provision (benefit)	4	4	(7)	23
Income (loss) from discontinued operations, net of tax	$42,364	$(23,501)	$13,613	$(55,629)
* Total income (loss) from discontinued operations before income taxes attributable to Global Brokerage, Inc. was $27.9 million and $23.3 million for the three and nine months ended September 30, 2017, respectively, and $(4.6) million and $(16.6) million for the three and nine months ended September 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

The following is a summary of the carrying amounts of the assets and liabilities included as part of discontinued operations as of September 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$11,370	$9,378
Cash and cash equivalents, held for customers (1)	—	233,394
Due from brokers (2)	764	14,090
Accounts receivable, net	56	251
Office, communication and computer equipment, net	885	1,336
Goodwill	211,058	223,613
Other intangible assets, net	26,158	27,269
Other assets (3) (4)	3,802	14,337
Loss recognized on classification as held for sale	(213,444)	(193,171)
Total assets classified as held for sale on the condensed consolidated statements of financial condition	$40,649	$330,497

Liabilities
Customer account liabilities (1)	$—	$233,394
Accounts payable and accrued expenses (5)	2,976	2,266
Due to brokers (2)	—	45
Other liabilities	—	14
Total liabilities classified as held for sale on the condensed consolidated statements of financial condition	$2,976	$235,719
____________________________________
(1) Includes cash and cash equivalents, held for customers and customer account liabilities related to the U.S.-based accounts sold to Gain in February 2017, which were reclassified to Assets held for sale and Liabilities held for sale, respectively, as of December 31, 2016.
(2) Includes as of September 30, 2017 and December 31, 2016: a) derivative assets, net of $0.5 million and $1.6 million, respectively; b) unsettled spot FX, net of $0.2 million and $0.2 million, respectively; and c) excess cash collateral of nil and $12.2 million, respectively.
(3) Includes the Company's exchange memberships, which represent ownership interests and shares owned in CME Group Inc. and provide the Company with the right to conduct business on the exchange. The exchange memberships are recorded at cost or, if an other-than-temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. There were no exchange membership impairments as of September 30, 2017 or December 31, 2016. In January 2017, the Company sold certain of its ownership interests and shares in CME Group Inc. and recognized a gain of $0.8 million, which is included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the carrying values of the ownership interests were $1.9 million and $4.6 million, respectively, and the carrying values of the shares were $1.8 million and $4.8 million, respectively.
(4) Includes the carrying value of the Company's equity interest in FastMatch of nil and $4.6 million as of September 30, 2017 and December 31, 2016, respectively.
(5) Includes as of September 30, 2017 and December 31, 2016 amounts due related to the allocation of income to Lucid non-controlling members for services provided of $1.5 million and $0.7 million, respectively.

Sale of Investment

The Company sold its DailyFX business to FX Publications, Inc. on October 28, 2016 (the “Closing Date”) for a cash purchase price of $40.0 million, payable in two installments. DailyFX is a leading portal for FX trading news, charts, indicators and analysis. The first installment of $36.0 million was paid to the Company on the Closing Date and the proceeds were used to

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Dispositions - (continued)

pay down the Term Loan. The second installment of $4.0 million was received by the Company in July 2017 after the completion of certain migration requirements, and the proceeds were used to pay down the Term Loan. After transaction costs, the Company recognized a gain of $37.2 million related to the sale, which was recorded in earnings in the fourth quarter of 2016. The Company considered the guidance in ASC 205-20 and determined that since the operations and cash flows of the DailyFX business are not clearly distinguishable, it does not represent a component as defined in the guidance. Consequently, the DailyFX business does not qualify for reporting as a discontinued operation in the condensed consolidated financial statements.

In connection with the sale of the DailyFX business, the Company agreed to provide certain transitional services, including the use of facilities, website and other data services, for no additional consideration for a period of three months following the date of sale. Certain services were subsequently extended for an additional three-month period which ended in April 2017 in accordance with the terms of the applicable services agreement. The Company estimated the value of these services to be approximately $0.3 million and accordingly allocated $0.3 million of proceeds received as deferred income. The deferred income was amortized into other income over the respective three and six-month periods following the date of sale. For the three and nine months ended September 30, 2017, other income recorded for these transitional services was nil and $0.2 million, respectively.

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

As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. As of September 30, 2017 and December 31, 2016, the Company recorded a liability of $2.9 million and $0.4 million, respectively, related to the digital advertising agreement. Of the $2.9 million recorded as of September 30, 2017, which is included as a component of the Company's restructuring costs (see Note 22), $1.2 million is included in Accounts payable and accrued expenses and $1.7 million is included in Other non-current liabilities on the condensed consolidated statements of financial condition. The entire amount recorded as of December 31, 2016 is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. The Company recognized expense of $0.1 million and $4.2 million for the three and nine months ended September 30, 2017, respectively, related to the digital advertising agreement, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Note 5. Notes Receivable

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense for the nine months ended September 30, 2016. There was no interest income related to the notes receivable for the three and nine months ended September 30, 2017. Interest income related to the notes receivable was nil and $0.1 million for the three and nine months ended September 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Equity Method Investments

The Company had a 22.2% equity interest in a developer of FX trading software which it accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $2.1 million related to its investment. In June 2017, the Company sold its interest in the FX trading software developer for $0.2 million and recorded a gain of $0.2 million, which is included in Loss (income) on equity method investments, net in the condensed consolidated statements of operations for the nine months ended September 30, 2017. The carrying value of the Company's equity interest in the FX trading software developer is nil as of both September 30, 2017 and December 31, 2016. The Company's share of the loss of the FX trading software developer was nil for each of the three and nine months ended September 30, 2017 and $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

In November 2016, the Company acquired a 30.0% equity interest for $0.5 million in a developer of FX analytical software which is accounted for using the equity method. In the fourth quarter of 2016, the Company recorded an other-than-temporary impairment charge of $0.5 million related to its investment. The carrying value of the Company’s equity interest in the software developer is nil as of both September 30, 2017 and December 31, 2016. The Company’s share of the loss of the FX analytical software developer was nil for each of the three and nine months ended September 30, 2017 and 2016.

The Company previously owned a 34.0% non-controlling equity interest in FastMatch, an electronic communication network for foreign exchange trading, and exerted significant influence. As discussed in Note 4, the Company's equity interest in FastMatch is classified as a discontinued operation. In August 2017, the Company completed the sale of its equity interest in FastMatch and recorded a $57.0 million gain on the sale, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 (see Note 4 for additional information on the sale). The carrying value of the Company's equity interest in FastMatch of nil and $4.6 million as of September 30, 2017 and December 31, 2016, respectively, is included in Assets held for sale on the condensed consolidated statements of financial condition. The Company's share of the (loss) income of FastMatch was $(0.4) million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

In conjunction with the V3 acquisition in January 2014, the Company acquired a 66.3% non-controlling interest in a limited liability company ("V3-related LLC") that held a 17.26% interest in a firm that delivers investment information to investment professionals. In the first quarter of 2016, the 66.3% non-controlling interest was officially transferred to the Company and, in a related transaction, the assets held by the V3-related LLC were distributed to its members, including the Company, and the V3-related LLC was liquidated. This transaction resulted in the Company's acquisition of an equity interest in the firm described above which is accounted for using the cost method. The carrying value of the investment is $1.1 million as of both September 30, 2017 and December 31, 2016, and is included as a component of Other assets in the condensed consolidated statements of financial condition (see Note 9). As discussed in Note 4, V3, including the equity interest previously held in the V3-related LLC, is classified as a discontinued operation. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2016 includes a gain of $0.7 million related to the disposition of the V3-related LLC.

The Company did not receive any dividend distributions from its equity method investments during the three and nine months ended September 30, 2017 or 2016.

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

As a result of the sustained decrease in the share price and decline in the market price of the Convertible Notes, the Company believes that as of the Interim Assessment Date, the common stock investors and holders of the Convertible Notes had taken into account the events precipitated by the regulatory actions, including the sale of the US accounts, termination of registration in the U.S. and the restructuring plan. At the Interim Assessment Date, the Company believed the market capitalization approach was a more appropriate method than the income approach previously used.

Under the market capitalization approach, the fair value of the reporting unit was calculated based on the implied equity value of the reporting unit (market capitalization of the Corporation adjusted for the non-controlling interest in Holdings) plus the fair value of the interest-bearing debt (including both the Credit Agreement and the Convertible Notes) and the fair value of Leucadia’s non-controlling membership units in Group. The indicated carrying value of the reporting unit, represented by the negative equity of the reporting unit adjusted for the book value of interest-bearing debt and the fair value of Leucadia’s non-controlling membership units in Group, was compared to the calculated fair value of the reporting unit. The calculated fair value of the reporting unit was less than its indicated carrying value and the Company concluded that goodwill was impaired as of the Interim Assessment Date. The Company recorded an impairment charge of $23.9 million to write down the full value of goodwill of the reporting unit, which is included in Goodwill impairment loss in the condensed consolidated statements of operations for the nine months ended September 30, 2017.

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

Changes in goodwill for the nine months ended September 30, 2017 are presented in the following table and reflect the Company's single operating segment, with amounts in thousands:

Balance as of January 1, 2017	$23,479
Foreign currency translation adjustments	438
Impairment of goodwill	(23,917)
Balance as of September 30, 2017	$—

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Other Intangible Assets, net

The Company’s intangible assets consisted of the following as of September 30, 2017 and December 31, 2016, with amounts in thousands:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Customer relationships	$26,908	$(23,036)	$3,872	$35,460	$(27,522)	$7,938
Foreign currency translation adjustment	(3,316)	1,191	(2,125)	(4,971)	2,718	(2,253)
Total finite-lived intangible assets	23,592	(21,845)	1,747	30,489	(24,804)	5,685
Indefinite-lived intangible assets
License	600	—	600	600	—	600
Total Other intangible assets, net	$24,192	$(21,845)	$2,347	$31,089	$(24,804)	$6,285

In the second quarter of 2015, the Company acquired certain margin FX trading accounts from Citibank, N.A. and Citibank International Limited (the "Citibank Acquisition"). The asset purchase agreement provides for cash consideration payable quarterly based on a pre-determined formula until total payments reach $6.0 million ("Threshold"). Additional cash consideration ("Contingent Consideration") is payable if total payments meet the Threshold before the expiration of an initial 30-month period. The acquired accounts represent customer relationships and are recorded as intangible assets at an initial cost of $6.0 million. Transaction costs incurred were not material. The Contingent Consideration is recognizable when it becomes payable, i.e., when it is probable and reasonably estimable, consistent with the guidance in ASC 450-20, Loss Contingencies, and, to the extent any amounts are recorded, included in the cost basis of the acquired intangible assets. There was no Contingent Consideration recorded as of September 30, 2017. The customer relationships are amortized on a straight-line basis over a weighted-average amortization period of three years.

As a result of the sale of the Company's U.S.-domiciled customer accounts in the first quarter of 2017, the Company fully wrote off its customer relationship intangible assets related to US, including accounts acquired from the Citibank Acquisition. The write-off of $1.6 million reduced the gain recognized on the sale and is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the nine months ended September 30, 2017. There was no impairment of intangible assets during the year ended December 31, 2016.

Intangible assets related to businesses to be disposed of are included as a component of assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above. Amortization related to these intangible assets ceased as of the date they were determined to be held for sale.

Amortization expense from continuing operations included in the condensed consolidated statements of operations was $0.7 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2016, respectively. Amortization expense related to intangible assets to be disposed of (prior to the date they were determined to be held for sale) is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Estimated future amortization expense for intangible assets outstanding as of September 30, 2017 is as follows, with amounts in thousands:

Year Ending December 31,
Remainder of 2017	$401
2018	1,019
2019	327
Thereafter	—
$1,747

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Other Assets

Other assets comprised the following as of September 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Prepaid expenses	$5,699	$4,229
Cost method investment	1,103	1,103
Deposits	7,384	1,871
Other	46	161
Total	$14,232	$7,364

Other assets related to businesses classified as discontinued operations are included as a component of Assets held for sale on the condensed consolidated statements of financial condition and are not included in the table above (see Note 4).

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprised the following as of September 30, 2017 and December 31, 2016, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Operating expenses payable	$17,192	$24,926
Commissions payable	5,594	7,271
Bonus payable	6,619	22,210
Income tax payable	1,117	920
Interest due on borrowings	1,132	162
Other	2	2
Total	$31,656	$55,491

Accounts payable and accrued expenses as of September 30, 2017 and December 31, 2016 in the table above includes approximately $3.4 million and $17.2 million, respectively, related to the discontinued U.S. operation that did not meet the criteria for held for sale classification on the condensed consolidated statements of financial condition. The $3.4 million at September 30, 2017 primarily includes $1.2 million related to the digital advertising agreement (see Notes 4 and Note 16) and $0.8 million due under the terms of an asset purchase agreement for FX trading accounts acquired in prior years.  The $17.2 million at December 31, 2016 primarily includes regulatory settlements of $7.7 million, variable compensation of $3.7 million and legal and other professional fees of $2.5 million.

The table above excludes Accounts payable and accrued expenses related to other businesses classified as discontinued operations that are included as components of Liabilities held for sale on the condensed consolidated statements of financial condition (see Note 4).

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive instruments that were outstanding during the period. The Company uses the treasury stock method in accordance with ASC 260, Earnings per Share (“ASC 260”), to determine diluted EPS. Due to the Corporation's losses from continuing operations for the three and nine months ended September 30, 2017, any potential common shares were not included in the computation of diluted EPS as they would have had an antidilutive effect since the shares would decrease the loss per share. As a result, basic and diluted net loss per share of Class A common stock are equal for this period.

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

In computing diluted EPS, outstanding stock options and other equity awards granted to certain employees, non-employees and independent directors in the aggregate of 568,789 for each of the three and nine months ended September 30, 2017 and 734,518 for each of the three and nine months ended September 30, 2016 were excluded because they were antidilutive under the treasury method.

As described in Note 15, in June 2013 the Corporation issued $172.5 million principal amount of the Convertible Notes. The Convertible Notes are convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In accordance with ASC 260, the shares of the Corporation's Class A common stock issuable upon conversion of the Convertible Notes are included in the calculation of diluted EPS to the extent that the conversion value of the securities exceeds the principal amount. For diluted EPS purposes, the number of shares of the Corporation's Class A common stock that is necessary to settle such excess is considered issued. For the three and nine months ended September 30, 2017 and 2016, the conversion value did not exceed the principal amount and therefore the conversion effect was not included in the computation of diluted EPS because it was antidilutive under the treasury method.

As described in Note 15, the Corporation also entered into a warrant transaction in June 2013 whereby the Corporation sold to the counterparties warrants to purchase shares of the Corporation's Class A common stock. For the three and nine months ended September 30, 2017 and 2016, the warrants were not included in the computation of diluted EPS because they were antidilutive under the treasury method.

Additionally, the non-controlling members of Holdings have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of diluted EPS because the shares have no impact, or would not be dilutive or antidilutive under the treasury method. There were no exchanges of Holdings Units for shares of the Corporation’s Class A common stock during the three and nine months ended September 30, 2017 or 2016.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Earnings per Share - (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, with amounts in thousands except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted net income (loss) per share of Class A common stock:
Numerator
(Loss) income from continuing operations attributable to Global Brokerage, Inc.	$(13,561)	$(34,507)	$(42,340)	$87,627
Income (loss) from discontinued operations attributable to Global Brokerage, Inc.	27,880	(4,627)	23,280	(16,625)
Net income (loss) available to holders of Class A common stock	14,319	(39,134)	(19,060)	71,002
Earnings allocated to participating securities	—	—	—	—
Income (loss) available to common stockholders	$14,319	$(39,134)	$(19,060)	$71,002
Denominator
Weighted average shares of Class A common stock	6,143	5,603	6,143	5,603
Add dilutive effect of the following:
Stock options and RSUs(1)	—	—	—	—
Convertible note hedges	—	—	—	—
Warrants	—	—	—	—
Assumed conversion of Holdings Units for Class A common stock	—	—	—	—
Dilutive weighted average shares of Class A common stock	6,143	5,603	6,143	5,603
Net income (loss) per share of Class A common stock — Basic and Diluted:
Continuing operations	$(2.21)	$(6.15)	$(6.89)	$15.64
Discontinued operations	4.54	(0.83)	3.79	(2.97)
Net income (loss) per share of Class A common stock	$2.33	$(6.98)	$(3.10)	$12.67
____________________________________
(1) No dilutive effect for any period presented, therefore zero incremental shares included.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions

Amounts receivable from, and payable to, related parties are set forth below, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Receivables
Accounts receivable, net — Advances to Holdings non-controlling members	$3	$3
Accounts receivable, net — Advances to employees	46	55
Accounts receivable, net — Liquidity provider	—	308
Due from brokers — Due from Liquidity provider	—	128
Other assets — Prepaid to Equity method investee	45	—
Total receivables from related parties	$94	$494

Payables
Customer account liabilities — Employees and equity method investees	$5	$732
Accounts payable and accrued expenses — Equity method investment	—	180
Due to brokers — Due to liquidity provider	454	—
Liabilities held for sale — Due to Lucid non-controlling members in connection with the allocation of income to Lucid non-controlling members for services provided	1,487	741
Total payables to related parties	$1,946	$1,653

The Company has advanced funds for withholding taxes to several non-controlling members of Holdings. The outstanding balances as of September 30, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

The Company has advanced funds to several employees. The outstanding balances as of September 30, 2017 and December 31, 2016, included in the table above, are included in Accounts receivable, net in the condensed consolidated statements of financial condition.

In July 2016, UK LTD entered into a trading relationship with an affiliate of Leucadia to provide CFD pricing for the Company's clients. The Leucadia affiliate was 24.0% owned by Jefferies, LLC ("Jefferies"), a wholly-owned subsidiary of Leucadia, prior to being sold in July 2017. In June 2017, the Company discontinued trading with the Leucadia affiliate. Trading losses recorded by the Company, which are included in Trading revenue in the condensed consolidated statements of operations, were nil and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.3 million for the three and nine months ended September 30, 2016 respectively. As of September 30, 2017 and December 31, 2016, Accounts receivable, net on the condensed consolidated statements of financial condition included a receivable from the Leucadia affiliate of nil and $0.3 million, respectively, for trading profits. As of September 30, 2017 and December 31, 2016, Due from brokers on the condensed consolidated statements of financial condition included nil and $0.1 million, respectively, due from the Leucadia affiliate for open trade positions.

In January 2014, in connection with the formation of V3 by the Company and the non-controlling members of Lucid, the non-controlling members of Lucid borrowed approximately $7.9 million from the Company to assist with funding their portion of the capital contribution. The amount borrowed was due in 2017 and bore interest at the rate of 2% per annum. During the second quarter of 2016, management determined that the non-controlling members of Lucid would not be required to repay the notes receivable and the debt would be forgiven. Accordingly, the Company recorded a provision for the debt forgiveness in the amount of $8.2 million for the principal amount thereof plus accrued interest, which was recorded in earnings as a component of General and administrative expense for the nine months ended September 30, 2016. There was no interest income related to the notes receivable for the three and nine months ended September 30, 2017. Interest income related to the notes receivable was nil and $0.1 million for the three and nine months ended September 30, 2016, respectively.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions - (continued)

During 2015, Lucid acquired ownership interests and shares in CME Group Inc. from one of the non-controlling members of Lucid in a market-based transaction. The total carrying value of the ownership interests and shares was $3.7 million as of both September 30, 2017 and December 31, 2016, and are included in Assets held for sale in the condensed consolidated statements of financial condition (see Note 4).

The Company recorded a prepaid expense to an equity method investee for software licensing. The amounts as of September 30, 2017 and December 31, 2016, included in the table above, are included in Other assets on the condensed consolidated statements of financial condition. The expense recorded by the Company was not material and $0.2 million for the three and nine months ended September 30, 2017, respectively, and nil for each of the three and nine months ended September 30, 2016 for such software licensing services, which is included in Communications and technology expense in the condensed consolidated statements of operations.

Customer account liabilities on the condensed consolidated statements of financial condition include balances for employees and equity method investees in the amounts noted in the table above.

Included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition are amounts payable to an equity method investee for platform trading services of nil and $0.2 million as of September 30, 2017 and December 31, 2016, respectively. The Company recorded nil and $0.1 million in the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.8 million in the three and nine months ended September 30, 2016, respectively, for such platform services, which is included in Communication and technology expense in the condensed consolidated statements of operations. The equity method investee was sold in June 2017 and the Company recorded a gain of $0.2 million (see Note 6).

In connection with the sale of the U.S.-domiciled accounts to Gain, Jefferies provided transaction services. Compensation for the services is equal to 3% of the gross proceeds. Compensation for such services, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations, was not material and $0.2 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the Company paid all amounts owed to Jefferies.

In April 2017, Australia entered into a trading relationship with Jefferies to provide FX pricing for the Company's clients. For the three and nine months ended September 30, 2017, the Company recorded trading losses of $4.3 million and $7.0 million, respectively, which are included in Trading revenue in the condensed consolidated statements of operations. Australia also paid Jefferies prime broker fees, which are not material and $0.1 million for the three and nine months ended September 30, 2017, respectively, and included in Trading costs, prime brokerage and clearing fees in the condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, Due to brokers on the condensed consolidated statements of financial condition included $0.5 million and nil, respectively payable to Jefferies.

Jefferies held $6.9 million of the Convertible Notes as of both September 30, 2017 and December 31, 2016.

Amounts due related to the allocation of income to Lucid non-controlling members for services provided were $1.5 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively, and are included in Liabilities held for sale in the condensed consolidated statements of financial condition (see Note 4).

During the three and nine months ended September 30, 2016, the Company received nil and $0.1 million, respectively, from FastMatch, an entity in which the Company owned a 34.0% equity interest prior to its sale in August 2017 (see Note 6), for occupancy and operational costs, which is included in Other income in the condensed consolidated statements of operations. There were no such costs incurred nor any related amounts received from FastMatch during the three and nine months ended September 30, 2017.

Jefferies was engaged by FastMatch to provide financial advisory services in connection with the FastMatch sale, which was completed in August 2017. Jefferies received approximately $3.0 million in compensation from the sales proceeds.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Related Party Transactions - (continued)

Exchange Agreement

The members of Holdings (other than the Corporation) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. There was no activity under the exchange agreement during the nine months ended September 30, 2017 or 2016.

Equity Distribution Agreement

Pursuant to the terms of an equity distribution agreement (the "Equity Distribution Agreement") entered into in October 2016 (see Note 19), the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $15.0 million, through Jefferies as a sales agent. Jefferies will receive a commission of 3.0% of the gross sales price per share for any shares sold through it as the Company’s sales agent under the Equity Distribution Agreement. For the three and nine months ended September 30, 2017, no amount has been paid to Jefferies. The Company has agreed to reimburse a portion of the expenses that Jefferies incurs in connection with the offer and sale of the common stock. There were no reimbursements of such expenses recorded for the three and nine months ended September 30, 2017.

Payments under Tax Receivable Agreement

The Corporation entered into a tax receivable agreement with the members of Holdings, including former members of Holdings (other than the Corporation) that will provide for the payment by the Corporation to Holdings’ members (other than the Corporation) as defined therein. Assuming sufficient taxable income is generated such that the Corporation fully realizes the tax benefits of the amortization specified in the tax receivable agreement, the aggregate payments currently estimated that would be due are $145.6 million as of both September 30, 2017 and December 31, 2016. During the first quarter of 2015, the Corporation determined that it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up for which a portion of the benefit would be owed to the non-controlling members of Holdings under the tax receivable agreement and reduced the contingent liability under the tax receivable agreement to zero. As of September 30, 2017, the Corporation continues to believe it will not benefit from the tax deduction and the contingent liability remains zero. There were no payments required to be made during the nine months ended September 30, 2017 pursuant to the tax receivable agreement. During the nine months ended September 30, 2016, a payment of $0.2 million was made pursuant to the tax receivable agreement for the 2014 tax year. The Corporation does not currently expect to make a payment for the 2016 and 2017 tax years.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Net Capital Requirements

As described in Note 1, as a result of regulatory settlements reached with the CFTC and the NFA in February 2017, US has withdrawn from business in the U.S. and terminated its registrations with the CFTC and the NFA. Accordingly, US is no longer a regulated entity as of September 30, 2017.

The Company's regulated entities are subject to minimum capital requirements in their respective jurisdictions. The minimum capital requirements of the entities below may effectively restrict the payment of cash distributions by the subsidiaries. The tables below present the capital, as defined by the respective regulatory authority, the minimum capital requirement and the excess capital for the following regulated entities as of September 30, 2017 and December 31, 2016, with amounts in millions:

	As of September 30, 2017
	UK LTD	Australia	Lucid LLP
Capital	$84.5	$11.4	$8.9
Minimum capital requirement	20.0	1.9	4.5
Excess capital	$64.5	$9.5	$4.4

	As of December 31, 2016
	US	UK LTD	Australia	Lucid LLP
Capital	$47.5	$83.4	$16.6	$10.2
Minimum capital requirement	33.3	22.0	1.1	4.2
Excess capital	$14.2	$61.4	$15.5	$6.0

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction

On January 15, 2015, the Company's customers suffered significant losses and generated negative equity balances ("debit balances") owed to it of approximately $275.1 million. This was due to the unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank (the "SNB") discontinued its currency floor of 1.2 CHF per EUR on that date. When a customer entered a EUR/CHF trade with the Company, the Company executed an identical trade with a FX market maker. During the historic move, liquidity became extremely scarce and shallow, which affected execution prices.  This liquidity issue resulted in some customers having losses in excess of their account balance. While customers could not cover their margin call with the Company, the Company still had to cover the same margin call with the FX market maker.  When a customer profits in the trade, the Company gives the profits to the customer, however, when the customer is not profitable on that trade the Company is obligated to pay the FX market maker regardless of whether the Company collects the funds from its customers. These debit balances resulted in a temporary breach of certain regulatory capital requirements.

On January 16, 2015, Holdings and Group entered into the Credit Agreement with Leucadia, as administrative agent and lender, which was subsequently amended on January 24, 2015 and thereafter. On January 16, 2015, Holdings and Group also entered into a related financing fee agreement with Leucadia (the “Fee Letter”). The financing provided to the Company pursuant to these agreements, which is described below, enabled the Company to maintain compliance with regulatory capital requirements and continue operations.  On January 16, 2015, the Corporation, Holdings, Group and Leucadia also entered into the Letter Agreement, which was subsequently amended on January 24, 2015, that set the terms and conditions upon which the Corporation, Holdings and Group would pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Group and contributed all of the equity interests owned by Holdings in its subsidiaries to Group. On September 1, 2016, the Company completed a restructuring transaction with Leucadia that, among other changes, amended the Credit Agreement and the Letter Agreement. The principal changes resulting from the restructuring transaction with Leucadia are described below.

Restructuring Transaction

On September 1, 2016, pursuant to the Restructuring Transaction, the Company and Leucadia agreed to amend the terms of the Credit Agreement and to terminate the Letter Agreement. The Letter Agreement was replaced with the Group Agreement. The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC (“Group”). Pursuant to the Group Agreement, Leucadia acquired a 49.9% membership interest in Group, with Holdings owning the remaining 50.1% membership interest in Group. Group and Holdings also entered into a management agreement pursuant to which Holdings managed the assets and day-to-day operations of Group (the "Management Agreement") until October 1, 2017, when the Management Agreement was terminated. Additionally, Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”) under which participants were entitled to certain distributions made after the principal and interest under the Credit Agreement were repaid in their entirety. The Management Incentive Plan was terminated on November 8, 2017 (see Note 23). The events described herein are collectively referred to as the "Restructuring Transaction."

Principal Changes to the Credit Agreement

In connection with the Restructuring Transaction on September 1, 2016, the Company entered into a first amendment to the Credit Agreement (the “First Amendment”). The First Amendment extends the maturity date of the Credit Agreement by one year to January 16, 2018. Additionally, the First Amendment permits the Company to defer any three of the remaining interest payments by paying interest in kind. Until the Credit Agreement is fully repaid, all distributions and sales proceeds will continue to be used solely to repay the principal plus interest.

The Company concluded that the terms of the First Amendment and the original credit agreement dated January 24, 2015 were not substantially different. Accordingly, the First Amendment was accounted for as a modification on a prospective basis pursuant to ASC 470, Debt ("ASC 470"). The components of interest expense related to the Credit Agreement, which are included in Interest on borrowings in the condensed consolidated statements of operations, including contractual interest, deferred interest and previously unamortized discounts, fees and costs, are amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended by the First Amendment, using the effective interest method.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

As described in Note 1 under "Financial Condition," in conjunction with the Plan, the terms of the Credit Agreement will, upon the effective date of the Plan, be amended to extend the maturity of the Term Loan under the Credit Agreement by an additional year to January 16, 2019 (see Note 23).

Second Amendment to the Credit Agreement

In connection with the CFTC regulatory fine of $7.0 million described in Note 1, Leucadia consented to waive compliance with provisions of the Credit Agreement and the Group Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of $3.5 million of funds from Group to Holdings with respect to the payment of the fine (the “Payment”). Furthermore, the members of Group consented to waive compliance with provisions of the Group Agreement regarding distributions (as defined in the Group Agreement) with respect to the Payment. In consideration for entering into the waiver, the Company agreed to pay a fee to Leucadia in the amount of $3.5 million. On February 22, 2017, Group, Holdings and Leucadia entered into a second amendment to the Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million.

The Company concluded that the terms of the Second Amendment and the original credit agreement dated January 24, 2015 were not substantially different. Accordingly, the Second Amendment was accounted for as a modification on a prospective basis pursuant to ASC 470. The $3.5 million waiver fee was reflected as additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended by the First Amendment, using the effective interest method.

Third Amendment to the Credit Agreement

Leucadia consented to waive compliance with provisions in the Credit Agreement and the LLC Agreement regarding restricted payments (as defined in the Credit Agreement) in order to permit the distribution of funds from Group to Holdings on occasion with respect to the payment of certain expenses associated with the restructuring of the Convertible Notes (not to exceed $5.0 million in the aggregate). The members of Group also consented to waive compliance with provisions of the LLC Agreement regarding distributions (as defined in the LLC Agreement) to permit such payments. Additionally, Leucadia consented to waive compliance with the minimum fixed charge coverage ratio (as defined in the Credit Agreement) in order to permit Group to distribute the necessary funds to Holdings to make the interest payments due on the Convertible Notes. The above described consents and waivers are collectively referred to as the "Waiver".

In consideration for entering into the Waiver, the Company agreed to pay a fee to Leucadia each time a payment is made equal to the amount of such payment through an increase to the aggregate principal outstanding balance of the Credit Agreement. On May 12, 2017, Group, Holdings and Leucadia entered into a third amendment to the Credit Agreement (the “Third Amendment”) to effect this agreement. From the date of the Third Amendment through September 30, 2017, the Company paid $2.4 million of such fees. Pursuant to the Third Amendment, the aggregate principal outstanding balance of the Credit Agreement was increased by $2.4 million.

The Company concluded that the terms of the Third Amendment and the original credit agreement dated January 24, 2015 were not substantially different. Accordingly, the Third Amendment was accounted for as a modification on a prospective basis pursuant to ASC 470. The $2.4 million waiver fee was reflected as additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement, as amended by the First Amendment, using the effective interest method.

Other than the changes described above resulting from the First Amendment, the Second Amendment, and the Third Amendment, the principal terms of the Credit Agreement remain unchanged.

Principal Changes to the Letter Agreement

Pursuant to the Restructuring Transaction, the Letter Agreement was terminated effective September 1, 2016 and the parties signed the Group Agreement. The Group Agreement provides that Group is governed by a six-member board of directors, comprising three directors appointed by Leucadia and three directors appointed by Holdings. The Group Agreement specifies the terms according to which the cash distributions and earnings or loss of Group are to be allocated to its members

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

under the Current Waterfall, which is described below. Distributions from Group, other than certain permitted payments, cannot be made under the Group Agreement until the principal and interest due under the Credit Agreement are repaid. Pursuant to the Group Agreement, Leucadia and the Company each have the right to request the sale of Group after January 16, 2018, subject to both Leucadia and Holdings accepting the highest reasonable sales price.

Management Agreement

Leucadia had agreed to the Management Agreement with Holdings with an initial term through January 15, 2018, unless earlier terminated. In the Management Agreement, a number of rights were granted unilaterally to Holdings as the manager, including the right to create and implement a detailed budget, appoint and terminate the executive officers of Group and make day-to-day decisions in the ordinary course.

On February 2, 2017, Group, Holdings and Leucadia entered into Amendment No. 1 to the Management Agreement (the “Management Agreement Amendment”), which amended the Management Agreement to provide that the Management Agreement may be terminated by a vote of at least three members of the board of directors of Group after the occurrence of an event for cause or a change of control (as defined). The Management Agreement Amendment did not change the Company's conclusion that Holdings is the primary beneficiary of Group and therefore Holdings continues to consolidate the financial results of Group.

On October 1, 2017, the Management Agreement, as amended, was terminated by Holdings and Leucadia. The termination of the Management Agreement, as amended, did not change the Company's conclusion that Holdings is the primary beneficiary of Group and therefore Holdings continues to consolidate the financial results of Group.

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

At adoption, the Company determined that the Management Incentive Plan was a share-based payment arrangement to be accounted for as a liability award under ASC 718. As of the Effective Date, the Company estimated the fair value of the Management Incentive Plan at $53.5 million. The Management Incentive Plan included a performance condition whereby it only becomes an obligation after the principal and interest under the Credit Agreement are fully repaid. Accordingly, compensation expense is recognized for the award over the requisite service period when it becomes probable that the performance condition would be satisfied pursuant to ASC 718. At each reporting date, the Company estimates the fair value of the Management Incentive Plan and assesses the probability of repaying the Credit Agreement and therefore of achieving the performance condition.

As of September 30, 2017, the fair value of the Management Incentive Plan was estimated at $20.5 million. As of September 30, 2017, the Company determined that it is not probable that the performance condition would be satisfied and, accordingly, has not recognized compensation expense related to the award for the three and nine months ended September 30, 2017.

On November 8, 2017, the Management Incentive Plan was terminated (see Note 23).

Allocations of Group Distributions (Current Waterfall)

The contractual provisions in the Group Agreement specify how certain distributions from Group are to be allocated among Leucadia, the Company and the Company’s senior management members participating in the Management Incentive Plan (prior to the termination of the Management Incentive Plan) (see Note 23). The distributions include net proceeds received in connection with certain transactions, including sales of assets, dividends or other capital distributions, the sale of Group (whether by merger, stock purchase, sale of all or substantially all of Group’s assets or otherwise), the issuance of any debt or equity securities, and other specified non-ordinary course events, such as certain tax refunds and litigation proceeds. Due to the

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

termination of the Management Incentive Plan on November 8, 2017, the Current Waterfall no longer contains any percentage for management, and thus, the Current Waterfall will result in the following distributions from Group:

Distributable Amount	Current Waterfall
Amounts due under the Credit Agreement	100% Leucadia
Next $350 million	50% Leucadia / 50% Holdings
Next $600 million	90% Leucadia / 10% Holdings
All aggregate amounts thereafter	60% Leucadia / 40% Holdings

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

In addition to the allocations of cash distributions and the net profit and net loss of Group described above, Leucadia and its assignees are entitled to tax distributions under the Group Agreement. If any such tax distributions are made, the amounts of such distributions reduce the payments to be made to Leucadia and its assignees pursuant to the Current Waterfall (other than with respect to the repayment of the Credit Agreement).

The Group Agreement provides that following January 16, 2018, or, if earlier, at any time following a change of control (defined below), Leucadia and the Company will each have the right to cause the sale of Holdings, Group, and/or any of their respective subsidiaries for cash at the highest reasonably available price, subject to both Leucadia and Holdings reasonably accepting such sales price. Upon the occurrence of such event, Group will distribute the cash to Leucadia and the Company in accordance with the Current Waterfall described above.

In the event of a change of control, at the election of Leucadia or its assignees, Holdings and Group will be required to pay Leucadia and its assignees in cash a one-time payment equal to the fair market value of their economic rights under the Group Agreement. For this purpose, change of control is generally defined as an event or series or events by which (i) a person or group acquires 40% or more of the voting interests of the Corporation, (ii) the Corporation and the existing members of Holdings cease to own 90% of the equity interests of Holdings, (iii) the Corporation ceases to be the sole managing member of Holdings or (iv) subject to certain exceptions, a majority of the members of the board of directors of the Corporation, Holdings or Group cease to be directors during a 12-month period. The Company obtained a consent and waiver from Leucadia on May 15, 2017 in order for the Corporation to reduce the size of its board of directors. Leucadia agreed to waive the change of control condition (iv) described above for a one-year period from the date of the consent and waiver solely to permit the Corporation to restructure and reduce the size of its board of directors.

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

As the economic substance of the instrument significantly changed when Leucadia received non-controlling membership units in Group, the Company concluded that the exchange of the Letter Agreement for the membership interest was an extinguishment of the Letter Agreement. Accordingly, the derivative liability resulting from the Letter Agreement was

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

derecognized as of the date of the Restructuring Transaction. As of the date of the Restructuring Transaction, the estimated fair value of the derivative liability was $235.5 million, which was also the fair value of the non-controlling membership units in Group, resulting in no gain or loss recognized on the exchange. The change in the estimated fair value of the derivative liability for the three and nine months ended September 30, 2016 was a loss of $26.1 million and a gain of $212.9 million, respectively, which were recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. There is no Letter Agreement as of September 30, 2017 or December 31, 2016.

The Company considered the guidance in ASC 480 and determined that the non-controlling interest held by Leucadia falls within the scope of ASC 480 because it is redeemable for cash upon a contingent event that is not solely within the control of the Company and, accordingly, is classified outside of permanent equity on the condensed consolidated statements of financial condition as Redeemable non-controlling interest. The Company evaluates the probability of redemption at each reporting date. As of September 30, 2017, the Company concluded that the non-controlling interest in Group is not currently redeemable and it is not probable that it will become redeemable as the likelihood that the redemption feature will be triggered is not considered probable. Accordingly, subsequent adjustment of the redeemable non-controlling interest to its estimated redemption value is not required pursuant to ASC 480. If the non-controlling interest in Group becomes redeemable, or if redemption becomes probable, an adjustment will be made to adjust the redeemable non-controlling interest to its estimated redemption value.

The allocation of the cash distributions and earnings or loss from Group based on the Current Waterfall differs from the controlling and non-controlling members' stated ownership percentages. The Company determined that the Current Waterfall represents a substantive profit sharing arrangement and concluded that the appropriate methodology for calculating the redeemable non-controlling interest at each reporting date is the HLBV method. The Company applies the HLBV method using a balance sheet approach. Under the HLBV method, a calculation is performed at each balance sheet date to determine the amount the controlling and non-controlling member would each hypothetically receive assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the Current Waterfall. The difference between the liquidating distribution amounts calculated at the beginning and end of each period, after adjusting for capital contributions and distributions, is the controlling and non-controlling members' share of the earnings or loss from Group. The non-controlling member's share is reported in Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC in the condensed consolidated statements of operations.

At the date of the Restructuring Transaction, the redeemable non-controlling interest was initially recorded at its fair value of $235.5 million, and subsequently adjusted for the allocation of the net assets of Group among the controlling and non-controlling members according to the terms of the Current Waterfall to establish a carrying amount for the non-controlling interest at issuance on September 1, 2016 of $49.3 million (see Note 3). The share of the income or loss and other comprehensive income or loss of Group is allocated to the non-controlling member each reporting period based on the HLBV method. As of September 30, 2017 and December 31, 2016, the carrying amount of the Redeemable non-controlling interest on the condensed consolidated statements of financial condition was $49.5 million and $46.4 million, respectively.

Credit Agreement

The Credit Agreement provided for the $300.0 million Term Loan made by Leucadia to Holdings and Group.  The net proceeds of the Term Loan ($279.0 million) were used to replace capital in the Company’s regulated entities to cover negative client balances and pay down outstanding revolving debt.

The Term Loan under the Credit Agreement matures on January 16, 2018.  The obligations under the Credit Agreement are guaranteed by certain wholly-owned unregulated domestic subsidiaries of the Company and are secured by substantially all of the assets of Holdings and certain subsidiaries of the Corporation, including a pledge of all of the equity interests in certain of Holdings’ domestic subsidiaries and 65% of the voting equity interests in certain of its foreign subsidiaries.

The Term Loan had an initial interest rate of 10% per annum, increasing by 1.5% per annum each quarter, until it reached a maximum of 20.5% per annum (before giving effect to any applicable default rate). Beginning with the fourth quarter of 2016, the interest rate on the Term Loan is 20.5%, which is fixed until maturity. Under certain circumstances, a default interest rate could apply on all obligations during the event of default at a per annum rate equal to 2% above the applicable

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

interest rate. The Company has the right to defer any three of the remaining interest payments by paying interest in kind. The Company has not deferred any interest payments during the three and nine months ended September 30, 2017 or 2016.

The Credit Agreement required the payment of a deferred financing fee in an amount equal to $10.0 million, with an additional fee of up to $30.0 million payable in the event the aggregate principal amount of the Term Loan outstanding on April 16, 2015 was greater than $250.0 million or the deferred financing fee of $10.0 million (plus interest) had not been paid on or before such date. Prior to April 16, 2015, the Company repaid approximately $56.5 million which reduced the aggregate principal to $243.5 million on April 16, 2015. Additionally, the Company paid the $10.0 million deferred financing fee prior to April 16, 2015. Accordingly, the Company was not obligated to pay the additional $30.0 million fee. As of September 30, 2017, the Company has paid $248.3 million of principal, of which $10.0 million was applied to the deferred financing fee.

The Credit Agreement is subject to various conditions and terms such as requiring mandatory prepayments, including from proceeds of dispositions, condemnation and insurance proceeds, debt issuances, equity issuances, and capital contributions. The Credit Agreement requires monthly payments of the Term Loan from proceeds received during the immediately preceding calendar month from accounts receivable related to customer debit balances. The Term Loan may be voluntarily prepaid without penalty.

The Credit Agreement includes a variety of restrictive covenants, including, but not limited to: limitations on the ability to merge, dissolve, liquidate, consolidate or sell, lease or otherwise transfer all or substantially all assets; limitations on the incurrence of liens; limitations on the incurrence of debt by subsidiaries; limitations on the ability of Group to make distributions in respect of its equity interests including distributions to pay interest due on the Convertible Notes and limitations on transactions with affiliates, without the prior consent of the lender.  The Credit Agreement also provides for events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; failure to maintain compliance with the other covenants contained in the Credit Agreement; default under other material debt; the existence of bankruptcy or insolvency proceedings; insolvency; and a change of control.

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

As of September 30, 2017 and December 31, 2016, the fair value of the derivative liability resulting from the Credit Agreement was estimated at nil and $6.2 million, respectively, and is included in Credit Agreement — Related Party on the

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

condensed consolidated statements of financial condition. The change in the estimated fair value of the derivative liability at each reporting date is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

The balance of the Credit Agreement — Related Party as of September 30, 2017 and December 31, 2016 was as follows, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Debt principal	$67,635	$154,509
Original issue discount	(938)	(7,857)
Deferred waiver fee — Second Amendment	(592)	—
Deferred waiver fee — Third Amendment	(1,428)	—
Discount — issuance fee	(192)	(1,276)
Deferred financing fee	(139)	(918)
Debt issuance costs	(17)	(114)
Embedded derivative — Mandatory prepayment provision	—	6,172
Debt — net carrying value	$64,329	$150,516

As of September 30, 2017, the Credit Agreement — Related Party is reflected in current liabilities on the condensed consolidated statements of financial condition based on its maturity date. As of December 31, 2016, the Credit Agreement — Related Party was included in non-current liabilities on the condensed consolidated statements of financial condition.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

Interest expense related to the Credit Agreement — Related Party included in Interest on borrowings in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, consists of the following, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest	$4,732	$9,221	$18,569	$25,313
Deferred interest	(715)	(1,128)	(2,342)	(2,338)
Amortization of original issue discount	2,235	6,835	6,919	23,905
Amortization of deferred waiver fee — Second Amendment	1,246	—	2,908	—
Amortization of deferred waiver fee — Third Amendment	940	—	967	—
Amortization of issuance fee discount	404	975	1,084	3,365
Amortization of deferred financing fee	291	702	779	2,422
Amortization of debt issuance costs	36	88	97	301
Total interest expense — Credit Agreement —Related Party	$9,169	$16,693	$28,981	$52,968

The Company records deferred interest for the difference between the current period's contractual rate based on the terms of the Term Loan and the amortization of the incremental step-up in the contractual rate over the life of the Term Loan.

The Company paid an issuance fee of $21.0 million to Jefferies LLC, an affiliate of Leucadia, at the inception of the Term Loan. The issuance fee was allocated to the Credit Agreement and the Letter Agreement based on the initial fair values of the Credit Agreement and the Letter Agreement. The portion of the issuance fee allocated to the Credit Agreement was $13.9 million and the portion allocated to the Letter Agreement was $7.1 million. The portion allocated to the Credit Agreement is reflected as a discount to the Term Loan balance on the condensed consolidated statements of financial condition, and is recorded to Interest on borrowings using the effective interest method. Subsequent to the date of the Restructuring Transaction, the discount is amortized over the remaining term of Credit Agreement. Amortization of the issuance fee included in Interest on borrowings was $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

The deferred waiver fee related to the Second Amendment of $3.5 million incurred on February 22, 2017 is amortized using the effective interest method over the remaining term of the Credit Agreement. Amortization of the deferred waiver fee related to the Second Amendment included in Interest on borrowings was $1.2 million and $2.9 million for the three and nine months ended September 30, 2017, respectively.

The deferred waiver fees related to the Third Amendment of $1.4 million and $2.4 million incurred in the three and nine months ended September 30, 2017, respectively, are amortized using the effective interest method over the remaining term of the Credit Agreement. Amortization of the deferred waiver fees related to the Third Amendment included in Interest on borrowings was $0.9 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.

In addition to the $21.0 million issuance fee, the Company incurred $1.8 million of issuance costs related to both the Credit Agreement and Letter Agreement. The issuance costs were allocated to the Credit Agreement and Letter Agreement based on the initial fair values of the Credit Agreement and Letter Agreement. The issuance costs allocated to the Credit Agreement and Letter Agreement were $1.2 million and $0.6 million, respectively. Issuance costs allocated to the Credit Agreement were recorded as deferred issuance costs and are amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred issuance costs are amortized over the remaining term of the Credit Agreement. Amortization of Credit Agreement issuance costs included in Interest on borrowings was not material and $0.1 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.3 million for the three

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14. Leucadia Transaction - (continued)

and nine months ended September 30, 2016, respectively. The portion allocated to the Letter Agreement was recorded as a charge to earnings in the first quarter of 2015.

The deferred financing fee of $10.0 million is amortized using the effective interest method. Subsequent to the date of the Restructuring Transaction, the deferred financing fee is amortized over the remaining term of the Credit Agreement. Amortization of the deferred financing fee included in Interest on borrowings was $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. The deferred financing fee was paid on April 1, 2015.

Note 15. Debt

Convertible Notes due 2018

In June 2013, the Corporation issued $172.5 million principal amount of the Convertible Notes maturing on June 15, 2018 and received net proceeds of $166.5 million, after deducting the initial purchasers' discount and offering expenses. The Convertible Notes require the payment of interest semi-annually on June 15 and December 15 at a rate of 2.25% per year, commencing December 15, 2013. The indenture governing the Convertible Notes does not prohibit the Corporation from incurring additional senior debt or secured debt, nor does it prohibit any of its subsidiaries from incurring additional liabilities.

The Convertible Notes are convertible at an initial conversion rate of 5.32992 shares of the Corporation's Class A common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $187.62. In addition, following certain corporate transactions that occur prior to the maturity date, the Corporation will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such corporate transaction. Upon conversion, the Corporation will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Corporation will deliver shares of its Class A common stock (unless it elects to deliver cash in lieu of all or a portion of such shares).

As described in Note 1 under "Financial Condition" the Corporation was notified on May 2, 2017 by Nasdaq that the market value of its publicly held shares does not meet the requirement for continued listing under The Nasdaq Global Market's listing standards. On November 6, 2017, the Corporation was notified that the market value of its publicly held shares failed to meet the listing requirement under Nasdaq Listing Rule 5450(b)(2), and that Nasdaq will remove the Corporation from The Nasdaq Global Market. Upon the Corporation's application, Nasdaq has approved the Corporation's publicly held shares to trade on The Nasdaq Capital Market effective November 13, 2017.

Although the Corporation's publicly held shares are expected to be traded on The Nasdaq Capital Market, the Corporation's failure to remain listed on the Nasdaq Global Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes as a result of the Corporation's failure to remain listed on the Nasdaq Global Market, the Convertible Notes are due to mature in June 2018. As of September 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent a restructuring of the debt or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. On November 10, 2017, the Corporation announced that it entered into a restructuring support agreement to restructure the Convertible Notes pursuant to a prepackaged plan of reorganization to be filed under Chapter 11 of the United States Bankruptcy Code. Assuming that the Corporation's Chapter 11 Plan is approved, the Convertible Notes will be exchanged for a new series of senior secured notes due five years from the effective date of the Corporation’s Chapter 11 Plan (see Note 23).

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Debt - (continued)

Convertible Note Hedges

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with certain counterparties (the “Convertible Note Hedge Transaction”). The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Corporation's Class A common stock that will initially underlie the Convertible Notes. Concurrently with entering into the Convertible Note Hedge Transaction, the Company also entered into a separate, privately negotiated warrant transaction (the “Warrant Transaction”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Corporation's Class A common stock as in the Convertible Note Hedge Transaction. The strike price of the Warrant Transaction was initially $212.40 per share of the Corporation's Class A common stock. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

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

The Convertible Note Hedge Transaction and the Warrant Transaction are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and do not affect any holder's right under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Convertible Note Hedge Transaction or the Warrant Transaction.

Under ASC 470, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470 on the accounting for the Convertible Notes is that the fair value of the equity component is included in additional paid-in capital in the stockholders' equity section of the Company's condensed consolidated statements of financial condition and the principal amount of the Convertible Notes is reduced by original issue discount to reflect the Convertible Notes fair value at issuance. At issuance, the equity component of the Convertible Notes was valued at $29.1 million and the Convertible Notes were valued at $144.1 million. The original issue discount on the Convertible Notes was $29.1 million, which is amortized over the life of the Convertible Notes using the effective interest rate of 6.20%.

The Company incurred $6.0 million of Convertible Notes issuance costs. The debt issuance costs are amortized to interest expense over the life of the Convertible Notes.

The balances of the liability and equity components as of September 30, 2017 and December 31, 2016 were as follows, with amounts in thousands:

	As of
	September 30, 2017	December 31, 2016
Liability component — principal	$172,500	$172,500
Deferred bond discount	(4,632)	(9,355)
Deferred debt issuance costs	(813)	(1,720)
Liability component — net carrying value	$167,055	$161,425
Equity component	$29,101	$29,101

As of September 30, 2017, the Convertible Notes are reflected in current liabilities on the condensed consolidated statements of financial condition based on their maturity date. As of December 31, 2016, the Convertible Notes were included in non-current liabilities on the condensed consolidated statements of financial condition.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15. Debt - (continued)

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations, consists of the following, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated coupon rate	$970	$970	$2,910	$2,911
Amortization of deferred bond discount	1,604	1,508	4,723	4,443
Amortization of debt issuance cost	302	302	907	906
Total interest expense — Convertible Notes	$2,876	$2,780	$8,540	$8,260

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
As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. As of September 30, 2017 and December 31, 2016, the liability related to the advertising agreement was $2.9 million and $0.4 million, respectively. Of the $2.9 million recorded as of September 30, 2017, which is included as a component of the Company's restructuring costs (see Note 22), $1.2 million is included in Accounts payable and accrued expenses and $1.7 million is included in Other non-current liabilities on the condensed consolidated statements of financial condition. The entire amount recorded as of December 31, 2016 is included in Accounts payable and accrued expenses on the condensed consolidated statements of financial condition. The Company recognized expense of $0.1 million and $4.2 million for the three and nine months ended September 30, 2017, respectively, related to the digital advertising agreement, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.
Guarantee
In March 2017, the Company entered into a continuing guarantee with Citibank, N.A ("Citibank") pursuant to which Group unconditionally guaranteed to Citibank the payment of all amounts due and payable by Lucid LLP in connection with transactions under and defined by the ISDA Master Agreement between Citibank and Lucid LLP dated July 1, 2013 (the "Guarantee"). As guarantor, Group's maximum potential liability under the Guarantee is $10.0 million less the collateral transferred by Lucid LLP to Citibank under the ISDA Credit Support Annex dated July 1, 2013. There have been no payments made by Group to Citibank under the Guarantee for the three and nine months ended September 30, 2017. There is no liability recorded for the Guarantee on the consolidated statements of financial condition as of September 30, 2017.

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

The Company also engages in hedge trading in its electronic market making and institutional foreign exchange spot and futures markets through its Lucid subsidiary and, prior to the V3 Transaction in August 2017, its V3 subsidiary. As discussed in Note 4, Lucid and V3 are reported as discontinued operations for all periods presented. Accordingly, the gains or losses on hedge trading in the Company's electronic market making and institutional foreign exchange spot and futures markets are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

The Company also enters into options, futures, forward foreign currency contracts and commodity contracts through Lucid and V3 (prior to the V3 Transaction). Options grant the purchaser, for the payment of a premium, the right to either purchase from or sell to the writer a specified instrument under agreed terms. A forward contract is a commitment to purchase or sell an asset at a future date at a negotiated rate. The Company's derivative assets and liabilities held for trading purposes in connection with Lucid and V3 (prior to the V3 Transaction) are recorded in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated statements of financial condition. Gains or losses on options, futures and forward contracts held for trading purposes in connection with Lucid and V3 (prior to the V3 Transaction) are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Derivative Financial Instruments - (continued)

The following tables present the gross and net fair values of the Company's derivative transactions and the related offsetting amount permitted under ASC 210 and ASC 815 as of September 30, 2017 and December 31, 2016. Derivative assets and liabilities are net of counterparty and collateral offsets. Collateral offsets include cash margin amounts posted with brokers. Under ASC 210, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements, with amounts in thousands:

		As of September 30, 2017
		Derivative Assets		Derivative Liabilities
	Statement of Financial Condition Location	Fair Value	Notional	Fair Value	Notional
CFD contracts	Due from/Due to brokers(2)	$9	$1,217	$155	$40,053
Futures contracts	Due from/Due to brokers(2)	39	9,373	994	184,313
OTC options	Assets/liabilities held for sale(1)	1,664	228,546	1,127	253,757
Total derivatives, gross		$1,712	$239,136	$2,276	$478,123
Netting agreements and cash collateral netting		(1,175)		(1,175)
Total derivatives, net		$537		$1,101
____________________________________
(1) As of September 30, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to discontinued operations were $1.7 million and $1.1 million, respectively. These amounts are offset by netting agreements of $1.1 million and $1.1 million, respectively.
(2) As of September 30, 2017, the aggregate fair values of derivative assets and liabilities, gross attributable to continuing operations were not material and $1.1 million, respectively. The netting agreements that offset these amounts were not material.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17. Derivative Financial Instruments - (continued)

Gains (losses) on the Company's derivative instruments are recorded on a trade date basis. The following table presents the gains (losses) on derivative instruments recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Exchange traded options(5)	$(54)	$(7,635)	$624	$3,456
CFD contracts(6)	(63)	185	(1,653)	(1,260)
Futures contracts(7)	(7,317)	(17,681)	(76,370)	(48,537)
OTC options(5)	146	—	206	2
Total	$(7,288)	$(25,131)	$(77,193)	$(46,339)
____________________________________
(5) Included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.
(6) Included in Trading revenue in the condensed consolidated statements of operations.
(7) The portion included in (Loss) income from continuing operations in the condensed consolidated statements of operations is $(8.6) million and $(80.7) million for the three and nine months ended September 30, 2017, respectively, and $(27.7) million and $(53.0) million for the three and nine months ended September 30, 2016, respectively.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels, with amounts in thousands:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2017
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Total
Financial Assets:
U.S. Treasury bills	$2,198	$—	$—	$—	$2,198
Derivative assets:
CFD contracts	—	9	—	—	9
Futures contracts	39	—	—	—	39
OTC options	—	1,664	—	—	1,664
Netting	—	—	—	(1,175)	(1,175)
Total derivative assets(1)	39	1,673	—	(1,175)	537
FastMatch Earn-out	—	—	6,826	—	6,826
Total assets	$2,237	$1,673	$6,826	$(1,175)	$9,561

Financial Liabilities:
Customer account liabilities	$—	$331,447	$—	$—	$331,447
Derivative liabilities:
CFD contracts	—	155	—	—	155
Futures contracts	994	—	—	—	994
OTC options	—	1,127	—	—	1,127
Netting	—	—	—	(1,175)	(1,175)
Total derivative liabilities(1)	994	1,282	—	(1,175)	1,101
Total liabilities	$994	$332,729	$—	$(1,175)	$332,548

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

As of September 30, 2017, the Company's total notional absolute value of open FX and CFD customer assets and liabilities by currency pair or product was $1.5 billion and $2.0 billion, respectively. The Company's total net notional value for open FX and CFD positions was $0.7 billion.

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

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

FastMatch Earn-out

Under the terms of the FastMatch sale, which was completed on August 14, 2017, the Company is entitled to a share of a $10.0 million earn-out if certain performance targets of FastMatch are met for the twelve-month period from June 1, 2017 to May 31, 2018. The fair value of the Company's share of the earn-out is estimated using a Black-Scholes option pricing model that incorporates certain assumptions, including an earnings forecast and expected volatility over the earn-out period, risk-free rate, and credit risk of the buyer. The most significant driver on the valuation of the Company's share of the earn-out is the forecast and its probability of being earned, which are Level 3 inputs. The earn-out is payable to the Company only if the performance targets are fully achieved. The sensitivity of the forecast to the estimated value of the Company's share of the earn-out is not believed to be significant given the current probability assessment.

The Company's share of the earn-out, included in Accounts Receivable, net on the condensed consolidated statements of financial condition, will be marked to market at each reporting date and changes in the fair value will be recorded through earnings in the condensed consolidated statements of operations. The change in the value of the Company's share of the earn-out between August 14, 2017 and September 30, 2017 was not material.

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

The valuation of the derivative liability resulting from the mandatory prepayment provision primarily utilizes Level 3 inputs. The significant Level 3 inputs have historically included the expected recovery rate in the case of a default and the expected timing for the remaining businesses to be sold. As there are not expected to be any asset sales that trigger mandatory prepayments prior to the maturity date of Credit Agreement, there is no value assigned to the mandatory prepayment provision in the most recent valuation as of September 30, 2017.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18. Fair Value Measurements - (continued)

The following tables present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition, with amounts in thousands:

	As of September 30, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$260	$260	$—	$260	$—
Exchange memberships(5)	3,664	4,324	—	4,324	—
Total assets	$3,924	$4,584	$—	$4,584	$—

Financial Liabilities:
Due to brokers — unsettled spot FX (4)	$847	$847	$—	$847	$—
Convertible notes	167,055	53,475	—	53,475	—
Credit Agreement	64,329	50,327	—	—	50,327
Total liabilities	$232,231	$104,649	$—	$54,322	$50,327

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Due from brokers — unsettled spot FX(4)	$1,600	$1,600	$—	$1,600	$—
Due from brokers — excess cash collateral(5)	12,229	12,229	—	12,229	—
Exchange memberships(5)	9,434	10,190	—	10,190	—
Total assets	$23,263	$24,019	$—	$24,019	$—

Financial Liabilities:
Due to brokers — unsettled spot FX(4)	$425	$425	$—	$425	$—
Convertible notes	161,425	94,875	—	94,875	—
Credit Agreement	150,516	148,813	—	—	148,813
Total liabilities	$312,366	$244,113	$—	$95,300	$148,813
____________________________________
(4) Attributable to continuing and discontinued operations. See Note 4 for amounts classified as held for sale on the condensed consolidated statements of financial condition.
(5) Attributable to discontinued operations and included in assets held for sale on the condensed consolidated statements of financial condition (see Note 4).

Due from/to Brokers — Unsettled Spot FX

Unsettled spot FX, included in Due from brokers, Due to brokers, Assets held for sale, and Liabilities held for sale on the condensed consolidated statements of financial condition, is carried at contracted amounts which approximate fair value based on market price quotations (where observable) obtained from independent brokers.

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

Convertible Notes

The Convertible Notes are carried at contractual amounts. The fair value of the Convertible notes is based on similar recently executed transactions and market price quotations (where observable) obtained from independent brokers.

Credit Agreement

The Credit Agreement is carried at the contracted amount less original issue discount. The fair value of the Credit Agreement is based on a valuation model that considers the probability of default, Leucadia's secured interest, and the observable trading value of the Convertible Notes.

The following tables reconcile the opening and ending balances of the recurring fair value measurements categorized as Level 3, which are included in the condensed consolidated statements of financial condition, and identifies the total gains and losses the Company recognized during the three and nine months ended September 30, 2017 and 2016, with amounts in thousands:

	Three Months Ended September 30, 2017
	Balance as of June 30, 2017	Net Unrealized (Gain) Loss	Addition/ (Reversal)	Balance as of September 30, 2017
FastMatch Earn-out	$—	$—	$6,826	$6,826
Mandatory Prepayment Provision — Credit Agreement	4,668	(4,668)	—	—
Total Level 3 liabilities	$4,668	$(4,668)	$6,826	$6,826

	Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Net Unrealized (Gain) Loss	Addition/(Reversal)	Balance as of September 30, 2017
FastMatch Earn-out	$—	$—	$6,826	$6,826
Mandatory Prepayment Provision — Credit Agreement	6,172	(6,172)	—	—
Total Level 3 liabilities	$6,172	$(6,172)	$6,826	$6,826

	Three Months Ended September 30, 2016
	Balance as of June 30, 2016	Net Unrealized (Gain) Loss	Addition/ (Reversal)	Balance as of September 30, 2016
Letter Agreement	$209,458	$26,051	$(235,509)	$—
Mandatory Prepayment Provision — Credit Agreement	11,640	934	—	12,574
Total Level 3 liabilities	$221,098	$26,985	$(235,509)	$12,574

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

The net unrealized gains and losses summarized in the tables above relate to the changes in the fair values of the derivative liabilities associated with the mandatory prepayment provision of the Credit Agreement and the Letter Agreement (prior to its termination on September 1, 2016) for the three and nine months ended September 30, 2017 and 2016 and are included in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations.

There were no transfers into or out of Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

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

The Amended Rights Agreement extends the expiration date of the rights from January 29, 2018 to January 26, 2019, unless the rights are earlier redeemed or exchanged in accordance with the Amended Rights Agreement or the Amended Rights Agreement is earlier terminated by the Corporation’s board of directors.

As of September 30, 2017, the Company is not aware of the occurrence of any events that would trigger the exercise of the rights under the Amended Rights Agreement.

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

Corporation Name Change

On February 24, 2017, the Corporation changed its name from "FXCM Inc." to "Global Brokerage, Inc." From market open on February 27, 2017 until November 10, 2017, the Corporation's Class A common stock traded on the Nasdaq Global Market under the symbol "GLBR." Effective November 13, 2017, the Corporation's Class A common stock trades on the Nasdaq Capital Market under the symbol "GLBR."

Note 20. Income Taxes

Holdings operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. Since January 2015, all of Holdings' operations are held by Group, a limited liability company that is also treated as a partnership between Holdings and Leucadia for U.S. federal, state and local income tax purposes. As a result, neither Holdings' nor Group's income from its U.S. operations is subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is solely based on the portion of income attributable to the Corporation from the lower tier limited liability companies and excludes the income attributable to other members of Holdings, whose income is included in Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC, and Leucadia, whose income is included in Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC in the condensed consolidated statements of operations.

In addition to U.S. federal and state income taxes, the Company is subject to Unincorporated Business Tax which is attributable to Group's operations apportioned to New York City. The Company’s foreign subsidiaries are also subject to taxes in the jurisdictions in which they operate.

The Company's effective tax rate was (3.1)% for the three months ended September 30, 2017 compared to 0.2% for the three months ended September 30, 2016. The Company's effective tax rate was (1.9)% for the nine months ended September 30, 2017 compared to 0.0% for the nine months ended September 30, 2016. The effective tax rate differs from the federal statutory tax rate for the nine months ended September 30, 2017 primarily due to the fluctuation of valuation allowance, passed through income to non-controlling members, and goodwill impairment. The effective tax rate differs from the federal statutory tax rate for the three and nine months ended September 30, 2016 and the three months ended September 30, 2017 primarily due to the fluctuation of valuation allowance and passed through income to non-controlling members.

During the nine months ended September 30, 2017, there were no material changes to the uncertain tax positions.

The Company is no longer subject to tax examinations by taxing authorities for tax years prior to 2012. As of September 30, 2017, the Company’s tax years for 2013, 2014 and 2015 are subject to examination by the tax authorities. Currently, the Company and Holdings’ 2013 U.S. Federal tax returns are under examination along with the Company’s 2013 and 2014 New York State tax returns. Additionally, several of the Company’s U.K. subsidiaries are under examination for the 2012 and 2015 tax years.

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

In January 2014, the equity receiver for a former client of US, Revelation Forex Fund (“Revelation”), its principal, Kevin G. White, and related entities RFF GP, LLC and KGM Capital Management, LLC, filed suit against US, and certain unrelated defendants, in Texas state court.  The suit alleges that US is liable for damages in excess of $3.8 million, plus exemplary damages, interest, and attorneys’ fees in connection with a Ponzi scheme run by Mr. White through his companies. In June 2015, that same equity receiver filed a complaint against US seeking $2.0 million, plus interest, and attorneys’ fees, based on allegations that the amount in controversy represents the net fraudulent transfers from Revelation to US under New York law.  In September 2015, the parties agreed to an arbitration proceeding before the National Futures Association (“NFA”) on these claims. In June 2016, the parties agreed to settle all related matters for $2.3 million. The settlement was recorded in earnings as a component of General and administrative expense for the nine months ended September 30, 2016.

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

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. On February 28, 2017, plaintiffs filed a motion in the district court to alter the final judgment and allow them the opportunity to file an amended complaint to add new facts they contended were relevant to the matter, but did not become known until after the district court’s final judgment and their appeal filing. On July 27, 2017, while not ruling on the merits of plaintiffs’ appeal, the Second Circuit vacated the lower court’s judgment and remanded the case back to the district court to decide whether to allow plaintiffs the opportunity to amend the complaint. On July 28, 2017, the district court entered an order permitting the plaintiffs to file an amended complaint by August 28, 2017, which they did. On September 28, 2017, the Company filed a motion to dismiss the second amended complaint.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 21. Litigation - (continued)

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges breach of fiduciary duty, contribution and indemnification, waste of corporate assets, and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. On September 29, 2017, the Delaware Chancery Court issued its ruling granting in part and denying in part the Board’s motion to dismiss the third amended complaint. The Court dismissed in their entirety the claims for waste of corporate assets and unjust enrichment. The Court dismissed, in part, the claims for breach of fiduciary duty and contribution and indemnification to the extent they related to the Board’s approval of a shareholder rights plan in January 2015 and new severance and executive bonus plans in March 2015 and April 2016. The Court did not, however, dismiss the breach of fiduciary duty and contribution and indemnification claims to the extent they related to the Board’s approval of the Term Loan and subsequent Memorandum of Understanding and the Board’s approval of the Company’s purported “no-debit” policy which the CFTC claimed violated CFTC Regulation 5.16.

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

In response to the Company’s announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., the Board, and certain officers of the Company in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. On June 19, 2017, lead counsel filed a consolidated amended complaint on behalf of the class. On August 3, 2017, the Company and individual defendants filed a motion to strike and dismiss the consolidated amended complaint. In addition, a related shareholder derivative action has been filed against the Board in the same court alleging a violation of the federal securities laws. This shareholder derivative action was stayed on April 27, 2017, pending dismissal or discovery in the aforementioned related securities class action. On August 4, 2017, another shareholder filed a derivative action against the Board and certain officers of the Company in Delaware federal court. The case has been transferred to Pennsylvania federal court.

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

Niv and William Ahdout pending resolution of an individual arbitration proceeding by the customer. A similar class action asserting substantially the same claims was filed by another customer on June 21, 2017. These two actions have been consolidated and are stayed pending resolution of individual arbitration. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them by these customers.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $0.9 million as of September 30, 2017.

In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company's financial condition, results of operations or cash flows for any particular reporting period.

Note 22. Restructuring Plan

In the first quarter of 2017, the Company implemented a restructuring plan as a result of its withdrawal from business in the U.S. pursuant to the regulatory settlements described in Note 1. The restructuring plan provided for a workforce reduction of approximately 170 employees, which represents 22% of the global workforce. The majority of the affected employees completed service through the required notice period in April 2017. During the three and nine months ended September 30, 2017, the Company incurred total restructuring charges of $1.4 million and $10.0 million, respectively, consisting of severance costs for terminated employees, contract termination costs (described further below), and facilities costs (described further below), of which $0.2 million and $8.8 million are included as a component of Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

During the third quarter of 2017, the Company had additional layoffs as a result of the restructuring plan, resulting in $1.2 million of severance costs for terminated employees, which is included as a component of Compensation and benefits expense within continuing operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

As a result of withdrawing from business in the U.S. and terminating its registration as a retail foreign exchange dealer in the U.S., the Company determined that the digital advertising agreement with FX Publications, Inc. (see Note 4) represents a contract with no future benefits, as the Company can no longer advertise on the DailyFX website or benefit from leads. Consequently, in accordance with ASC 420, the Company recognized a liability for the fair value of the remaining payments due under the agreement at the point the Company ceased to utilize the services. In July 2017, the Company negotiated a termination of the digital advertising agreement that provides for a reduction in the quarterly fee over the remaining three-year term. As a result of the reduction in the quarterly fee, the Company recorded an adjustment to the remaining contract liability in the second quarter of 2017 based on its credit-adjusted risk-free rate in accordance with ASC 420. The Company recognized expense of $0.1 million and $4.2 million ($4.0 million of which are restructuring costs) for the three and nine months ended September 30, 2017, respectively, related to the digital advertising agreement, which is included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

In conjunction with the restructuring plan, the Company vacated its San Francisco office in May 2017. The lease for the office has a remaining term of approximately two years. The Company determined that this operating lease represents a contract with no future benefits. In accordance with ASC 420, the Company determined that a cease use date was reached when the office was vacated in May 2017 and accordingly recorded a liability at that date for the remaining lease rentals, adjusted for the remaining deferred rent, and reduced by an estimate of sublease rentals. The charges recorded by the Company were not material and $0.2 million for the three and nine months ended September 30, 2017, respectively, which are included in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 22. Restructuring Plan - (continued)

The Company expects to vacate or sublease certain other leased offices in the U.S. as a result of the restructuring. Future lease payments related to those offices will be paid over the respective remaining lease terms. No costs related to those leases have been incurred as of September 30, 2017.

A summary of the restructuring liability by major type of cost for the nine months ended September 30, 2017 is as follows, with amounts in thousands:

	Severance	Contract Termination Costs	Facilities Costs	Total
Balance as of January 1, 2017	$—	$—	$—	$—
Restructuring charges	5,871	4,000	186	10,057
Change in estimate	—	300	—	300
Cash payments	(5,361)	(1,094)	(102)	(6,557)
Other activity	—	(311)	42	(269)
Balance as of September 30, 2017	$510	$2,895	$126	$3,531

Of the total restructuring liability of $3.5 million as of September 30, 2017, $1.8 million is classified as a current liability within Accounts Payable and accrued expenses and $1.7 million is classified as a non-current liability within Other liabilities on the condensed consolidated statements of financial condition.

Restructuring charges by major type of cost incurred during the three and nine months ended September 30, 2017, shown separately for discontinued and continuing operations, are as follows, with amounts in thousands:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Total Charges to Date	Total Expected Charges
Discontinued Operations(1):
Severance costs	$77	$4,621	$4,621	$4,621
Contract termination costs	69	3,989	3,989	4,300
Facilities costs	31	186	186	186
Total	$177	$8,796	$8,796	$9,107

Continuing Operations(2):
Severance costs	$1,249	$1,249	$1,249	$1,386
Total	$1,249	$1,249	$1,249	$1,386
____________________________________
(1) Total restructuring costs related to discontinued operations of $0.2 million and $8.8 million for the three and nine months ended September 30, 2017, respectively, are included within Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations.
(2) Total restructuring costs related to continuing operations of $1.2 million for each of the three and nine months ended September 30, 2017 are included within Compensation and benefits expense in the condensed consolidated statements of operations.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 23. Subsequent Events

Termination of the Management Agreement

On October 1, 2017, the Management Agreement entered into between Group and Holdings dated as of September 1, 2016, as amended, was terminated by Holdings and Leucadia. The Corporation, Group, and Holdings will not incur any early termination penalties as a result of the termination of the Management Agreement.

Termination of the Management Incentive Plan

The Management Incentive Plan was terminated on November 8, 2017, resulting in a change to the allocation of distributions from Group (see Note 14).

Restructuring Support Agreement and Prepackaged Plan of Reorganization

On November 10, 2017, the Corporation announced that it entered into a restructuring support agreement (the “RSA”) with Holdings, Group, Leucadia and an ad hoc group (the “Ad Hoc Group”) of holders of more than 68.5% of the Convertible Notes to restructure the obligations of the Corporation pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed under Chapter 11 of the United States Bankruptcy Code. The overall purpose of the Plan is to enable the Corporation to exchange the Convertible Notes for new notes with an extended maturity of five years and to restructure its current operations to reduce current expenses.

Generally, the Plan provides that:

•
The Convertible Notes will be exchanged for a new series of senior secured notes (the “New Secured Notes”) in an amount equal to the principal and accrued interest owed on the Convertible Notes as of the petition date of the Corporation’s Chapter 11 case and with a maturity date that is five years after the effective date of the Corporation’s Chapter 11 Plan. The New Secured Notes will be guaranteed by Holdings and secured by liens on all assets of the Corporation and Holdings, including by a junior lien (subject to the lien of Leucadia under the Credit Agreement) on the interests of Holdings in its membership interests in Group. The New Secured Notes will accrue interest at a rate of 7.0% per annum with a payment in kind toggle option that can be exercised under certain conditions based on cash available to the Corporation and only for interest in excess of the 2.25% of the original principal balance of the New Secured Notes less reductions and repayments of such original principal balance amount. The indenture governing the New Secured Notes will not include a convertible feature, but will include certain covenants, including covenants which, subject to certain exceptions, limit the ability of the Corporation and Holdings to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets. The New Secured Notes are not liabilities of Group and only have recourse to the assets of the Corporation and Holdings.

•	The rights of holders of the Corporation’s Class A common stock will be unimpaired.

•
The limited liability company operating agreements of Holdings and Group will be amended to provide for certain covenants that will, among other things, permit certain excess cash generated by Group and its affiliates to be distributed to Holdings and, thus, the Corporation under certain conditions that are set forth in the agreements.

•	The Credit Agreement will be amended to extend the maturity of the Credit Agreement by twelve months to January 16, 2019.

•	Mutual releases will be effectuated among the members of the Ad Hoc Group, Leucadia, the Corporation, Holdings and Group.

•
All administrative expense claims, priority tax claims, and priority claims, as well as all undisputed customer, vendor or other trade obligations of the Corporation will be paid in full in the ordinary course of business.

Global Brokerage, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 23. Subsequent Events - (continued)

The only class of creditors entitled to vote on the Plan are the holders of the Convertible Notes. Five holders who hold more than 68.5% of the outstanding Convertibles Notes are party to the RSA and are contractually obligated to vote in favor of the Plan. Upon receipt of the requisite votes to accept the Plan, which requires the consent of more than two-thirds in terms of value of the voting holders of the Convertible Notes and 50% in number of those noteholders who vote, the Corporation plans to file Chapter 11 cases to consummate the Plan. There is no certainty that the requisite holders of the Convertible Notes will vote in favor of the Plan. The period from the filing of the Chapter 11 case to confirmation of the Plan is expected to take no longer than sixty days.

Nasdaq Delisting and Transfer

As previously reported, on May 2, 2017 Nasdaq notified the Corporation that the market value of its publicly held shares does not meet the requirement for continued listing under the Nasdaq Global Market’s listing standards. On November 6, 2017, the Corporation was notified that Nasdaq would remove the Corporation from the Nasdaq Global Market.

Nasdaq has approved the Corporation to transfer its Class A common stock to the Nasdaq Capital Market, which began trading at the opening of business on November 13, 2017 under the symbol “GLBR.”

By the end of the 2017 calendar year, the Corporation intends to file a Form 15 with the SEC to deregister its Class A common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and terminate its duty to file periodic reports with the Securities and Exchange Commission, such as quarterly and annual reports. As a result of deregistration, the Corporation expects its annual expenses to be reduced.

Board and Management Changes

In an effort to further minimize expenses as contemplated by the restructuring, the board of directors of the Corporation has also decided to reduce the size of its board. Effective as of the effective date of the Plan, Messrs. David Sakhai and Eduard Yusupov will resign from their positions as members of the board of the Corporation. The decisions by Messrs. Sakhai and Yusupov to resign are not a result of any disagreement with the Corporation.

In addition, certain Executive Officers of the Corporation will submit their resignation to the board of directors of the Corporation, effective as of the effective date of the Plan: (i) Margaret Deverell, Chief Accounting Officer, (ii) Robert Lande, Chief Financial Officer, and (iii) David S. Sassoon, General Counsel. The resignation of these executives from the Corporation will allow each of them to focus their priorities in these roles to Group.

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

OVERVIEW

On November 10, 2017, we announced that Global Brokerage, Inc. (the "Corporation") entered into a restructuring support agreement with Global Brokerage Holdings, LLC, FXCM Group, LLC, Leucadia National Corporation and an ad hoc group of holders of more than 68.5% of the Corporation's 2.25% senior convertible notes maturing on June 15, 2018 (the “Convertible Notes”) to restructure the obligations of the Corporation and Holdings pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed under Chapter 11 of the United States Bankruptcy Code. The overall purpose of the Plan is to enable the Corporation to effect an exchange of the Convertible Notes for a new series of senior secured notes (the "New Secured Notes") with a maturity of five years and to restructure its current operations to reduce current expenses. Consummation of the announced restructuring requires, among other things, approval by the requisite number of the holders of Convertible Notes and approval by the Bankruptcy Court with jurisdiction over the case and Plan. (See Note 23, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for further information.)

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

◦
With proceeds from the sale of our U.S.-domiciled customer accounts to Gain and capital freed up after terminating our U.S. registrations, we repaid $37.0 million of principal on the term loan in the nine months ended September 30, 2017.

◦	We repaid $4.0 million from the second installment received in connection with the sale of DailyFX.

◦
On August 14, 2017 we sold our equity interest in FastMatch, Inc. (“FastMatch”) for a purchase price of $59.1 million, with $8.7 million to be held in escrow and subject to certain future adjustments. We received cash consideration of $46.7 million at closing, which was used to repay the term loan. The terms include a share of a $10.0 million earn-out if certain performance targets of FastMatch are met. (See Note 4 “Dispositions” in the Notes to Condensed Consolidated Financial Statements for more information).

◦	We also repaid an additional $5.1 million on the term loan. The remaining term loan balance is $67.6 million as of the date of this filing.

◦
In August 2017 V3 Markets, LLC (“V3”) sold certain intellectual property and fixed assets for a cash purchase price of $0.3 million and ceased the remaining operations. Upon final termination of the business, V3 expects to distribute approximately $2.0 million in cash to Group to repay the term loan.

◦	The remaining non-core asset to be sold is our investments in Lucid Markets Trading Limited ("Lucid"). We are in an active sales process to sell Lucid.

•	Focus on products and services that appeal to our European and Asia Pacific clients and continue to make enhancements to our customers' overall trading experience.

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

Industry Environment

Economic Environment — Our revenue and profitability are influenced by volatility which is directly impacted by economic conditions. FX volatility in the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016. The daily JPMorgan Global FX Volatility was 8.0 for the third quarter of 2017, compared to 10.2 in the third quarter of 2016. In general, in periods of elevated volatility customer trading volumes tend to increase. However, significant swings in market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. It is difficult to predict volatility and its effects on the FX market.

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

Events of January 15 and 16, 2015

On January 16, 2015, we reached a financing agreement with Leucadia that permitted our regulated subsidiaries to meet their regulatory capital requirements and continue normal operations after significant losses were incurred due to unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank discontinued its currency floor of 1.2 CHF per Euro. Specifically, as a result of customer debit balances following the historic movement of the Swiss Franc on January 15, 2015, regulators required our regulated entities to supplement their respective net capital on an expedited basis (see Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for more information).

On January 16, 2015, we entered into a credit agreement (as subsequently amended on January 24, 2015 and thereafter, the "Credit Agreement") with Leucadia, as administrative agent and lender. In connection with the Credit Agreement, we also entered into an agreement (as subsequently amended on January 24, 2015, the "Letter Agreement") with Leucadia that set the terms and conditions upon which we would pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions. In connection with these financing transactions, Holdings formed FXCM Newco, LLC ("Newco") and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.

Restructuring of the Leucadia Financing

On September 1, 2016, we completed the restructuring of the financing arrangements with Leucadia. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018.

•	We were granted the ability to defer any three of the remaining interest payments.

•
On February 22, 2017, FXCM Group, LLC (f/k/a FXCM Newco, LLC), Holdings and Leucadia entered into a second amendment to the Credit Agreement (the "Second Amendment") pursuant to which the aggregate principal outstanding balance of the Credit Agreement was increased by $3.5 million in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments and distributions.

•
On May 12, 2017, FXCM Group, LLC, Holdings and Leucadia entered into a third amendment to the Credit Agreement pursuant (the "Third Amendment") to which the aggregate principal outstanding balance of the Credit Agreement will be increased by the amount of certain expense payments associated with the restructuring of the Convertible Notes (not to exceed $5.0 million in the aggregate) in consideration of Leucadia's waiver of certain sections of the Credit Agreement regarding restricted payments, distributions and compliance with the minimum fixed charge coverage ratio.

•
In conjunction with the Plan, the terms of the Credit Agreement will, upon the effective date of the Plan, also be amended to extend the maturity of the Term Loan under the Credit Agreement by an additional year to January 16, 2019 (See Note 23, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for further information).

Other than the changes noted above, the principal terms of the Credit Agreement remain unchanged and will remain unchanged upon the effective date of the Plan.

Letter Agreement

•	The Letter Agreement was terminated and the material terms are reflected in the Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC (the "Group Agreement").

Group Agreement

•	The Group Agreement replaced the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed FXCM Group, LLC ("Group").

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	Holdings and Leucadia share the right to request a sale process after January 16, 2018, subject to both Holdings and Leucadia reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings would manage the assets and day-to-day operations of Group and its subsidiaries.

•	On October 1, 2017 the Management Agreement was terminated (see Note 23, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for more information).

Management Incentive Plan

•	Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), which is a long-term plan with five-year vesting.

•	On February 2, 2017, Group and Leucadia entered into an Acknowledgment whereby Leucadia may terminate the Management Incentive Plan at any time for any reason in its sole discretion.

•	On November 8, 2017, the Management Incentive Plan was terminated (see Note 23, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for more information).

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

At the time of our initial public offering and thereafter, we have periodically granted awards of stock options to purchase shares of our Class A common stock pursuant to the Amended and Restated Long-Term Incentive Plan (the “LTIP”) to certain employees and independent directors. The LTIP also provides for other stock-based awards that may be granted by our Executive Compensation Committee, including shares of our Class A common stock and restricted stock units. In December 2014, we granted restricted stock units to employees. There were no stock options, restricted stock units or other stock-based awards granted during the three and nine months ended September 30, 2017 or 2016.

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

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements — We allocated the net proceeds from the Leucadia financing in 2015 of $279.0 million between the Credit Agreement and the Letter Agreement based on their relative fair values. The estimated fair values of the Letter Agreement and the Credit Agreement were determined using an option pricing model based on significant inputs such as volatility and assumptions on public market pricing inputs. We considered applicable accounting guidance and concluded that several features of the Letter and Credit Agreements require bifurcation as embedded derivatives and should be accounted for as derivative liabilities. The fair value of the Letter Agreement’s embedded derivatives that were required to be bifurcated totaled $124.8 million at the inception of the loan, which was in excess of the amount of proceeds initially allocated to the Letter Agreement, resulting in a charge to earnings of $30.4 million in the first quarter of 2015. On September 1, 2016, the Letter Agreement was terminated and the material terms are reflected in the Group LLC Agreement. The derivative liability related to the Letter Agreement was derecognized and Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group at $49.3 million, which represented the amount that Leucadia would have received assuming Group were liquidated at its recorded amount determined in accordance with U.S. GAAP and the cash distributed according to the distribution allocation from Group at that date. The change in the fair value of the Letter Agreement until it was terminated is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreements in the condensed consolidated statements of operations. (See Note 3, "Non-Controlling Interests" and Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

The Credit Agreement contains mandatory prepayment provisions that may be triggered by events or circumstances that are not considered clearly and closely related to the Credit Agreement, such as asset sales, and, as such, represent embedded derivatives. The embedded derivatives are bifurcated from the Credit Agreement and accounted for separately as a derivative liability. As of September 30, 2017 and December 31, 2016, the fair value of the derivative liability resulting from the mandatory prepayment provisions of the Credit Agreement was estimated at nil and $6.2 million, respectively, and is included in Credit

Agreement — Related Party on the condensed consolidated statements of financial condition. The change in the fair value of the derivative liability associated with the mandatory prepayment provisions is recorded in (Gain) loss on derivative liabilities — Letter & Credit Agreement in the condensed consolidated statements of operations. (See Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for further information.)

Interest on Borrowings — Interest on borrowings consists of interest expense, deferred interest and amortization of financing and issuance costs related to the Credit Agreement and the Convertible Notes (See Note 15, "Debt" in the Notes to Condensed Consolidated Financial Statements for more information).

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

As a result of the events of January 15 and 16, 2015 discussed in the Overview section, we made the decision to dispose of our interests in certain retail and institutional trading businesses in order to accelerate the pay down of the Credit Agreement. The retail businesses are FXCM Asia Limited (“HK”), FXCM Japan Securities Co., Ltd. (“Japan”), and the equity business of FXCM Securities Limited (“FSL”). The institutional businesses are Faros Trading LLC ("Faros"), Lucid Markets Trading Limited, V3 Markets, LLC, and our equity interest in FastMatch, Inc. During 2015, we completed the sales of Japan, Faros, HK, and the equity trading business of FSL. In August 2017 we completed the sale of our equity interest in FastMatch, and V3 sold certain intellectual property and fixed assets and ceased its remaining operations. We evaluated the criteria for reporting the results of operations for Lucid, the last remaining business to be sold, as a discontinued operation and determined that the dispositions qualifies for treatment as a discontinued operation. As such, the results of operations for Lucid and V3, as well as our equity interest in FastMatch prior to disposition, are reported in Income (loss) from discontinued operations, net of tax in the condensed consolidated statements of operations for each period presented.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(In thousands)
Revenues
Trading revenue	$42,785	$48,042	$136,664	$161,614
Interest income	567	547	1,456	1,193
Brokerage interest expense	(185)	(228)	(586)	(655)
Net interest revenue	382	319	870	538
Other income	804	1,954	1,682	4,533
Total net revenues	43,971	50,315	139,216	166,685
Operating Expenses
Compensation and benefits	16,023	19,236	43,620	58,248
Referring broker fees	5,443	8,718	18,710	26,547
Advertising and marketing	4,017	2,736	11,644	9,322
Communication and technology	5,494	6,524	17,027	19,967
Trading costs, prime brokerage and clearing fees	996	587	2,511	1,853
General and administrative	11,364	11,814	32,954	43,061
Depreciation and amortization	4,877	6,037	15,222	18,360
Goodwill impairment loss	—	—	23,917	—
Total operating expenses	48,214	55,652	165,605	177,358
Operating loss	(4,243)	(5,337)	(26,389)	(10,673)
Other Expense (Income)
(Gain) loss on derivative liabilities — Letter & Credit Agreements	(4,668)	26,985	(6,172)	(200,375)
Loss (income) on equity method investments, net	—	140	(170)	478
Interest on borrowings	12,045	19,473	37,521	61,228
(Loss) income from continuing operations before income taxes	(11,620)	(51,935)	(57,568)	127,996
Income tax provision (benefit)	359	(89)	1,120	35
(Loss) income from continuing operations	(11,979)	(51,846)	(58,688)	127,961
Income (loss) from discontinued operations, net of tax	42,364	(23,501)	13,613	(55,629)
Net income (loss)	30,385	(75,347)	(45,075)	72,332
Net income (loss) attributable to non-controlling interest in Global Brokerage Holdings, LLC	4,920	(18,493)	(6,425)	33,411
Net income (loss) attributable to redeemable non-controlling interest in FXCM Group, LLC	22,174	(6,877)	1,817	(6,877)
Net loss attributable to other non-controlling interests	(11,028)	(10,843)	(21,407)	(25,204)
Net income (loss) attributable to Global Brokerage, Inc.	$14,319	$(39,134)	$(19,060)	$71,002

Other Selected Customer Trading Metrics for Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer equity (in millions)	$331	$494	$331	$494
Tradeable accounts	104,356	105,500	104,356	105,500
Active accounts	122,806	132,113	122,806	132,113
Daily average trades — retail customers	332,076	480,212	366,350	514,288
Daily average trades per active account	2.7	3.6	3.0	3.9
Total retail trading volume(1) (billions)	$616	$790	$1,908	$2,548
Retail trading revenue per million traded(1)	$69	$61	$72	$63
Average retail customer trading volume per day(1) (billions)	$9.5	$12.0	$9.8	$13.1
Trading days	65	66	194	195

(1)	Volume that customers traded in period translated into U.S. dollars.

Three months ended September 30, 2017

Highlights — Continuing Operations

Total retail trading volumes decreased by $174.0 billion, or 22%, to $616.0 billion for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The daily JPMorgan Global FX Volatility was 8.0 for the third quarter of 2017, compared to 10.2 in the third quarter of 2016. Volatility is at the lowest level in the past two years. Within the respective quarters, the volatility was as low as 7.5 in the three months ended September 30, 2017 and as high as 11.5 in the three months ended September 30, 2016. Retail trading revenue per million traded increased 13% to $69 per million, reflecting a higher proportion of revenue from dealing desk execution. The number of total active retail customer accounts at September 30, 2017 was 122,806, a decrease of 7% from September 30, 2016, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue decreased by $5.3 million, or 11%, to $42.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Revenues from CFDs, FX spread and commissions were all lower as a result of the decreased trading volume. Only revenue from dealing desk execution was higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. In spite of the lower volumes, we had higher revenue per million, primarily due to dealing desk execution.

Net interest revenue of $0.4 million for the three months ended September 30, 2017 was $0.1 million higher than net interest revenue for the three months ended September 30, 2016 primarily due to higher interest on cash held.

Other income of $0.8 million for the three months ended September 30, 2017 primarily consists of $0.1 million of service fees related to post-sale services provided to the buyer of HK and $0.7 million of dormancy and ancillary fees. Other income of $2.0 million for three months ended September 30, 2016 primarily consists of $0.7 million of service fees related to post-sale services provided to the buyers of Japan, HK and the equity trading business of FSL and $1.3 million of dormancy and ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $3.2 million, or 17%, to $16.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was largely due to lower variable compensation expense of $5.0 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. These compensation plans are no longer in effect for 2017. In addition to the decrease in variable compensation expense, stock-based compensation expense was lower by $0.1 million, largely due to the full vesting of stock grants. These amounts were partially offset by higher severance expense of $1.1 million and higher salary and benefit expense of $0.7 million, primarily due to lower capitalization of compensation costs for software development.

Referring broker fees decreased $3.3 million, or 38%, to $5.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in referring broker fees is related to the lower trading volumes, and a decline in indirect trading volume.

Advertising and marketing expense increased $1.3 million, or 47%, to $4.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We increased spend in the Asia Pacific market in 2017.

Communication and technology expense decreased $1.0 million, or 16%, to $5.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is primarily attributable to $0.9 million of lower computer consulting and platform services costs and $0.4 million of lower communication costs, partially offset by $0.2 million of higher market data fees and $0.1 million of higher hardware/software licensing and maintenance costs.

Trading costs, prime brokerage and clearing fees increased $0.4 million, or 70%, to $1.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The net increase is primarily attributable to higher prime broker fees.

General and administrative expense decreased $0.5 million, or 4%, to $11.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease of $0.5 million is primarily attributable to (i) $0.3 million of lower local taxes; (ii) $0.3 million of lower professional fees, (iii) $0.1 million of lower occupancy costs and (iv) $0.1 million of lower restitution related to various trading platform issues, partially offset by (i) $0.2 million of higher UK regulatory fees and (ii) $0.2 million of higher bank fees.

Depreciation and amortization expense decreased $1.2 million, or 19%, to $4.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Amortization expense related to intangibles acquired from customer account acquisitions decreased $0.6 million. Depreciation expense decreased $0.6 million related to fully depreciated assets.

Non-operating expenses

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was nil for the three months ended September 30, 2017 and a loss of $26.1 million for the three months ended September 30, 2016, as a result of the termination.

The derivative liability related to the mandatory prepayment provisions of the Credit Agreement was initially recorded at June 30, 2016 at a fair value of $11.6 million as a result of a decline in the fair value of the Credit Agreement below par. The fair value of the derivative liability related to the Credit Agreement is nil at September 30, 2017, representing a gain of $4.7 million for the three months ended September 30, 2017. No value was attributed to the derivative liability related to the mandatory prepayment provisions as of September 30, 2017 due to the upcoming maturity of the term loan in January 2018. The change in the derivative liability related to the Credit Agreement was a loss of $0.9 million for the three months ended September 30, 2016.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Three Months Ended September 30,
	2017	2016

	(In thousands)
Contractual interest expense
Credit Agreement	$4,732	$9,221
Convertible Notes	970	970
Deferred interest expense
Credit Agreement	(715)	(1,128)
Amortization of Debt Discount
Credit Agreement original issue discount	2,235	6,835
Credit Agreement issuance fee discount	404	975
Credit Agreement waiver fee discount — Second Amendment	1,246	—
Credit Agreement waiver fee discount — Third Amendment	940	—
Convertible Notes	1,604	1,508
Amortization of Debt Issuance Costs
Credit Agreement deferred financing fee	291	702
Credit Agreement debt acquisition costs	36	88
Convertible Notes	302	302
Total Interest on borrowings	$12,045	$19,473

A significant portion of our Interest on borrowings relates to the Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The borrowing proceeds were initially allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term.

In February 2017, we entered into a second amendment to the Credit Agreement pursuant to which Leucadia waived certain restrictions regarding distributions and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia in the amount of $3.5 million. The $3.5 million was added to the loan balance and has been treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. In May 2017, we entered into a third amendment to the Credit Agreement pursuant to which Leucadia waived certain restrictions regarding distributions related to expense payments associated with the restructuring of the Convertible Notes and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia equal to the amount of the expense payments (not to exceed $5.0 million in the aggregate). Through September 30, 2017, we incurred $2.4 million in fees related to this waiver which were added to the loan balance and are treated as an additional debt discount and are amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. (See Note 14, “Leucadia Transaction” in the Notes to Condensed Consolidated Financial Statements for more information.)

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in Interest on borrowings of $7.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily due to lower contractual interest on the Credit Agreement and lower amortization of original issue discount, issuance fee discount, and debt issuance costs on the Credit Agreement, primarily due to payments on the loan and the restructuring of the debt which extended the amortization period.

Income Taxes

	Three Months Ended September 30,
	2017	2016

	(In thousands, except percentages)
Loss from continuing operations before income taxes	$(11,620)	$(51,935)
Income tax provision (benefit)	$359	$(89)
Effective tax rate	(3.1)%	0.2%

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

Our income tax provision increased $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The tax provision for the three months ended September 30, 2017 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on their use. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. Since the quarter ended March 31, 2015, our quarterly tax provisions have been principally driven by the establishment or reversal of valuation allowance depending on the book income for the quarter. This continued to be the case for the quarter ended September 30, 2017.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $42.4 million for the three months ended September 30, 2017 compared to a loss of $23.5 million for the three months ended September 30, 2016. The income for the three months ended September 30, 2017 is primarily due to (i) a gain of $57.0 million related to the sale of our equity investment in FastMatch; (ii) a gain of $0.1 million related to the sale of the U.S.-domiciled accounts to Gain; (iii) a gain of $0.3 million related to the sale of V3 intellectual property and other fixed assets and (iv) a reduction of $0.1 million in a reserve for potential regulatory fines related to the events of January 15, 2015 for HK. These gains are partially offset by (i) a net loss on classification as held for sale of $14.2 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets; (ii) severance costs of $0.1 million related to the restructuring and (iii) a loss of $0.4 million from our equity method investment in FastMatch. The remaining loss of $0.4 million represents net operating losses from the entities included in discontinued operations, including the U.S. operation which was transferred to discontinued operations in the nine months ended September 30, 2017 as a result of the sale of the U.S.-domiciled accounts and the termination of our registrations in the U.S.

Loss from discontinued operations, net of tax was $23.5 million for the three months ended September 30, 2016. The loss for the three months ended September 30, 2016 is primarily due to a loss on classification as held for sale of $25.1 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets. The remaining profit of $1.6 million represents net operating results from the entities included in discontinued operations, including the U.S. operation which was transferred to discontinued operations in the nine months ended September 30, 2017.

Nine months ended September 30, 2017

Highlights — Continuing Operations

Total retail trading volumes decreased $640.0 billion, or 25%, to $1,908.0 billion for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in volume compared to the prior year period is primarily due to lower FX volatility in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Retail trading revenue per million traded increased 14% to $72 per million, reflecting a higher proportion of revenue from CFDs. The number of total active retail customer accounts at September 30, 2017 was 122,806, a decrease of 7% from September 30, 2016, primarily related to the lower trading volume.

Revenues from Continuing Operations

Trading revenue decreased by $25.0 million, or 15%, to $136.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Revenues from CFDs, FX spread and commissions were all lower as a result of the decreased trading volume. Only revenue from dealing desk execution was higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In spite of the lower volumes, we had higher revenue per million, primarily due to CFDs.

Net interest revenue of $0.9 million for the nine months ended September 30, 2017 was $0.3 million higher than net interest revenue for the nine months ended September 30, 2016 primarily due to higher interest on cash held.

Other income of $1.7 million for the nine months ended September 30, 2017 primarily consists of $0.7 million of service fees related to post-sale services provided to the buyers of HK and DailyFX and $1.0 million of dormancy and ancillary fees. Other income of $4.5 million for the nine months ended September 30, 2016 primarily consists of $3.0 million of service fees related to post-sale services provided to the buyers of Japan, HK and the equity trading business of FSL, $0.1 million of service fees from FastMatch and $1.4 million of dormancy and ancillary fees.

Operating Expenses from Continuing Operations

Total compensation and employee benefits expense decreased $14.6 million, or 25%, to $43.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was largely due to lower variable compensation expense of $17.6 million, primarily related to compensation plans implemented during the first quarter of 2015 to retain employees following the significant decline in our stock price after the events of January 15, 2015. These compensation plans are no longer in effect for 2017. In addition to the decrease in variable compensation expense, the nine months ended September 30, 2016 included a charge of $0.4 million to write-off employee advances. Further, stock-based compensation expense was lower by $0.3 million in the nine months ended September 30, 2017, largely due to the full vesting of stock grants. These amounts were partially offset by higher severance expense of $1.1 million and higher salary and benefit expense of $2.6 million, primarily due to lower capitalization of compensation costs for software development.

Referring broker fees decreased $7.8 million, or 30%, to $18.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in referring broker fees is related to the lower trading volumes and a decline in indirect trading volume.

Advertising and marketing expense increased $2.3 million, or 25%, to $11.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We increased spending in the Asia Pacific market in 2017.

Communication and technology expense decreased $2.9 million, or 15%, to $17.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily attributable to $2.4 million of lower computer consulting and platform services costs and $0.9 million of lower communication costs, partially offset by $0.4 million of higher market data fees.

Trading costs, prime brokerage and clearing fees increased $0.7 million, or 36%, to $2.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The net increase is primarily attributable to higher prime broker fees.

General and administrative expense decreased $10.1 million, or 23%, to $33.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease of $10.1 million is primarily attributable to (i) a provision of $8.2 million for notes receivable that were forgiven in the nine months ended September 30, 2016; (ii) $1.2 million of lower local taxes; (iii) $0.5 million of lower UK regulatory fees; (iv) an insurance recovery of $0.5 million for costs incurred related to the events of January 15, 2015; (v) $0.5 million to forgive customer debit balances in the nine months ended September 30, 2016; (vi) $0.1 million of lower travel costs and (vii) $0.5 million of lower administrative expenses as a result of the cost reduction efforts, partially offset by higher professional fees of $0.4 million and charges of $1.0 million to reserve for restitution related to trade execution practices prior to August 2010 and client adjustments related to various trading platform issues.

Depreciation and amortization expense decreased $3.1 million, or 17%, to $15.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Amortization expense related to intangibles acquired from customer account acquisitions decreased $1.7 million. Depreciation expense decreased $1.4 million related to fully depreciated assets.

Goodwill impairment loss was $23.9 million for the nine months ended September 30, 2017. As a result of the regulatory settlement announced in February 2017 and the termination of our U.S. business, we performed an interim impairment evaluation of goodwill as of March 31, 2017. This evaluation resulted in the recording of goodwill impairment losses of $23.9 million (see Note 7, "Goodwill" in the Notes to Condensed Consolidated Financial Statements for more information). There was no goodwill impairment loss for the nine months ended September 30, 2016.

Non-operating expenses

(Gain) Loss on Derivative Liabilities — Letter & Credit Agreements

On September 1, 2016, the Letter Agreement was terminated and the material terms are now reflected in the Group LLC Agreement. The value of the derivative liability related to the Letter Agreement as of August 31, 2016 was reversed and the value of Leucadia's 49.9% non-controlling interest was recorded as a redeemable non-controlling interest in Group with a fair value of $235.5 million. The change in the derivative liability related to the Letter Agreement was nil for the nine months ended September 30, 2017 as a result of the termination and a gain of $212.9 million for the nine months ended September 30, 2016, which reflected a decline in the fair value of the Letter Agreement due to the decline in our stock price and an increase in the volatility assumption used in the valuation.

The derivative liability related to the mandatory prepayment provisions of the Credit Agreement was initially recorded at June 30, 2016 at a fair value of $11.6 million as a result of a decline in the fair value of the Credit Agreement below par. The fair value of the derivative liability related to the Credit Agreement is nil at September 30, 2017 representing a gain of $6.2 million for the nine months ended September 30, 2017. No value was attributed to the derivative liability related to the mandatory prepayment provisions as of September 30, 2017 due to the upcoming maturity of the term loan in January 2018. The change in the derivative liability related to the Credit Agreement was a loss of $12.6 million for the nine months ended September 30, 2016.

Interest on Borrowings

The following table sets forth total interest expense recognized for the period indicated:

	Nine Months Ended September 30,
	2017	2016

	(In thousands)
Contractual interest expense
Credit Agreement	$18,569	$25,313
Convertible Notes	2,910	2,911
Deferred interest expense
Credit Agreement	(2,342)	(2,338)
Amortization of Debt Discount
Credit Agreement original issue discount	6,919	23,905
Credit Agreement issuance fee discount	1,084	3,365
Credit Agreement waiver fee discount — Second Amendment	2,908	—
Credit Agreement waiver fee discount — Third Amendment	967	—
Convertible Notes	4,723	4,443
Amortization of Debt Issuance Costs
Credit Agreement deferred financing fee	779	2,422
Credit Agreement debt acquisition costs	97	301
Convertible Notes	907	906
Total Interest on borrowings	$37,521	$61,228

A significant portion of our Interest on borrowings relates to the Credit Agreement. In addition to contractual interest expense, we record deferred interest for the difference between the current period’s contractual rate based on the loan terms and the amortization of the incremental step-up in the contractual rate over the life of the loan. The borrowing proceeds were initially allocated between the Credit Agreement and the Letter Agreement. The portion allocated to the Credit Agreement is reflected as an original issue discount to the Credit Agreement loan balance and amortized to interest expense using the effective interest method. Amortization is accelerated when payments on the Credit Agreement are made. Effective with the Restructuring Transaction on September 1, 2016, the term of the Credit Agreement was extended by one year to January 2018. The amortization of the remaining debt discounts and issuance costs will be recognized over the extended remaining term.

In February 2017, we entered into a second amendment to the Credit Agreement pursuant to which Leucadia waived certain restrictions regarding distributions and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia in the amount of $3.5 million. The $3.5 million was added to the loan balance and has been treated as an additional debt discount and is amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. In May 2017, we entered into a third amendment to the Credit Agreement pursuant to which Leucadia waived certain restrictions regarding distributions related to expense payments associated with the restructuring of the Convertible Notes and in consideration for entering into the waiver, we agreed to pay a fee to Leucadia equal to the amount of the expense payments (not to exceed $5.0 million in the aggregate). Through September 30, 2017, we incurred $2.4 million in fees related to this waiver which were added to the loan balance and are treated as an additional debt discount and are amortized as an adjustment to interest expense over the remaining term of the Credit Agreement. (See Note 14, “Leucadia Transaction” in the Notes to Condensed Consolidated Financial Statements for more information.)

The debt discount on the Convertible Notes is amortized to interest expense over the life of the Convertible Notes using the effective interest method.

The decrease in Interest on borrowings of $23.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to lower contractual interest on the Credit Agreement and lower amortization of original issue discount, issuance fee discount, and debt issuance costs on the Credit Agreement, primarily due to payments on the loan and the restructuring of the debt which extended the amortization period.

Income Taxes

	Nine Months Ended September 30,
	2017	2016

	(In thousands, except percentages)
(Loss) income from continuing operations before income taxes	$(57,568)	$127,996
Income tax provision	$1,120	$35
Effective tax rate	(1.9)%	—%

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

Our income tax provision increased $1.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The tax provision for the nine months ended September 30, 2017 principally relates to foreign jurisdictions for which there are no loss carryforwards or limitations on their use. During the quarter ended March 31, 2015, the Corporation determined that, given the losses incurred from the events of January 15, 2015 and due to the Leucadia Transaction, it was not more likely than not that it would benefit from the tax deduction attributable to the tax basis step-up from the conversion of the non-controlling membership units of Holdings and therefore a valuation allowance was established on substantially all of the Company's deferred tax assets. Since the quarter ended March 31, 2015, our quarterly tax provisions have been principally driven by the establishment or reversal of valuation allowance depending on the book income for the quarter. This continued to be the case for the nine months ended September 30, 2017.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $13.6 million for the nine months ended September 30, 2017 compared to a loss of $55.6 million for the nine months ended September 30, 2016. The income for the nine months ended September 30, 2017 is primarily due to (i) a gain of $57.0 million related to the sale of our equity investment in FastMatch; (ii) a gain of $5.3 million related to the sale of the U.S.-domiciled accounts to Gain; (iii) a gain of $0.8 million related to the sale of ownership interests and shares in CME Group Inc.; (iv) profit of $0.6 million from our equity method investment in FastMatch and (v) a gain of $0.3 million related to the sale of V3 intellectual property and other fixed assets. These gains are partially offset by (i) a net loss on classification as held for sale of $34.6 million on the remaining entities held for sale due to the determination that the fair value less costs to sell the assets did not exceed the carrying value of the assets; (ii) restructuring charges of $4.0 million related to a contract with no future benefits (see Note 22, "Restructuring Plan" in the Notes to Condensed Consolidated Financial Statements for more information); (iii) severance costs of $4.6 million related to the restructuring (see Note 22, "Restructuring Plan" in the Notes to Condensed Consolidated Financial Statements for more information) and (iv) a reserve of $0.3 million for potential regulatory fines related to the events of January 15, 2015 for HK. The remaining loss of $7.0 million represents operating losses from the entities included in discontinued operations, primarily related to the U.S. operation which was transferred to discontinued operations in the nine months ended September 30, 2017 as a result of the sale of the U.S.-domiciled accounts and the termination of our registrations in the U.S.

Loss from discontinued operations, net of tax was $55.6 million for the nine months ended September 30, 2016. The loss for the nine months ended September 30, 2016 is primarily due to a loss on classification as held for sale of $57.1 million on the remaining entities held for sale due to the determination that the fair value less costs to sell of the assets did not exceed the carrying value of the assets and a reserve for $0.5 million for potential regulatory penalties relate to pre-August 2010 trade execution practices of HK, partially offset by a gain of $0.7 million for the disposition of an equity investment. The remaining profit of $1.3 million represents net operating results from the entities included in discontinued operations, including the U.S. operation which was transferred to discontinued operations in the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified the Corporation that the market value of its publicly held shares does not meet the requirement for continued listing under The Nasdaq Global Market's listing standards. On November 6, 2017, the Corporation was notified that the market value of its publicly held shares failed to meet the listing requirement under Nasdaq Listing Rule 5450(b)(2), and that Nasdaq will remove the Corporation from The Nasdaq Global Market.

Upon the Corporation's application, Nasdaq has approved the Corporation's publicly held shares to trade on a different Nasdaq exchange tier, The Nasdaq Capital Market, effective November 13, 2017.

Although the Corporation's publicly held shares are expected to be traded on The Nasdaq Capital Market, the Corporation's failure to remain listed on the Nasdaq Global Market is a Fundamental Change, as defined under the indenture governing its Convertible Notes. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require the Corporation to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

Because the Corporation is primarily a holding company with limited business operations, the Corporation's only source of cash to pay interest and principal on its outstanding indebtedness, including its obligations under the Convertible Notes, are distributions relating to the Corporation's ownership interests in Group from the net earnings and cash flows generated by Group.

The Corporation has only an indirect interest in Group through its 74.5% interest in Holdings, which in turn owns 50.1% of Group. The Amended and Restated Limited Liability Company Agreement of FXCM Group, LLC provides that only a limited percentage of cash distributions by Group are allocated to Holdings. In addition, earnings and cash flows generated by Group are first applied by Group in conducting its operations, including maintaining required regulatory capital levels, maintaining margin deposits with liquidity providers, and the service of its debt obligations, after which excess cash flow may be paid to its shareholders.

All of the Corporation's income generating assets, as well as its cash and cash equivalents, are held by Group and its subsidiaries. As of September 30, 2017, our cash and cash equivalents were $133.3 million, including $11.4 million within assets held for sale.

Because (1) the Corporation does not unilaterally control the amount and timing of cash distributions by Group, (2) Group has its own debt obligations, and (3) Group has its own regulatory capital requirements to conduct its business, the Corporation believes it will be difficult to procure the requisite liquidity should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes upon the occurrence of a Fundamental Change. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia loan agreements (see Note 14). Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes upon a failure to remain listed on the Nasdaq Global Market, the Convertible Notes are due to mature in June 2018. As of September 30, 2017, the Convertible Notes have a principal balance of $172.5 million and are reflected in current liabilities on the condensed consolidated statements of financial condition. Absent a restructuring of the debt or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. Accordingly, the Corporation believes that the delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about its ability to continue as a going concern as at November 14, 2017, the date that the financial statements included within this quarterly report were issued.

On November 10, 2017, the Corporation announced that it entered into a restructuring support agreement (the “RSA”) with Holdings, Group, Leucadia and an ad hoc group (the “Ad Hoc Group”) of holders of more than 68.5% of the Convertible Notes to restructure the obligations of the Corporation and Holdings pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed under Chapter 11 of the United States Bankruptcy Code. The overall purpose of the Plan is to enable the Corporation to exchange the Convertible Notes for a new series of senior secured notes (the "New Secured Notes") with a maturity of five years and to restructure its current operations to reduce current expenses.

Generally, the Plan provides that:

•
The Convertible Notes will be exchanged for the New Secured Notes in an amount equal to the principal and accrued interest owed on the Convertible Notes as of the petition date of the Corporation’s Chapter 11 case and with a maturity date that is five years after the effective date of the Corporation’s Chapter 11 Plan. The New Secured Notes will be guaranteed by Holdings and secured by liens on all assets of the Corporation and Holdings, including by a junior lien (subject to the lien of Leucadia under the Credit Agreement) on the interests of Holdings in its membership interests in Group. The New Secured Notes will accrue interest at a rate of 7.0% per annum with a payment in kind toggle option that can be exercised under certain conditions based on cash available to the Corporation and only for interest in excess of the 2.25% of the original principal balance of the New Secured Notes less reductions and repayments of such original principal balance amount. The indenture governing the New Secured Notes will not include a convertible feature, but will include certain covenants, including covenants which, subject to certain exceptions, limit the ability of the Corporation and Holdings to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets. The New Secured Notes are not liabilities of Group and only have recourse to the assets of the Corporation and Holdings.

•	The rights of holders of the Corporation’s Class A common stock will be unimpaired.

•
The limited liability company operating agreements of Holdings and Group will be amended to provide certain covenants that will, among other things, permit certain excess cash generated by Group and its affiliates to be distributed to Holdings and, thus, the Corporation under certain circumstances set forth in the agreements.

•	The Credit Agreement will be amended to extend the maturity by twelve months to January 16, 2019.

•	Mutual releases will be effectuated among the members of the Ad Hoc Group, Leucadia, the Corporation, Holdings and Group.

•	All administrative expense claims, priority tax claims, and priority claims, as well as all undisputed customer, vendor or other trade obligations of the Corporation will be paid in full.

The only class of creditors entitled to vote on the Plan are the holders of the Convertible Notes. Five holders who hold more than 68.5% of the outstanding Convertibles Notes are party to the RSA and are contractually obligated to vote in favor of the Plan. Upon receipt of the requisite votes to accept the Plan, which requires the consent of more than two-thirds in terms of value of the voting holders of the Convertible Notes and 50% in number of those noteholders who vote, the Corporation plans to file Chapter 11 cases to consummate the Plan. There is no certainty that the requisite holders of the Convertible Notes will vote in favor of the Plan. The period from the filing of the Chapter 11 case to confirmation of the Plan is expected to take no longer than sixty days.

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

By the end of the 2017 calendar year, the Corporation intends to file a Form 15 with the Securities and Exchange Commission to deregister its Class A common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and terminate its duty to file periodic reports with the Securities and Exchange Commission, such as quarterly and annual reports. As a result of deregistration, the Corporation expects its annual expenses to be reduced.

In an effort to further minimize expenses as contemplated by the restructuring, the board of directors of the Corporation has also decided to reduce the size of its board. Effective as of the Effective Date of the Plan, Messrs. David Sakhai and Eduard Yusupov will resign from their positions as members of the board of the Corporation. The decisions by Messrs. Sakhai and Yusupov to resign are not a result of any disagreement with the Corporation.

In addition, certain Executive Officers of the Corporation will submit their resignation to the board of directors of the Corporation, effective as of the Effective Date of the Plan: (i) Margaret Deverell, Chief Accounting Officer, (ii) Robert Lande, Chief Financial Officer, and (iii) David S. Sassoon, General Counsel. The resignation of these executives from the Corporation will allow each of them to focus their priorities in these roles to Group.

Leucadia Financing

On January 16, 2015, Holdings and FXCM Newco, LLC (“Newco”), a newly-formed wholly-owned subsidiary of Holdings, entered into a credit agreement (as subsequently amended on January 24, 2015 and thereafter, the "Credit Agreement") with Leucadia National Corporation ("Leucadia"), as administrative agent and lender, and a related financing fee agreement (the “Fee Letter”).  The financing enabled us to maintain compliance with regulatory capital requirements and continue operations. On January 16, 2015, in connection with the Credit Agreement and the Fee Letter, the Corporation, Holdings, Newco and Leucadia also entered into an agreement (as subsequently amended on January 24, 2015, the "Letter Agreement") that set the terms and conditions upon which the Corporation, Holdings and Newco would pay in cash to Leucadia and its assignees a percentage of the proceeds received in connection with certain transactions.  In connection with these financing transactions, Holdings formed Newco and contributed all of the equity interests owned by Holdings in its subsidiaries to Newco.

Restructuring of the Leucadia Financing

On September 1, 2016 we completed the restructuring of the financing arrangements with Leucadia. Key elements of the restructuring include:

Credit Agreement

•	The maturity date of the Credit Agreement was extended one year to January 16, 2018.

•	We were granted the ability to defer any three of the remaining interest payments.

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

•
In conjunction with the Plan, the terms of the Credit Agreement will, upon the effective date of the Plan, also be amended to extend the maturity of the Term Loan under the Credit Agreement by an additional year to January 16, 2019 (See Note 23, "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for further information).

Letter Agreement

•	The Letter Agreement was terminated and the material terms are now reflected in the Amended and restated Limited Liability Company Agreement of Group, LLC (the “Group Agreement”).

Group Agreement

•	The Group Agreement replaces the existing FXCM Newco, LLC agreement and FXCM Newco, LLC was renamed Group, LLC (“Group”).

•	Leucadia acquired a 49.9% non-controlling interest in Group.

•	The Group Agreement provides that Group will be governed by a six-member board, with three directors each appointed by Global Brokerage and Leucadia.

•	Holdings and Leucadia share the right to request a sale process after January 16, 2018, subject to both Holdings and Leucadia reasonably accepting the highest reasonable sales price.

Management Agreement

•	Group and Holdings entered into a Management Agreement (the “Management Agreement”) pursuant to which Holdings would manage the assets and day to day operations of Group and its subsidiaries.

•	On October 1, 2017 the Management Agreement was terminated (see Note 23, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for more information).

Management Incentive Plan

•	Group adopted the 2016 Incentive Bonus Plan for Founders and Executives (the “Management Incentive Plan”), which is a long-term plan with five-year vesting.

•	On February 2, 2017, Group and Leucadia entered into an acknowledgment whereby Leucadia may terminate the Management Incentive Plan at any time for any reason in its sole discretion.

•	On November 8, 2017, the Management Incentive Plan was terminated (see Note 23, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for more information).

Leucadia will be entitled to receive additional distributions of proceeds that, when added to their 49.9% membership interest, will result in the following distribution percentages under the Current Waterfall pursuant to the prepackaged plan of reorganization:

Aggregate Distributions	Current Waterfall
Amounts due under the Credit Agreement	100% Leucadia
Next $350 million	50% Leucadia / 50% Holdings
Next $600 million	90% Leucadia / 10% Holdings
All aggregate amounts thereafter	60% Leucadia / 40% Holdings

See Note 14, "Leucadia Transaction" in the Notes to Condensed Consolidated Financial Statements for additional information.

Regulatory Capital Requirements

The table below presents the minimum capital requirement, the capital, as defined by the respective regulatory authority, and the excess capital for our regulated entities as of September 30, 2017:

	Regulatory Jurisdiction	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital

	(In millions)
Forex Capital Markets Limited	U.K.	$20.0	$84.5	$64.5
FXCM Australia Pty. Ltd.	Australia	$1.9	$11.4	$9.5
Lucid Markets LLP	U.K.	$4.5	$8.9	$4.4

As a result of regulatory settlements reached with the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA") in February 2017, our U.S. entity has withdrawn from business in the U.S. and deregistered from the CFTC and the NFA and is no longer a regulated entity as of September 30, 2017.

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

On October 3, 2016 we commenced a $15.0 million "at-the-market" offering program for the Corporation's Class A common stock. The common stock may be offered under our effective shelf registration (including prospectus). Proceeds would be used to reduce our outstanding indebtedness and for other general corporate purposes. As of September 30, 2017, we have not issued or sold any shares under this program.

Cash Flow and Capital Expenditures — Continuing and Discontinued Operations

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

	(In thousands)
Cash (used in) provided by operating activities	$(28,665)	$33,617
Cash provided by (used in) investing activities	44,149	(16,021)
Cash used in financing activities	(97,760)	(245)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5,296	1,481
Net (decrease) increase in cash and cash equivalents	(76,980)	18,832
Cash and cash equivalents – end of period	$133,312	$233,472

Included in net cash flows are the following non-cash and other items which are reported in discontinued operations in the unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,
	2017	2016

	(In thousands)
Depreciation and amortization	$700	$2,789
Equity-based compensation	$131	$426
Loss on classification as held for sale assets	$34,618	$57,092
Transaction costs associated with sale of equity investment	$(152)	$—
Gain on sale of customer accounts	$(5,338)	$—
Transaction costs associated with sale of customer accounts	$(216)	$—
Gain on asset disposition	$(300)	$—
Income from equity method investments, net	$600	$242
Purchases of office, communication and computer equipment	$(212)	$(149)
Gain on disposition of equity method investment	$(56,973)	$679

Operating Activities

Details of cash (used in) provided by operating activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2017	2016
Net (loss) income and other adjustments	$56,206	$11,484
Non-cash equity-based compensation	883	1,504
Non-cash — change in tax receivable agreement liability	—	44
Net interest payments	(20,509)	(27,254)
Cash paid for taxes	(1,251)	(194)
All other, net, including net current assets and liabilities	(63,994)	48,033
Net cash (used in) provided by operating activities	$(28,665)	$33,617

Cash used in operating activities of $28.7 million for the nine months ended September 30, 2017 is primarily attributable to the net loss, adjusted for certain non-cash items, interest payments on the Convertibles Notes and Credit Agreement, a decrease in accounts payable and accrued expenses of $23.1 million primarily due to payments made on prior year accruals related to variable compensation, an increase of $5.5 million in deposits placed with third party merchants primarily related to a credit card processor, offset by a decrease in net due from broker balances of $17.1 million resulting from the net change in open trading positions, including $13.3 million related to discontinued operations.

Cash provided by operating activities of $33.6 million for the nine months ended September 30, 2016 was primarily attributable to an increase in net income, adjusted for certain non-cash items, an increase in net due to broker balances of $30.8 million resulting from the net change in open trading positions, including $19.1 million related to CFDs and $9.0 million related to discontinued operations, and an increase in accounts payable and accrued expenses of $12.5 million primarily due to accruals related to variable compensation.

Investing Activities

Details of cash provided by (used in) investing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2017	2016
Purchases of office, communication and computer equipment	$(8,766)	$(14,521)
Purchase of intangible assets	(1,500)	(1,500)
Proceeds from sale of customer accounts	7,185	—
Proceeds from asset disposition	300	—
Proceeds from sale of equity method investment	50,598	—
Payment of earn-out from sale of equity method investment	(3,668)	—
Net cash provided by (used in) investing activities	$44,149	$(16,021)

Cash provided by investing activities of $44.1 million during the nine months ended September 30, 2017 consisted of $8.8 million of capital expenditures, primarily for capitalized software, payments of $1.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015, proceeds received of $7.2 million related to the sale of our U.S. customer accounts, and proceeds received of $50.6 million related to the sale of our equity interest in FastMatch, offset by a payment of $3.7 million for the purchase of an earn-out from another equity seller in connection with the sale of Fastmatch.

Cash used in investing activities of $16.0 million during the nine months ended September 30, 2016 consisted of $14.5 million of capital expenditures, primarily for capitalized software, and a payment of $1.5 million under the terms of the asset purchase agreement for FX trading accounts acquired in the second quarter of 2015.

Financing Activities

Details of cash used in financing activities are as follows, with amounts in thousands:

	Nine Months Ended September 30,
	2017	2016
Distributions to non-controlling members	$(4,990)	$(104)
Principal payments on borrowings under the Credit Agreement	(92,770)	(141)
Net cash used in financing activities	$(97,760)	$(245)

Cash used in financing activities of $97.8 million during the nine months ended September 30, 2017 consisted of $5.0 million of distributions to other non-controlling interests and $92.8 million of principal payments on borrowings under the Credit Agreement. Cash used in financing activities of $0.2 million during the nine months ended September 30, 2016 consisted of $0.1 million of distributions to other non-controlling interests and $0.1 million of principal payments on borrowings under the Credit Agreement.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and other commercial commitments as of September 30, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(In thousands)
Lease obligations	$33,420	$2,225	$11,248	$6,798	$13,149
Credit Agreement (1)	71,737	3,495	68,242	—	—
Convertible Notes	176,382	1,941	174,441	—	—
Deferred payment for customer accounts acquisition	1,473	503	970	—	—
Digital Advertising Agreement related to Sale of DailyFX	3,206	356	2,850	—	—
Tax Receivable Agreement (2)	145,616	—	—	—	145,616
Total	$431,834	$8,520	$257,751	$6,798	$158,765
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

As of September 30, 2017, (3.5)% of our net current assets (current assets less current liabilities excluding the Convertible Notes) were in Swiss Franc, 2.3% were in Euros, 1.7% in Hong Kong dollars, (1.2)% in British pounds and (1.2)% in all other currencies other than the U.S. dollar. For illustrative purposes, if each of these currencies were to adversely change by 10% with no intervening hedging activity by ourselves, this would result in a pre-tax loss (gain) of $0.3 million in the case of Swiss Franc, $(0.2) million for Euros, $(0.1) million for Hong Kong Dollars, and $0.1 million for British pounds.

Interest rate risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements.

Our cash and customer cash (on which we generally do not pay interest) is held primarily in short-term demand deposits at banks and at our FX market makers. Interest rates earned on these deposits and investments affects our interest revenue. We currently derive a minimal amount of interest income on our cash balances as interest rates are near-zero. Based on cash and customer cash held for continuing operations at September 30, 2017, we estimate that a 50 basis point change in interest rates would result in a $2.3 million favorable impact to our annual pre-tax earnings or loss from continuing operations.

The Convertible Notes pay a fixed rate of interest and are not subject to fluctuations in interest rates. If we were to refinance the debt, the interest rates in effect at that time may be different than the existing fixed rate. Beginning with the fourth quarter of 2016, the Credit Agreement has a fixed interest rate of 20.5% per annum until maturity (before giving effect to any applicable default rate).

Credit risk

Credit risk is the risk that a borrower or counterparty will fail to meet its obligations. We are exposed to credit risk from our customers, as well as institutional counterparties.

All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account and our systems are designed so that each customer’s positions are revalued on a real-time basis to calculate the customer’s usable margin. Usable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. The retail customer’s positions are automatically closed once his or her usable margin falls to zero. While it is possible for a retail customer account to go negative in rare circumstances, for example, due to system failure, a final stop loss on the account is automatically triggered which will execute the closing of all positions. As a result of the foregoing measures, prior to the events of January 15, 2015, our customers rarely had significant negative equity balances, and exposure to credit risk from customers was therefore minimal. For the nine months ended September 30, 2017 and 2016, losses incurred from customer accounts that had gone negative were not material and $0.6 million, respectively.

On January 15, 2015, however, the decision by the Swiss National Bank to discontinue its currency floor of 1.2 CHF per EUR led to unprecedented volatility in the EUR/CHF currency pair. As a result, our customers suffered significant losses and generated debit balances owed to us of approximately $275.1 million. Following those events, we have taken a number of actions to reduce credit risk from our customers. We have increased margin requirements and discontinued currency pairs from our platform that we believe carry significant risk due to overactive manipulation by their respective governments either by a floor, ceiling, peg or band. We expect that these actions will reduce the risk that another event of increased volatility could lead to significant negative equity balances. However, while we believe these actions mitigate our exposure, we are still exposed to the risk of losses from negative equity balances. For example, at September 30, 2017, assuming a 10% reduction in the GBP, EUR, JPY and AUD and no market liquidity (i.e., counterparties halt trading GBP, EUR, JPY and AUD), we estimate clients holding long GBP, EUR, JPY and AUD positions would incur debit balances of approximately $3.0 million, $4.6 million, $6.0 million, and $3.9 million, respectively.

In addition, we are exposed to the following institutional counterparties: clearing and prime brokers as well as banks with respect to our own deposits and deposits of customer funds. We are exposed to credit risk in the event that such counterparties fail to fulfill their obligations. We manage the credit risk arising from institutional counterparties by setting exposure limits and monitoring exposure against such limits, carrying out periodic credit reviews, and spreading credit risk across a number of different institutions to diversify risk. As of September 30, 2017, our exposure to our three largest institutional counterparties, all major global banking institutions, was 27.5% of total assets and the single largest within the group was 10.2% of total assets.

Market risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. In our retail business, we operate predominantly on an agency execution model and are not exposed to the market risk of a position moving up or down in value with the exception of certain trades of our CFD customers. As of September 30, 2017, our net unhedged exposure to CFD customer positions was 22.5% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged CFD positions as of September 30, 2017 would result in a $12.5 million adverse impact to our pre-tax earnings or loss from continuing operations.

We offer our smaller retail clients with less than $20,000 in deposits the option to trade with a dealing desk, or principal model. In our agency execution model, when a customer executes a trade with us, we act as a credit intermediary, simultaneously entering into trades with the customer and the FX market maker. In the principal model, we may maintain our trading position and not offset the trade with another party. As a result, we may incur trading losses using principal model execution from changes in the prices of currencies where we are not hedged. We have established risk limits, policies and procedures to monitor risk on a continuous basis. As of September 30, 2017, our net unhedged exposure to FX customer positions was 18.6% of total assets. A hypothetical 10% fully correlated adverse change in the value of our unhedged FX positions as of September 30, 2017 would result in a $10.3 million adverse impact to our pre-tax earnings or loss from continuing operations.

We hold a 50.1% interest in Lucid, an electronic market maker and trader in the institutional foreign exchange spot and futures market. Lucid has risk limits by currency, trading strategy and overall exposure which are monitored continuously. In addition, Lucid seeks to close all open positions by the end of each foreign exchange trading day in New York. The average intra-day gross notional position in the three months ended September 30, 2017 was $13.7 million and the maximum intra-day gross position was $48.0 million. A hypothetical 10% fully correlated decrease in value at the maximum intra-day position would result in a $4.8 million adverse impact to consolidated pre-tax earnings or loss. Lucid also has a trading strategy in the over-the-counter options market on FX. Similar to its spot and futures markets trading, Lucid has position and risk limits that are monitored continuously.

Liquidity risk

In normal conditions, our business of providing online FX trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2017, cash and cash equivalents held for continuing operations, excluding cash and cash equivalents held for customers, were 21.9% of total assets.

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

Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2017, on a separate company basis, we were required to maintain $26.4 million of minimum capital in the aggregate across all jurisdictions and had $78.4 million of excess adjusted net capital over this required regulated capital in all jurisdictions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 15, 2015, as a result of the unprecedented volatility in the EUR/CHF currency pair after the Swiss National Bank (the "SNB") discontinued its currency floor of 1.2 CHF per EUR, US suffered a temporary breach of certain regulatory capital requirements.  On August 18, 2016, the Commodity Futures Trading Commission ("CFTC") filed a complaint, U.S. Commodity Futures Trading Commission v. Forex Capital Markets, LLC, in the U.S. District Court for the Southern District of New York, alleging that US was undercapitalized following the SNB’s decision to remove the currency peg, that US failed to notify the CFTC of its undercapitalization, and that US guaranteed customer losses. On December 8, 2016, the CFTC filed an amended complaint. On or about February 13, 2017, US settled with the CFTC without admitting or denying any of the allegations, and pursuant to a consent order entered by the court, agreed to pay a civil monetary penalty in the amount of $0.7 million to the CFTC.

On May 8, 2015, the International Union of Operating Engineers Local No. 478 Pension Fund filed a complaint against the Company, its former Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Southern District of New York, individually and on behalf of all purchasers of the Company’s common stock between June 11, 2013 and January 20, 2015. The complaint alleges that the defendants violated certain provisions of the federal securities laws and seeks compensatory damages as well as reasonable costs and expenses. An amended and consolidated complaint was filed on January 11, 2016.  The Company filed a motion to dismiss the consolidated complaint on February 25, 2016 which was granted by the Court on August 18, 2016. On October 7, 2016, the District Court entered an order of final judgment closing the case. On November 3, 2016, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit to challenge the district court’s order and final judgment that dismissed the case with prejudice. On February 28, 2017, plaintiffs filed a motion in the district court to alter the final judgment and allow them the opportunity to file an amended complaint to add new facts they contended were relevant to the matter, but did not become known until after the district court’s final judgment and their appeal filing. On July 27, 2017, while not ruling on the merits of plaintiffs’ appeal, the Second Circuit vacated the lower court’s judgment and remanded the case back to the district court to decide whether to allow plaintiffs the opportunity to amend the complaint. On July 28, 2017, the district court entered an order permitting the plaintiffs to file an amended complaint by August 28, 2017, which they did. On September 28, 2017, the Company filed a motion to dismiss the second amended complaint.

On December 15, 2015, Brett Kandell, individually and on behalf of nominal defendant, Global Brokerage, Inc., filed a shareholder derivative complaint against the members of Global Brokerage’s board of directors (the “Board”) in the Delaware Court of Chancery.  The case is captioned Brett Kandell v. Dror Niv et al., C.A. No. 11812-VCG.  On March 4, 2016, plaintiff filed an amended shareholder derivative complaint, which alleges breach of fiduciary duty, contribution and indemnification, waste of corporate assets, and unjust enrichment and seeks compensatory damages, rescission of certain agreements as well as reasonable costs and expenses. A second amended shareholder derivative complaint was filed on May 31, 2016 and the Board filed a motion to dismiss on July 15, 2016. Subsequently, plaintiff filed a third amended shareholder derivative complaint on September 1, 2016 and the Board filed a motion to dismiss on October 17, 2016. On September 29, 2017, the Delaware Chancery Court issued its ruling granting in part and denying in part the Board’s motion to dismiss the third amended complaint. The Court dismissed in their entirety the claims for waste of corporate assets and unjust enrichment. The Court dismissed, in part, the claims for breach of fiduciary duty and contribution and indemnification to the extent they related to the Board’s approval of a shareholder rights plan in January 2015 and new severance and executive bonus plans in March 2015 and April 2016. The Court did not, however, dismiss the breach of fiduciary duty and contribution and indemnification claims to the extent they related to the Board’s approval of the Leucadia loan and subsequent Memorandum of Understanding and the Board’s approval of the Company’s purported “no-debit” policy which the CFTC claimed violated CFTC Regulation 5.16.

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

In response to Global Brokerage's announcement on February 6, 2017 regarding settlements with the NFA and the CFTC, several putative securities class action lawsuits have been filed against Global Brokerage, Inc., the Board, and certain officers of the Company in the U.S. District Court for the Southern District of New York. The complaints in these actions allege that the defendants violated certain provisions of the federal securities laws and seek compensatory damages as well as reasonable costs and expenses. These actions have been consolidated and the court has appointed a lead plaintiff and lead counsel. On June 19, 2017, lead counsel filed a consolidated amended complaint on behalf of the class. On August 3, 2017, the Company and individual defendants filed a motion to strike and dismiss the consolidated amended complaint. In addition, a related shareholder derivative action has been filed against the Board in the same court alleging a violation of the federal securities laws. This shareholder derivative action was stayed on April 27, 2017, pending dismissal or discovery in the aforementioned related securities class action. On August 4, 2017, another shareholder filed a derivative action against the Board and certain officers of the Company in Delaware federal court. The case has been transferred to Pennsylvania federal court.

Also, on April 14, 2017, a customer of US filed a class action on behalf of customers who traded on the No Dealing Desk platform during the 2010-2016 period and alleges that such customers were harmed as a result of the Company’s relationship and use of Effex Capital, LLC ("Effex") as a liquidity provider. The class action was filed in the U.S. District Court for the Southern District of New York and alleges, among other things, breach of contract and breach of fiduciary duty by US and other related claims against the Company, Holdings, Dror Niv, William Ahdout, and Effex and its principal. On August 3, 2017, the district court entered an order staying the matter with respect to the claims against the Company, Holdings, Dror Niv and William Ahdout pending resolution of an individual arbitration proceeding by the customer. A similar class action asserting substantially the same claims was filed by another customer on June 21, 2017. These two actions have been consolidated and are stayed pending resolution of individual arbitration. The Company and other named Global Brokerage defendants intend to vigorously defend against the claims asserted against them by these customers.

For the outstanding matters referenced above, including ordinary course of business litigation and claims referenced in the first paragraph hereto, for which a loss is more than remote but less than likely, whether in excess of an accrued liability or where there is no accrued liability, we have estimated a range of possible loss. Management believes the estimate of the aggregate range of possible loss in excess of accrued liabilities for such matters is between nil and $0.9 million as of September 30, 2017.

In view of the inherent difficulty of predicting the outcome of litigation and claims, we cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to our financial condition, results of operations or cash flows for any particular reporting period.

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

The market value of our publicly held common stock does not meet the minimum threshold required for continued listing on the Nasdaq Global Market, and as a result our common stock may be delisted.

On May 2, 2017, the Nasdaq Stock Market (“Nasdaq”) notified us that the market value of our publicly held shares does not meet the requirement for continued listing under the Nasdaq Global Market listing standards. On November 6, 2017, we were notified that Nasdaq will remove us from The Nasdaq Global Market. Upon our application, Nasdaq has approved our shares to trade on a different Nasdaq exchange tier, The Nasdaq Capital Market, effective November 13, 2017.

Although our shares are expected to be traded on The Nasdaq Capital Market through the end of calendar year 2017, delisting could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and business partners, the loss of investor interest and fewer business development opportunities.

Our financial statements contain a qualification as to our ability to continue as a going concern due primarily to the potential consequences of a delisting from the Nasdaq Global Market.

As described above, our common stock has been delisted from the Nasdaq Global Market. Our failure to remain listed on the Nasdaq Global Market is a Fundamental Change, as defined under the indenture governing our Convertible Notes due 2018. In the event of a Fundamental Change, each holder of the Convertible Notes has the right, at such holder’s option, to require us to purchase for cash all of such holder’s notes, in accordance with the requirements and procedures set forth in the indenture, at a purchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest.

As of September 30, 2017, our cash and cash equivalents were $133.3 million, including $11.4 million within assets held for sale. We believe it would be difficult to generate the funding required should the holders of the Convertible Notes exercise their rights to require the Corporation to purchase their notes. The Corporation's inability to comply with this requirement under the indenture would be an event of default, which also could lead to an event of default under the Leucadia Credit Agreement. Additionally, even if the holders of the Convertible Notes do not exercise their rights to require the Corporation to purchase the Convertible Notes upon a Fundamental Change, the Convertible Notes are due to mature in June 2018. As of September 30, 2017, the Convertible Notes have a principal balance of $172.5 million. Absent a restructuring of the debt, a sale of other assets or a capital infusion, the Corporation does not have the resources to pay the Convertible Notes in full at maturity. Accordingly, we believe that the delisting and the upcoming maturity of the Convertible Notes within less than 12 months raises substantial doubt about the Corporation's ability to continue as a going concern.

Due in part to the delisting from Nasdaq Global Market, on November 10, 2017, the Corporation announced that it entered into a restructuring support agreement (the “RSA”) with Holdings, Group, Leucadia and an ad hoc group (the “Ad Hoc Group”) of holders of more than 68.5% of the Convertible Notes to restructure the obligations of the Corporation pursuant to a prepackaged plan of reorganization (the “Plan”) to be filed under Chapter 11 of the United States Bankruptcy Code. The overall purpose of the Plan is to enable the Corporation to exchange the Convertible Notes for new notes with an extended maturity of five years and to restructure its current operations to reduce current expenses.

Generally, the Plan provides that:

•
The Convertible Notes will be exchanged for a new series of senior secured notes (the “New Secured Notes”) in an amount equal to the principal and accrued interest owed on the Convertible Notes as of the petition date of the

Corporation’s Chapter 11 case and with a maturity date that is five years after the effective date of the Corporation’s Chapter 11 Plan. The New Secured Notes will be guaranteed by Holdings and secured by liens on all assets of the Corporation and Holdings, including by a junior lien (subject to the lien of Leucadia under the Credit Agreement) on the interests of Holdings in its membership interests in Group. The New Secured Notes will accrue interest at a rate of 7.0% per annum with a payment in kind toggle option that can be exercised under certain conditions based on cash available to the Corporation and only for interest in excess of the 2.25% of the original principal balance of the New Secured Notes less reductions and repayments of such original principal balance amount. The indenture governing the New Secured Notes will not include a convertible feature, but will include certain covenants, including covenants which, subject to certain exceptions, limit the ability of the Corporation and Holdings to incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets. The New Secured Notes are not liabilities of Group and only have recourse to the assets of the Corporation and Holdings.

•	The rights of holders of the Corporation’s Class A common stock will be unimpaired.

•
The limited liability company operating agreements of Holdings and Group will be amended to provide for certain covenants that will, among other things, permit certain excess cash generated by Group and its affiliates to be distributed to Holdings and, thus, the Corporation under certain conditions that are set forth in the agreements.

•	The Credit Agreement will be amended to extend the maturity of the Credit Agreement by twelve months to January 16, 2019.

•	Mutual releases will be effectuated among the members of the Ad Hoc Group, Leucadia, the Corporation, Holdings and Group.

•
All administrative expense claims, priority tax claims, and priority claims, as well as all undisputed customer, vendor or other trade obligations of the Corporation will be paid in full in the ordinary course of business.

The only class of creditors entitled to vote on the Plan are the holders of the Convertible Notes. Five holders who hold more than 68.5% of the outstanding Convertibles Notes are party to the RSA and are contractually obligated to vote in favor of the Plan. Upon receipt of the requisite votes to accept the Plan, which requires the consent of more than two-thirds in terms of value of the voting holders of the Convertible Notes and 50% in number of those noteholders who vote, the Corporation plans to file Chapter 11 cases to consummate the Plan. There is no certainty that the requisite holders of the Convertible Notes will vote in favor of the Plan. The period from the filing of the Chapter 11 case to confirmation of the Plan is expected to take no longer than sixty days.

Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we are unable to continue planned business operations. If the Plan is not successful and we are unable to continue as a going concern, it would have a material adverse effect on the value of an investment in our common stock.

The Plan may have a material adverse effect on our operations.

Please be advised that we are soliciting votes on the Plan so that the Corporation has the option of commencing a Chapter 11 case. Upon commencement of the Chapter 11 case, we would attempt to convey the benefits of the Plan and the Chapter 11 case to our existing and potential creditors, equity-holders and other stakeholders. As noted above, we believe that consummation of the Plan and the accompanying restructuring would extend the maturity of the Corporation’s debt obligations, extend the maturity of the Leucadia Credit Agreement, and enhance the likelihood of distributions and payments being made from Group to Holdings and Holdings to the Corporation to permit the Corporation to pay its obligations. However, the Plan and the commencement of the Chapter 11 case could adversely affect the relationships between the Company and our existing and potential creditors and other stakeholders and subject the Corporation to other direct and indirect adverse consequences. For example, if the Corporation is not able to confirm and implement a plan of reorganization, the Corporation may be forced to liquidate under Chapter 7 of the Bankruptcy Code.

In addition, the Plan and the commencement of the Chapter 11 case could adversely affect Group and Group’s existing and potential creditors and other stakeholders and subject Group to other direct and indirect adverse consequences. Adverse consequences to Group as a result of the Plan and the commencement of the Chapter 11 case could indirectly affect the Corporation because the ability of the Corporation to fund its operations and make payments to its creditors is dependent upon the funding by Holdings, which are dependent upon distributions by Group of either: (1) Permitted Payments (as defined in the

FXCM Group, LLC Agreement), or (2) distributions or dividends on account of Holdings’ equity interests in Group. See “The Bankruptcy Court may not confirm the Plan or may require us to re-solicit votes with respect to the Plan.”

We cannot predict the amount of time that we would spend in bankruptcy for the purpose of implementing the Plan, and a lengthy bankruptcy proceeding could disrupt our business.

If the Plan is not confirmed on a timely basis because of a challenge to the Plan or does not become effective because of a failure to satisfy the conditions to the effectiveness of the Plan, we may be forced to operate in bankruptcy for an extended period while attempting to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case would increase both the probability and the magnitude of the disruption to our business operations. In addition, in a protracted bankruptcy case, a party in interest may seek confirmation of an alternative, competing plan that may propose different and materially less advantageous treatment of holders of claims against the Corporation including the Convertible Notes, and other parties in interest. Finally, there is no guarantee that we can secure appropriate debtor in possession financing necessary to conduct a protracted bankruptcy.

We may not be successful in obtaining first day orders to permit ordinary course of business payments.

We intend to address potential concerns of our creditors and other key parties in interest that might arise from the filing of the Plan. We may, in our sole discretion, move to provide for the payments of prepetition accounts payable and other obligations incurred in the ordinary course of business. However, there can be no guarantee that the Bankruptcy Court will enter such court orders or that we would be successful in obtaining any other necessary approvals for such arrangements, and as a result, our business and access to credit, supplies, materials or services might suffer.

The Bankruptcy Court may not confirm the Plan or may require us to re-solicit votes with respect to the Plan.

We cannot assure you that the Plan, if filed, will be confirmed by the Bankruptcy Court. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the Bankruptcy Court that the plan of reorganization is “feasible,” that all claims and interests have been classified in compliance with the provisions of Section 1122 of the Bankruptcy Code, and that, under the plan of reorganization, each holder of a claim or interest within each impaired class either accepts the plan of reorganization or receives or retains cash or property of a value, as of the date the plan of reorganization becomes effective, that is not less than the value such holder would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that the feasibility test and other requirements of Section 1129 of the Bankruptcy Code have been met with respect to the Plan.

If the Plan is filed, there can be no assurance that modifications to such plan would not be required for confirmation, or that such modifications would not require a re-solicitation of votes on the Plan.

Moreover, the Bankruptcy Court could determine that our disclosures made in the offering memorandum and disclosure statement are inadequate and that the votes in favor of the Plan do not count. The Corporation then would be required to recommence the solicitation process, which would include re-filing a plan of reorganization and disclosure statement. This process would involve additional delay of at least 20 days or even more before the Plan could be confirmed and consummated.

If the Plan is not confirmed, the Corporation’s bankruptcy case may be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that a liquidation under Chapter 7 of the Bankruptcy Code would result in little or no recovery for holders of unsecured claims.

If the Corporation commences a Chapter 11 case, other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain of our constituencies than the Plan.

If the Corporation commences a Chapter 11 case to confirm the Plan, other parties in interest could seek authority from the Bankruptcy Court to propose an alternative plan of reorganization. Under the Bankruptcy Code, a debtor-in- possession initially has the exclusive right to propose and solicit acceptances of a plan of reorganization. However, such exclusivity period can be reduced or terminated for cause upon order of the Bankruptcy Court. If such an order were to be entered, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

The Bankruptcy Court may find the solicitation of acceptances inadequate.

Usually, votes to accept or reject a plan of reorganization are solicited after the filing of a petition commencing a Chapter 11 case. Nevertheless, a debtor may solicit votes prior to the commencement of a Chapter 11 case in accordance with Section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 30l8(b). The Federal Rules of Bankruptcy Procedure are referred to as the “Bankruptcy Rules.” Section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) require that:

•	the plan of reorganization be transmitted to substantially all creditors and other interest holders entitled to vote;

•	the time prescribed for voting is not unreasonably short; and

•
the solicitation of votes is in compliance with any applicable non-bankruptcy law, rule or regulation governing the adequacy of disclosure in such solicitation or, if no such law, rule or regulation exists, votes be solicited only after the disclosure of adequate information.

Section 1125(a)(1) of the Bankruptcy Code describes adequate information as information of a kind and in sufficient detail as would enable a hypothetical reasonable investor typical of holders of claims and interests to make an informed judgment about the plan of reorganization. With regard to solicitation of votes prior to the commencement of bankruptcy cases, if the Bankruptcy Court concludes that the requirements of Bankruptcy Rule 3018(b) have not been met, then the Bankruptcy Court could deem such votes invalid, whereupon the Plan could not be confirmed without a re-solicitation of votes to accept or reject the Plan. While the Corporation believes that the requirements of Section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018 will be met, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Even if the class of claims that is entitled to vote accept the Plan, the Corporation may fail to meet all conditions precedent to effectiveness of the Plan, and the Plan may not become effective.

The confirmation and effectiveness of the Plan are subject to certain conditions that may or may not be satisfied. We cannot assure you that all requirements for confirmation and effectiveness required under the Plan will be satisfied or that the Bankruptcy Court will conclude that the requirements for confirmation and effectiveness of the Plan have been satisfied. See “The Plan-Plan Confirmation Requirements.”

If the conditions precedent to the Effective Date (as defined in the Plan) have not occurred, the confirmation of the Plan could be denied. In addition, it may be necessary to file for bankruptcy protection without the benefit of an agreed prepackaged plan, either may require significant and accelerated asset liquidations or result in our liquidation. It is likely that holders of Convertible Notes and other claimants would receive less consideration for their claims in this situation than they would receive pursuant to the Plan.

If the prepackaged Chapter 11 case takes longer than expected to conclude, the Corporation may exhaust our available cash. There is no assurance that the Corporation will be able to obtain additional financing. In such case, the liquidity necessary for the orderly functioning of our businesses may be impaired materially.

We may seek to amend, waive, modify or withdraw the Plan at any time prior to the confirmation of the Plan.

The Corporation reserves the right, prior to the confirmation or substantial consummation thereof, subject to the provisions of Section 1127 of the Bankruptcy Code, Bankruptcy Rule 3019, and applicable law, to amend the terms of the Plan or waive any conditions thereto, if and to the extent such amendments or waivers are necessary or desirable to consummate the Plan. The potential impact of any such amendment or waiver on the holders of claims and interests cannot presently be foreseen but may include a change in the economic impact of the Plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of claims and interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If, after receiving sufficient acceptances, but prior to confirmation of the Plan, the Corporation seeks to modify the Plan, the previously solicited acceptances will be valid only if (1) all classes of adversely affected creditors and interest holders accept the modification in writing or (2) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders accepting claims and interests or is otherwise permitted by the Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

There were no shares of Class A common stock repurchased during the quarter ended September 30, 2017.

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

GLOBAL BROKERAGE, INC.

Date:	November 14, 2017	By:	/s/ Kenneth Grossman
Kenneth Grossman Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Robert Lande
Robert Lande Chief Financial Officer (Principal Financial Officer)